Form 10-Q
period 2020-08-30
GENERAL MILLS INC
filed 2020-09-23
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2020

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

Yes ☐No ☑

Number of shares of Common Stock outstanding as of September 15, 2020: 611,333,854 (excluding 143,279,474 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 30, 2020	Aug. 25, 2019
Net sales	$4,364.0	$4,002.5
Cost of sales	2,773.6	2,613.0
Selling, general, and administrative expenses	736.2	718.9
Restructuring, impairment, and other exit costs	0.5	8.2
Operating profit	853.7	662.4
Benefit plan non-service income	(33.3)	(30.2)
Interest, net	111.1	118.7
Earnings before income taxes and after-tax earnings from joint ventures	775.9	573.9
Income taxes	170.8	67.2
After-tax earnings from joint ventures	41.3	21.8
Net earnings, including earnings attributable to redeemable and noncontrolling interests	646.4	528.5
Net earnings attributable to redeemable and noncontrolling interests	7.5	7.9
Net earnings attributable to General Mills	$638.9	$520.6
Earnings per share - basic	$1.04	$0.86
Earnings per share - diluted	$1.03	$0.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 30, 2020	Aug. 25, 2019
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$646.4	$528.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	66.2	(3.7)
Other fair value changes:
Hedge derivatives	(12.1)	3.8
Reclassification to earnings:
Hedge derivatives	(1.7)	(0.6)
Amortization of losses and prior service costs	19.5	19.6
Other comprehensive income, net of tax	71.9	19.1
Total comprehensive income	718.3	547.6
Comprehensive income attributable to redeemable and noncontrolling interests	73.7	2.2
Comprehensive income attributable to General Mills	$644.6	$545.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Aug. 30, 2020	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,796.7	$1,677.8
Receivables	1,633.0	1,615.1
Inventories	1,605.1	1,426.3
Prepaid expenses and other current assets	320.0	402.1
Total current assets	5,354.8	5,121.3
Land, buildings, and equipment	3,557.0	3,580.6
Goodwill	14,010.1	13,923.2
Other intangible assets	7,150.4	7,095.8
Other assets	1,189.9	1,085.8
Total assets	$31,262.2	$30,806.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,184.4	$3,247.7
Current portion of long-term debt	2,625.7	2,331.5
Notes payable	162.7	279.0
Other current liabilities	1,639.9	1,633.3
Total current liabilities	7,612.7	7,491.5
Long-term debt	10,832.9	10,929.0
Deferred income taxes	1,924.5	1,947.1
Other liabilities	1,549.3	1,545.0
Total liabilities	21,919.4	21,912.6
Redeemable interest	584.9	544.6
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,335.5	1,348.6
Retained earnings	16,312.5	15,982.1
Common stock in treasury, at cost, shares of 143.3 and 144.8	(6,370.2)	(6,433.3)
Accumulated other comprehensive loss	(2,908.7)	(2,914.4)
Total stockholders' equity	8,444.6	8,058.5
Noncontrolling interests	313.3	291.0
Total equity	8,757.9	8,349.5
Total liabilities and equity	$31,262.2	$30,806.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
	Quarter Ended
	Aug. 30, 2020		Aug. 25, 2019
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$8,349.5		$7,367.7
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,348.6		1,386.7
Stock compensation plans		23.6		18.0
Unearned compensation related to stock unit awards		(74.9)		(66.5)
Earned compensation		28.2		28.7
Decrease in redemption value of redeemable interest		10.0		4.0
Ending balance		1,335.5		1,370.9
Retained earnings:
Beginning balance		15,982.1		14,996.7
Comprehensive income		638.9		520.6
Cash dividends declared ($0.49 and $0.49 per share)		(302.8)		(298.5)
Adoption of current expected credit loss accounting requirements		(5.7)		-
Ending balance		16,312.5		15,218.8
Common stock in treasury:
Beginning balance	(144.8)	(6,433.3)	(152.7)	(6,779.0)
Stock compensation plans	1.5	63.1	2.2	97.2
Ending balance	(143.3)	(6,370.2)	(150.5)	(6,681.8)
Accumulated other comprehensive loss:
Beginning balance		(2,914.4)		(2,625.4)
Comprehensive income		5.7		24.8
Ending balance		(2,908.7)		(2,600.6)
Noncontrolling interests:
Beginning balance		291.0		313.2
Comprehensive income		23.4		2.1
Distributions to noncontrolling interest holders		(1.1)		(2.5)
Ending balance		313.3		312.8
Total equity, ending balance		$8,757.9		$7,695.6
Redeemable interest:
Beginning balance		544.6		551.7
Comprehensive income		50.3		0.1
Decrease in redemption value of redeemable interest		(10.0)		(4.0)
Ending balance		$584.9		$547.8
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Quarter Ended
	Aug. 30, 2020	Aug. 25, 2019
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$646.4	$528.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	146.1	154.1
After-tax earnings from joint ventures	(41.3)	(21.8)
Distributions of earnings from joint ventures	19.9	20.7
Stock-based compensation	28.3	28.8
Deferred income taxes	23.0	(37.2)
Pension and other postretirement benefit plan contributions	(5.6)	(6.9)
Pension and other postretirement benefit plan costs	(8.6)	(7.8)
Restructuring, impairment, and other exit costs	(2.7)	4.9
Changes in current assets and liabilities	(157.8)	(84.6)
Other, net	(64.1)	(6.6)
Net cash provided by operating activities	583.6	572.1
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(117.0)	(69.8)
Investments in affiliates, net	(0.7)	(12.5)
Proceeds from disposal of land, buildings, and equipment	0.3	0.3
Other, net	(5.6)	(1.7)
Net cash used by investing activities	(123.0)	(83.7)
Cash Flows - Financing Activities
Change in notes payable	(120.9)	(170.0)
Issuance of long-term debt	595.2	-
Payment of long-term debt	(555.1)	(0.1)
Proceeds from common stock issued on exercised options	30.0	55.8
Dividends paid	(302.8)	(298.5)
Distributions to noncontrolling and redeemable interest holders	(1.1)	(2.5)
Other, net	(18.0)	(13.3)
Net cash used by financing activities	(372.7)	(428.6)
Effect of exchange rate changes on cash and cash equivalents	31.0	(5.0)
Increase in cash and cash equivalents	118.9	54.8
Cash and cash equivalents - beginning of year	1,677.8	450.0
Cash and cash equivalents - end of period	$1,796.7	$504.8
Cash Flow from changes in current assets and liabilities:
Receivables	$7.2	$(37.4)
Inventories	(158.6)	(145.3)
Prepaid expenses and other current assets	88.2	148.0
Accounts payable	(45.9)	(35.8)
Other current liabilities	(48.7)	(14.1)
Changes in current assets and liabilities	$(157.8)	$(84.6)
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 30, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2021.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K with the exception of new requirements adopted in the first quarter of fiscal 2021.

In the first quarter of fiscal 2021, we adopted new accounting requirements related to the measurement of credit losses on financial instruments, including trade receivables. The new standard and subsequent amendments replace the incurred loss impairment model with a forward-looking expected credit loss model, which will generally result in earlier recognition of credit losses. Our allowance for doubtful accounts represents our estimate of expected credit losses related to our trade receivables. We pool our trade receivables based on similar risk characteristics, such as geographic location, business channel, and other account data. To estimate our allowance for doubtful accounts, we leverage information on historical losses, asset-specific risk characteristics, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when we deem the amount is uncollectible. We adopted the requirements of the new standard and subsequent amendments using the modified retrospective transition approach, and recorded a decrease to retained earnings of $5.7 million after-tax.

Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Restructuring, Impairment, and Other Exit Costs

During the first quarter of fiscal 2021, we did not undertake any new restructuring actions. We recorded $1.0 million of restructuring charges in the first quarter of fiscal 2021 for previously announced restructuring actions. We recorded $14.3 million of restructuring charges in the first quarter of fiscal 2020. The restructuring charges primarily relate to actions to drive efficiencies in targeted areas of our global supply chain. Certain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2022.

We paid net $3.7 million of cash in the first quarter of fiscal 2021 related to restructuring actions previously announced. We paid net $9.4 million of cash in the same period of fiscal 2020.

Restructuring and impairment charges are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Restructuring, impairment, and other exit costs	$0.5	$8.2
Cost of sales	0.5	6.1
Total restructuring charges	$1.0	$14.3

(3) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 30, 2020	May 31, 2020
Goodwill	$14,010.1	$13,923.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,606.6	6,561.4
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	809.8	777.8
Less accumulated amortization	(266.0)	(243.4)
Intangible assets subject to amortization, net	543.8	534.4
Other intangible assets	7,150.4	7,095.8
Total	$21,160.5	$21,019.0

Based on the carrying value of finite-lived intangible assets as of August 30, 2020, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill during the first quarter of fiscal 2021 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 31, 2020	$6,403.7	$5,300.5	$918.8	$690.7	$203.8	$405.7	$13,923.2
Other activity, primarily foreign currency translation	5.8	-	-	51.3	0.5	29.3	86.9
Balance as of Aug. 30, 2020	$6,409.5	$5,300.5	$918.8	$742.0	$204.3	$435.0	$14,010.1

The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2021 were as follows:

In Millions	Total
Balance as of May 31, 2020	$7,095.8
Other activity, primarily foreign currency translation	54.6
Balance as of Aug. 30, 2020	$7,150.4

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

(4) Inventories

The components of inventories were as follows:

In Millions	Aug. 30, 2020	May 31, 2020
Raw materials and packaging	$436.3	$392.2
Finished goods	1,286.4	1,142.6
Grain	78.5	93.6
Excess of FIFO over LIFO cost	(196.1)	(202.1)
Total	$1,605.1	$1,426.3

(5) Risk Management Activities

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

Unallocated corporate items for the quarters ended August 30, 2020, and August 25, 2019, included:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Net gain (loss) on mark-to-market valuation of certain commodity positions	$10.4	$(20.7)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	12.0	11.3
Net mark-to-market revaluation of certain grain inventories	(6.0)	(5.6)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$16.4	$(15.0)

As of August 30, 2020, the net notional value of commodity derivatives was $252.7 million, of which $74.7 million related to energy inputs and $178.0 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, in the fourth quarter of fiscal 2020, we entered into $300 million of treasury locks due January 13, 2022 with an average fixed rate of 0.85 percent.

During the third quarter of fiscal 2020, we entered into a €600 million interest rate swap to convert our €600 million fixed rate notes due January 15, 2026, to a floating rate.

During the second quarter of fiscal 2020, we entered into a $500 million interest rate swap to convert a portion of our $850 million floating-rate notes due April 16, 2021, to a fixed rate.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 30, 2020, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 30, 2020, $1,337.1 million of our total accounts payable were payable to suppliers who utilize these third party services.

(6) Debt

The components of notes payable were as follows:

In Millions	Aug. 30, 2020	May 31, 2020
U.S. commercial paper	$-	$99.9
Financial institutions	162.7	179.1
Total	$162.7	$279.0

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have committed and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 30, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.1
Total committed and uncommitted credit facilities	$3.6	$0.1

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 30, 2020.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $14,939.7 million and $13,458.6 million, respectively, as of August 30, 2020. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In the first quarter of fiscal 2021, we issued €500.0 million principal amount of 0.00 percent fixed-rate notes due August 21, 2021. We used the net proceeds, together with cash on hand, to repay €500.0 million of 2.1 percent fixed-rate notes.

In the fourth quarter of fiscal 2020, we issued $750 million of 2.875 percent fixed-rate notes due April 15, 2030. We used the net proceeds to repay a portion of our outstanding commercial paper and for general corporate purposes.

In the third quarter of fiscal 2020, we issued €600.0 million of 0.45 percent fixed-rate notes due January 15, 2026 and €200.0 million of 0.0 percent fixed-rate notes due November 16, 2020. We used the net proceeds, together with cash on hand, to repay €500.0 million of floating-rate notes and €300.0 million of 0.0 percent fixed-rate notes.

In the second quarter of fiscal 2020, we repaid $500.0 million of 2.20 percent fixed-rate notes with proceeds from commercial paper.

Certain of our long-term debt agreements contain restrictive covenants. As of August 30, 2020, we were in compliance with all of these covenants.

(7) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 30, 2020, the redemption value of the euro-denominated redeemable interest was $584.9 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $47.8 million for the quarter ended August 30, 2020, and $67.2 million for the quarter ended August 25, 2019.

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

Our noncontrolling interests contain restrictive covenants. As of August 30, 2020, we were in compliance with all of these covenants.

(8) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Aug. 30, 2020					Aug. 25, 2019
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$638.9	$0.1	$7.4			$520.6	$3.6	$4.3
Other comprehensive (loss) income:
Foreign currency translation	$(48.1)	$47.8	(0.3)	23.3	43.2	$2.7	$-	2.7	(1.5)	(4.9)
Other fair value changes:
Hedge derivatives	(15.5)	3.7	(11.8)	-	(0.3)	2.4	0.7	3.1	-	0.7
Reclassification to earnings:
Hedge derivatives (a)	(2.1)	0.4	(1.7)	-	-	(0.6)	-	(0.6)	-	-
Amortization of losses and prior service costs (b)	25.3	(5.8)	19.5	-	-	25.5	(5.9)	19.6	-	-
Other comprehensive (loss) income	$(40.4)	$46.1	5.7	23.3	42.9	$30.0	$(5.2)	24.8	(1.5)	(4.2)
Total comprehensive income			$644.6	$23.4	$50.3			$545.4	$2.1	$0.1

(a)Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 30, 2020	May 31, 2020
Foreign currency translation adjustments	$(889.3)	$(889.0)
Unrealized loss from:
Hedge derivatives	(26.1)	(12.6)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(2,002.4)	(2,022.5)
Prior service credits	9.1	9.7
Accumulated other comprehensive loss	$(2,908.7)	$(2,914.4)

(9) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Compensation expense related to stock-based payments	$28.3	$28.8

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $6.2 million for the first quarter of fiscal 2021 and $6.6 million for the first quarter of fiscal 2020.

As of August 30, 2020, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $161.4 million. This expense will be recognized over 25 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Net cash proceeds	$30.0	$55.8
Intrinsic value of options exercised	$18.7	$30.2

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 30, 2020		Aug. 25, 2019
Estimated fair values of stock options granted	$8.03		$7.10
Assumptions:
Risk-free interest rate	0.7%		2.0%
Expected term	8.5	years	8.5	years
Expected volatility	19.5%		17.4%
Dividend yield	3.3%		3.6%

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Total grant date fair value	$62.0	$43.8

(10) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 30, 2020	Aug. 25, 2019
Net earnings attributable to General Mills	$638.9	$520.6
Average number of common shares - basic EPS	614.1	606.0
Incremental share effect from: (a)
Stock options	3.2	3.1
Restricted stock units and performance share units	2.5	2.4
Average number of common shares - diluted EPS	619.8	611.5
Earnings per share - basic	$1.04	$0.86
Earnings per share - diluted	$1.03	$0.85

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:
	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Anti-dilutive stock options, restricted stock units, and performance share units	3.1	10.1

(11) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Net cash interest payments	$80.4	$80.6
Net income tax payments	$76.2	$32.1

(12) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019	Aug. 30, 2020	Aug. 25, 2019	Aug. 30, 2020	Aug. 25, 2019
Service cost	$26.0	$23.2	$2.2	$2.4	$2.3	$2.1
Interest cost	48.0	57.6	4.5	6.8	0.4	0.7
Expected return on plan assets	(105.0)	(112.5)	(8.7)	(10.5)	-	-
Amortization of losses (gains)	26.8	26.7	(1.3)	(0.5)	0.7	0.2
Amortization of prior service costs (credits)	0.3	0.4	(1.4)	(1.4)	0.2	0.1
Other adjustments	-	-	-	-	2.2	2.2
Net (income) expense	$(3.9)	$(4.6)	$(4.7)	$(3.2)	$5.8	$5.3

(13) Income Taxes

During the first quarter of fiscal 2020, we reorganized certain wholly owned subsidiaries, including the movement of certain assets between legal entities. As a result of these actions, we recorded a $53.1 million decrease to our deferred income tax liabilities, with a corresponding discrete, non-cash reduction to income taxes in the first quarter of fiscal 2020.

(14) Contingencies

During fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of August 30, 2020, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

(15) Business Segment and Geographic Information

We operate in the packaged foods industry. Our operating segments are as follows: North America Retail; Europe & Australia; Pet; Convenience Stores & Foodservice; and Asia & Latin America.

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

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Net sales:
North America Retail	$2,707.0	$2,376.1
Europe & Australia	491.0	454.1
Pet	391.7	367.8
Convenience Stores & Foodservice	391.6	445.0
Asia & Latin America	382.7	359.5
Total	$4,364.0	$4,002.5
Operating profit:
North America Retail	$695.4	$559.9
Europe & Australia	53.2	27.6
Pet	90.3	80.9
Convenience Stores & Foodservice	69.6	91.1
Asia & Latin America	20.1	10.1
Total segment operating profit	$928.6	$769.6
Unallocated corporate items	74.4	99.0
Restructuring, impairment, and other exit costs	0.5	8.2
Operating profit	$853.7	$662.4

Net sales for our North America Retail operating units were as follows:

	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
U.S. Meals & Baking	$1,091.5	$830.6
U.S. Cereal	650.7	589.9
U.S. Snacks	519.1	528.2
U.S. Yogurt and Other	231.1	219.2
Canada	214.6	208.2
Total	$2,707.0	$2,376.1

Net sales by class of similar products were as follows:
	Quarter Ended
In Millions	Aug. 30, 2020	Aug. 25, 2019
Snacks	$891.7	$869.4
Cereal	751.9	685.5
Convenient meals	729.6	569.2
Yogurt	488.0	495.2
Baking mixes and ingredients	398.0	355.7
Pet	391.7	367.8
Dough	384.3	330.6
Super-premium ice cream	232.9	227.2
Other	95.9	101.9
Total	$4,364.0	$4,002.5

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

As the COVID-19 pandemic continues, we expect the largest factor impacting our fiscal 2021 performance will be the relative balance of at-home versus away-from-home consumer food demand. At-home food demand has remained elevated relative to pre-pandemic levels, though it has moderated from the fourth quarter of fiscal 2020. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

In the first quarter of fiscal 2021, net sales increased 9 percent and organic net sales increased 10 percent compared to the same period last year. Operating profit margin of 19.6 percent increased 310 basis points, primarily driven by favorable net price realization and mix, a larger increase in net sales as compared to the increase in selling, general, and administrative (SG&A) expenses, and a favorable change to the mark-to-market valuation of certain commodity positions and grain inventories. Adjusted operating profit margin increased 210 basis points to 19.1 percent compared to the same period last year, primarily driven by favorable net price realization and mix and a larger increase in net sales as compared to the increase in SG&A expenses. Diluted earnings per share of $1.03 increased 21 percent in the first quarter of fiscal 2021. Adjusted diluted earnings per share of $1.00 increased 27 percent on a constant-currency basis compared to the first quarter of fiscal 2020. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the first quarter of fiscal 2021 follows:

Quarter Ended Aug. 30, 2020	In millions, except per share	Quarter Ended Aug. 30, 2020 vs. Aug. 25, 2019	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,364.0	9%
Operating profit	853.7	29%	19.6%
Net earnings attributable to General Mills	638.9	23%
Diluted earnings per share	$1.03	21%
Organic net sales growth rate (a)		10%
Adjusted operating profit (a)	832.5	22%	19.1%	22%
Adjusted diluted earnings per share (a)	$1.00	27%		27%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Aug. 30, 2020	Aug. 30, 2020 vs Aug. 25, 2019		Aug. 25, 2019
Net sales (in millions)	$4,364.0	9%		$4,002.5
Contributions from volume growth (a)		8	pts
Net price realization and mix		2	pts
Foreign currency exchange		(1)	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 9 percent increase in net sales in the first quarter of fiscal 2021 reflects increased contributions from volume growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 30, 2020 vs.
Quarter Ended Aug. 25, 2019
Contributions from organic volume growth (a)	8 pts
Organic net price realization and mix	2 pts
Organic net sales growth	10 pts
Foreign currency exchange	(1)pt
Net sales growth	9 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 10 percent in the first quarter of fiscal 2021 primarily driven by increased contributions from organic volume growth and favorable organic net price realization and mix.

Cost of sales increased $161 million to $2,774 million in the first quarter of fiscal 2021 compared to the same period in fiscal 2020. The increase was primarily driven by a $198 million increase due to higher volume, partially offset by a $7 million decrease attributable to product rate and mix. We recorded a $16 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2021 compared to a net increase of $15 million in the first quarter of fiscal 2020. In the first quarter of fiscal 2021, we recorded a $7 million charge related to a product recall in our international Green Giant business. In addition, we recorded an insignificant amount of restructuring charges in cost of sales in the first quarter of fiscal 2021 compared to $6 million in the first quarter of fiscal 2020 (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $17 million to $736 million in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, primarily reflecting increased other consumer-related expenses and increased media and advertising expenses, partially offset by lower administrative expenses. SG&A expenses as a percent of net sales in the first quarter of fiscal 2021 decreased 110 basis points compared to the first quarter of fiscal 2020.

Restructuring, impairment, and other exit costs were insignificant in the first quarter of fiscal 2021 compared to $8 million in the same period last year.

Benefit plan non-service income totaled $33 million in the first quarter of fiscal 2021 compared to $30 million in the same period last year, primarily reflecting lower interest costs, partially offset by lower expected return on plan assets.

Interest, net for the first quarter of fiscal 2021 totaled $111 million, down $8 million from the first quarter of fiscal 2020, primarily driven by lower average debt levels, partially offset by a change in the mix of debt.

The effective tax rate for the first quarter of fiscal 2021 was 22.0 percent compared to 11.7 percent for the first quarter of fiscal 2020. The 10.3 percentage point increase was primarily due to nonrecurring net benefits related to a reorganization of certain wholly owned subsidiaries and certain international discrete tax benefits recorded in the first quarter of fiscal 2020, partially offset by changes in earnings mix by jurisdiction in fiscal 2021. Our adjusted effective tax rate was 21.9 percent in the first quarter of fiscal 2021 compared to 20.9 percent in the first quarter of fiscal 2020 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 1 percentage point increase in the adjusted effective tax rate was primarily due to certain nonrecurring international discrete tax benefits recorded in the first quarter of fiscal 2020, partially offset by changes in earnings mix by jurisdiction in fiscal 2021.

After-tax earnings from joint ventures for the first quarter of fiscal 2021 increased to $41 million compared to $22 million in the same period in fiscal 2020, primarily driven by higher net sales and lower input costs at Cereal Partners Worldwide (CPW). On a constant-currency basis, after-tax earnings from joint ventures increased 88 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 30, 2020 vs.
Quarter Ended Aug. 25, 2019	CPW		HDJ (a)		Total
Contributions from volume growth (b)	7	pts	(6)	pts
Net price realization and mix	2	pts	5	pts
Net sales growth in constant currency	9	pts	(1)	pt	7	pts
Foreign currency exchange	(4)	pts	1	pt	(3)	pts
Net sales growth	5	pts	Flat		4	pts
Note: Table may not foot due to rounding.
(a) Häagen-Dazs Japan, Inc. (HDJ)
(b) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the first quarter of fiscal 2021 from the same period a year ago due to option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Europe & Australia; Pet; Convenience Stores & Foodservice; and Asia & Latin America. Please refer to Note 15 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended
	Aug. 30, 2020	Aug. 30, 2020 vs Aug. 25, 2019		Aug. 25, 2019
Net sales (in millions)	$2,707.0	14%		$2,376.1
Contributions from volume growth (a)		17	pts
Net price realization and mix		(2)	pts
Foreign currency exchange		Flat

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

North America Retail net sales increased 14 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2020
Contributions from organic volume growth (a)	17	pts
Organic net price realization and mix	(2)	pts
Organic net sales growth	14	pts
Foreign currency exchange	Flat
Net sales growth	14	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 14 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 30, 2020
U.S. Meals & Baking	31%
U.S. Cereal	10
U.S. Yogurt and Other	5
U.S. Snacks	(2)
Canada (a)	3
Total	14%

(a) On a constant-currency basis, Canada net sales increased 5 percent for the first quarter of fiscal 2021 compared to the same period in fiscal 2020. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit increased 24 percent to $695 million in the first quarter of fiscal 2021 compared to $560 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by unfavorable net price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 24 percent on a constant-currency basis in the first quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

		Quarter Ended
	Aug. 30, 2020	Aug. 30, 2020 vs. Aug. 25, 2019		Aug. 25, 2019
Net sales (in millions)	$491.0	8%		$454.1
Contributions from volume growth (a)		(1)	pt
Net price realization and mix		6	pts
Foreign currency exchange		3	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales increased 8 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2020
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	7	pts
Organic net sales growth	7	pts
Foreign currency exchange	3	pts
Divestiture	(1)	pt
Net sales growth	8	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales increased 7 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by favorable organic net price realization and mix.

Segment operating profit increased 93 percent to $53 million in the first quarter of fiscal 2021 from $28 million in the same period in fiscal 2020, driven by favorable net price realization and mix. Segment operating profit increased 89 percent on a constant-currency basis in the first quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

		Quarter Ended
	Aug. 30, 2020	Aug. 30, 2020 vs Aug. 25, 2019		Aug. 25, 2019
Net sales (in millions)	$391.7	6%		$367.8
Contributions from volume growth (a)		11	pts
Net price realization and mix		(4)	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 6 percent during the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by increased contributions from volume growth, partially offset by unfavorable net price realization and mix.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2020
Contributions from organic volume growth (a)	11	pts
Organic net price realization and mix	(4)	pts
Organic net sales growth	6	pts
Foreign currency exchange	Flat
Net sales growth	6	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 12 percent to $90 million in the first quarter of fiscal 2021 compared to $81 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by unfavorable net price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 12 percent on a constant-currency basis in the first quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended
	Aug. 30, 2020	Aug. 30, 2020 vs Aug. 25, 2019		Aug. 25, 2019
Net sales (in millions)	$391.6	(12)%		$445.0
Contributions from volume growth (a)		(9)	pts
Net price realization and mix		(3)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 12 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

Quarter Ended
Aug. 30, 2020
Contributions from organic volume growth (a)	(9)pts
Organic net price realization and mix	(3)pts
Organic net sales growth	(12)pts
Net sales growth	(12)pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 24 percent to $70 million in the first quarter of fiscal 2021 compared to $91 million in the same period in fiscal 2020, primarily driven by unfavorable net price realization and mix and a decrease in contributions from volume growth.

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

		Quarter Ended
	Aug. 30, 2020	Aug. 30, 2020 vs. Aug. 25, 2019		Aug. 25, 2019
Net sales (in millions)	$382.7	6%		$359.5
Contributions from volume growth (a)		20	pts
Net price realization and mix		(4)	pts
Foreign currency exchange		(10)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 6 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable foreign currency exchange and unfavorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2020
Contributions from organic volume growth (a)	20	pts
Organic net price realization and mix	(4)	pts
Organic net sales growth	17	pts
Foreign currency exchange	(10)	pts
Net sales growth	6	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales increased 17 percent in the first quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

Segment operating profit increased 99 percent to $20 million in the first quarter of fiscal 2021 from $10 million in the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

Segment operating profit increased 68 percent on a constant-currency basis in the first quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $74 million in the first quarter of fiscal 2021 compared to $99 million in the same period in fiscal 2020. We recorded a $16 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2021 compared to a $15 million net increase in expense in the same period last year. We recorded $13 million of net gains related to valuation adjustments of certain corporate investments in the first quarter of fiscal 2021 compared to $10 million of net gains related to valuation adjustments and the loss on the sale of certain corporate investments in the first quarter of fiscal 2020. We also recorded a $7 million charge related to a product recall in our international Green Giant business in the first quarter of fiscal 2021. We recorded an immaterial amount of restructuring charges in cost of sales in the first quarter of fiscal 2021 compared to $6 million in the same period last year.

LIQUIDITY

During the first quarter of fiscal 2021, cash provided by operations was $584 million compared to $572 million in the same period last year. The $12 million increase was primarily driven by a $118 million increase in net earnings, partially offset by a $73 million change in current assets and liabilities and a $20 million increase in after-tax earnings from joint ventures. The $73 million change in current assets and liabilities was primarily driven by a $60 million change in prepaid expenses and other current assets mainly due to the timing of certain tax payments and receipts.

Cash used by investing activities during the first quarter of fiscal 2021 was $123 million compared to $84 million for the same period in fiscal 2020. Investments of $117 million in land, buildings, and equipment in the first quarter of fiscal 2021 increased by $47 million compared to the same period a year ago.

Cash used by financing activities during the first quarter of fiscal 2021 was $373 million compared to $429 million in the same period in fiscal 2020. We had $81 million of net debt repayments in the first quarter of fiscal 2021 compared to $170 million of net debt repayments in the same period a year ago. We paid $303 million of dividends in the first quarter of fiscal 2021 compared to $298 million in the same period last year.

Our sources of liquidity were not materially impacted by the COVID-19 pandemic.

As of August 30, 2020, we had $650 million of cash and cash equivalents held in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. As such, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Aug. 30, 2020	May 31, 2020
Notes payable	$162.7	$279.0
Current portion of long-term debt	2,625.7	2,331.5
Long-term debt	10,832.9	10,929.0
Total debt	13,621.3	13,539.5
Redeemable interest	584.9	544.6
Noncontrolling interests	313.3	291.0
Stockholders' equity	8,444.6	8,058.5
Total capital	$22,964.1	$22,433.6

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 30, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.1
Total committed and uncommitted credit facilities	$3.6	$0.1

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of August 30, 2020, the redemption value of the redeemable interest was $585 million, which approximates its fair value.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 30, 2020, we were in compliance with all of these covenants.

We have $2,626 million of long-term debt maturing in the next 12 months that is classified as current, including $100 million of 6.61 percent fixed-rate medium-term notes due for remarketing in October 2020, €200 million of 0.00 percent notes due November 2020, $4 million of floating-rate medium term notes due for remarketing in November 2020, $850 million of floating-rate notes due April 2021, $600 million of 3.2 percent notes due April 2021, €200 million of 2.20 percent fixed-rate notes due June 2021, and €500 million of 0.00 percent fixed-rate notes due August 2021. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the first quarter of fiscal 2021.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The accounting policies used in preparing our interim fiscal 2021 Consolidated Financial Statements are the same as those described in our Form 10-K with the exception of the new accounting requirements adopted in the first quarter of fiscal 2021 related to the measurement of credit losses on financial instruments, including trade receivables. Please see Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 30, 2020, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (FASB) issued optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The new standard provides expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as LIBOR, to alternative reference rates, if certain criteria are met. The new accounting requirements can be applied as of the beginning of the interim period including March 12, 2020, or any date thereafter, through December 31, 2022. We are in the process of reviewing our contracts and arrangements that will be affected by a discontinued reference rate and are analyzing the impact of this guidance on our results of operations and financial position.

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

Organic Net Sales Growth Rates

We provide organic net sales growth rates for our consolidated net sales and segment net sales. This measure is used in reporting to our Board of Directors and executive management and as a component of the measurement of our performance for incentive compensation purposes. We believe that organic net sales growth rates provide useful information to investors because they provide transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations, acquisitions, divestitures, and a 53rd week, when applicable, have on year-to-year comparability. A reconciliation of these measures to reported net sales growth rates, the relevant GAAP measures, are included in our Consolidated Results of Operations and Results of Segment Operations discussions in the MD&A above.

Adjusted Operating Profit as a Percent of Net Sales (Adjusted Operating Profit Margin)

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable basis.

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Aug. 30, 2020		Aug. 25, 2019
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$853.7	19.6%	$662.4	16.5%
Mark-to-market effects (a)	(16.4)	(0.4)%	15.0	0.4%
Investment activity, net (b)	(13.0)	(0.3)%	(9.5)	(0.2)%
Product recall (c)	7.1	0.2%	-	-%
Restructuring charges (d)	1.0	-%	14.3	0.4%
Adjusted operating profit	$832.5	19.1%	$682.1	17.0%

Note: Table may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Product recall costs related to our international Green Giant business.

(d) Restructuring charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Adjusted Operating Profit Growth on a Constant-currency Basis

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended
	Aug. 30, 2020	Aug. 25, 2019	Change
Operating profit as reported	$853.7	$662.4	29%
Mark-to-market effects (a)	(16.4)	15.0
Investment activity, net (b)	(13.0)	(9.5)
Product recall (c)	7.1	-
Restructuring charges (d)	1.0	14.3
Adjusted operating profit	$832.5	$682.1	22%
Foreign currency exchange impact			Flat
Adjusted operating profit growth, on a constant-currency basis			22%

Note: Table may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Product recall costs related to our international Green Giant business.

(d) Restructuring charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Adjusted Diluted EPS and Related Constant-currency Growth Rate

This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 30, 2020	Aug. 25, 2019	Change
Diluted earnings per share, as reported	$1.03	$0.85	21%
Mark-to-market effects (a)	(0.02)	0.02
Investment activity, net (b)	(0.02)	(0.01)
Product recall (c)	0.01	-
Restructuring charges (d)	-	0.02
Tax item (e)	-	(0.09)
Adjusted diluted earnings per share	$1.00	$0.79	27%
Foreign currency exchange impact			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			27%

Note: Table may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Product recall costs related to our international Green Giant business.

(d) Restructuring charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(e) Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries. Please see Note 13 to the Consolidated Financial Statement in Part I, Item 1 of this report.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Aug. 30, 2020	89%	1	pt	88%
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

Net sales growth rate for our Canada operating unit on a constant-currency basis is calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Aug. 30, 2020	3%	(2)	pts	5%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 30, 2020
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	24%	Flat		24%
Europe & Australia	93%	4	pts	89%
Pet	12%	Flat		12%
Asia & Latin America	99%	31	pts	68%
Note: Table may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended
	Aug. 30, 2020		Aug. 25, 2019
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$775.9	$170.8	$573.9	$67.2
Mark-to-market effects (b)	(16.4)	(3.8)	15.0	3.5
Investment activity, net (c)	(13.0)	(3.0)	(9.5)	(2.2)
Product recall (d)	7.1	0.8	-	-
Restructuring charges (e)	1.0	0.2	14.3	2.6
Tax item (f)	-	-	-	53.1
As adjusted	$754.6	$165.1	$593.7	$124.2
Effective tax rate:
As reported		22.0%		11.7%
As adjusted		21.9%		20.9%
Sum of adjustment to income taxes		$(5.7)		$57.0
Average number of common shares - diluted EPS		619.8		611.5
Impact of income tax adjustments on adjusted diluted EPS		$(0.01)		$0.09

Note: Table may not foot due to rounding.

(a) Earnings before income taxes and after-tax earnings from joint ventures.

(b) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c) Valuation adjustments of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(d) Product recall costs related to our international Green Giant business.

(e) Restructuring charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(f) Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries. Please see Note 13 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

OCI. Other Comprehensive Income.

Organic net sales growth. Net sales growth adjusted for foreign currency translation, acquisitions, divestitures and a 53rd week impact, when applicable.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 30, 2020 was as follows:

In Millions	One-day Loss in Fair Value	Change During Quarter Ended Aug. 30, 2020	Analysis of Change
Interest rate instruments	$70	$(9)	Lower Market Volatility
Foreign currency instruments	23	4	Higher Market Volatility
Commodity instruments	4	1	Immaterial
Equity instruments	4	(1)	Immaterial

For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 30, 2020, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: September 23, 2020	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)