Form 10-Q
period 2020-11-29
GENERAL MILLS INC
filed 2020-12-17
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 2020

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

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of December 10, 2020: 611,436,598 (excluding 143,176,730 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Net sales	$4,719.4	$4,420.8	$9,083.4	$8,423.3
Cost of sales	2,998.3	2,851.7	5,771.9	5,464.7
Selling, general, and administrative expenses	804.1	759.0	1,540.3	1,477.9
Restructuring, impairment, and other exit costs (recoveries)	0.4	(1.1)	0.9	7.1
Operating profit	916.6	811.2	1,770.3	1,473.6
Benefit plan non-service income	(32.9)	(30.2)	(66.2)	(60.4)
Interest, net	100.6	119.4	211.7	238.1
Earnings before income taxes and after-tax earnings from joint ventures	848.9	722.0	1,624.8	1,295.9
Income taxes	189.4	155.5	360.2	222.7
After-tax earnings from joint ventures	36.4	24.9	77.7	46.7
Net earnings, including earnings attributable to redeemable and noncontrolling interests	695.9	591.4	1,342.3	1,119.9
Net earnings attributable to redeemable and noncontrolling interests	7.5	10.6	15.0	18.5
Net earnings attributable to General Mills	$688.4	$580.8	$1,327.3	$1,101.4
Earnings per share - basic	$1.12	$0.96	$2.16	$1.82
Earnings per share - diluted	$1.11	$0.95	$2.14	$1.80

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$695.9	$591.4	$1,342.3	$1,119.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	23.7	(2.8)	89.9	(6.5)
Other fair value changes:
Hedge derivatives	1.9	(12.8)	(10.2)	(9.0)
Reclassification to earnings:
Hedge derivatives	1.0	0.2	(0.7)	(0.4)
Amortization of losses and prior service costs	19.8	19.6	39.3	39.2
Other comprehensive income, net of tax	46.4	4.2	118.3	23.3
Total comprehensive income	742.3	595.6	1,460.6	1,143.2
Comprehensive income attributable to redeemable and noncontrolling interests	12.8	4.0	86.5	6.2
Comprehensive income attributable to General Mills	$729.5	$591.6	$1,374.1	$1,137.0

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Nov. 29, 2020	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,582.8	$1,677.8
Receivables	1,784.3	1,615.1
Inventories	1,712.5	1,426.3
Prepaid expenses and other current assets	328.6	402.1
Total current assets	6,408.2	5,121.3
Land, buildings, and equipment	3,529.8	3,580.6
Goodwill	14,020.4	13,923.2
Other intangible assets	7,147.5	7,095.8
Other assets	1,201.7	1,085.8
Total assets	$32,307.6	$30,806.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,398.6	$3,247.7
Current portion of long-term debt	2,885.7	2,331.5
Notes payable	126.2	279.0
Other current liabilities	2,053.7	1,633.3
Total current liabilities	8,464.2	7,491.5
Long-term debt	10,952.5	10,929.0
Deferred income taxes	1,939.4	1,947.1
Other liabilities	1,511.2	1,545.0
Total liabilities	22,867.3	21,912.6
Redeemable interest	587.7	544.6
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,333.3	1,348.6
Retained earnings	16,374.2	15,982.1
Common stock in treasury, at cost, shares of 143.2 and 144.8	(6,365.4)	(6,433.3)
Accumulated other comprehensive loss	(2,867.6)	(2,914.4)
Total stockholders' equity	8,550.0	8,058.5
Noncontrolling interests	302.6	291.0
Total equity	8,852.6	8,349.5
Total liabilities and equity	$32,307.6	$30,806.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
	Quarter Ended
	Nov. 29, 2020		Nov. 24, 2019
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$8,757.9		$7,695.6
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,335.5		1,370.9
Stock compensation plans		(2.4)		(4.2)
Unearned compensation related to stock unit awards		(2.8)		(3.4)
Earned compensation		20.0		18.6
(Increase) decrease in redemption value of redeemable interest		(17.0)		5.1
Ending balance		1,333.3		1,387.0
Retained earnings:
Beginning balance		16,312.5		15,218.8
Comprehensive income		688.4		580.8
Cash dividends declared ($1.02 and $0.49 per share)		(626.7)		(297.8)
Ending balance		16,374.2		15,501.8
Common stock in treasury:
Beginning balance	(143.3)	(6,370.2)	(150.5)	(6,681.8)
Shares purchased	-	(0.1)	-	(0.1)
Stock compensation plans	0.1	4.9	0.5	19.7
Ending balance	(143.2)	(6,365.4)	(150.0)	(6,662.2)
Accumulated other comprehensive loss:
Beginning balance		(2,908.7)		(2,600.6)
Comprehensive income		41.1		10.8
Ending balance		(2,867.6)		(2,589.8)
Noncontrolling interests:
Beginning balance		313.3		312.8
Comprehensive income		4.7		1.6
Distributions to noncontrolling interest holders		(15.4)		(6.1)
Ending balance		302.6		308.3
Total equity, ending balance		$8,852.6		$8,020.6
Redeemable interest:
Beginning balance		$584.9		$547.8
Comprehensive income		8.1		2.4
Increase (decrease) in redemption value of redeemable interest		17.0		(5.1)
Distributions to redeemable interest holder		(22.3)		-
Ending balance		$587.7		$545.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
	Six-Month Period Ended
	Nov. 29, 2020		Nov. 24, 2019
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$8,349.5		$7,367.7
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,348.6		1,386.7
Stock compensation plans		21.2		13.8
Unearned compensation related to stock unit awards		(77.7)		(69.9)
Earned compensation		48.2		47.3
(Increase) decrease in redemption value of redeemable interest		(7.0)		9.1
Ending balance		1,333.3		1,387.0
Retained earnings:
Beginning balance		15,982.1		14,996.7
Comprehensive income		1,327.3		1,101.4
Cash dividends declared ($1.51 and $0.98 per share)		(929.5)		(596.3)
Adoption of current expected credit loss accounting requirements		(5.7)		-
Ending balance		16,374.2		15,501.8
Common stock in treasury:
Beginning balance	(144.8)	(6,433.3)	(152.7)	(6,779.0)
Shares purchased	-	(0.1)	-	(0.1)
Stock compensation plans	1.6	68.0	2.7	116.9
Ending balance	(143.2)	(6,365.4)	(150.0)	(6,662.2)
Accumulated other comprehensive loss:
Beginning balance		(2,914.4)		(2,625.4)
Comprehensive income		46.8		35.6
Ending balance		(2,867.6)		(2,589.8)
Noncontrolling interests:
Beginning balance		291.0		313.2
Comprehensive income		28.1		3.7
Distributions to noncontrolling interest holders		(16.5)		(8.6)
Ending balance		302.6		308.3
Total equity, ending balance		$8,852.6		$8,020.6
Redeemable interest:
Beginning balance		$544.6		$551.7
Comprehensive income		58.4		2.5
Increase (decrease) in redemption value of redeemable interest		7.0		(9.1)
Distributions to redeemable interest holder		(22.3)		-
Ending balance		$587.7		$545.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Six-Month Period Ended
	Nov. 29, 2020	Nov. 24, 2019
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,342.3	$1,119.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	295.1	307.7
After-tax earnings from joint ventures	(77.7)	(46.7)
Distributions of earnings from joint ventures	29.7	28.9
Stock-based compensation	48.7	47.8
Deferred income taxes	42.3	(9.9)
Pension and other postretirement benefit plan contributions	(15.6)	(14.3)
Pension and other postretirement benefit plan costs	(16.9)	(15.5)
Restructuring, impairment, and other exit costs	(3.6)	11.3
Changes in current assets and liabilities	(147.8)	7.7
Other, net	(69.7)	19.7
Net cash provided by operating activities	1,426.8	1,456.6
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(226.2)	(158.5)
Investments in affiliates, net	18.1	(14.3)
Proceeds from disposal of land, buildings, and equipment	0.4	0.6
Other, net	(3.6)	9.5
Net cash used by investing activities	(211.3)	(162.7)
Cash Flows - Financing Activities
Change in notes payable	(159.6)	(119.7)
Issuance of long-term debt	971.3	-
Payment of long-term debt	(555.0)	(509.3)
Proceeds from common stock issued on exercised options	31.1	68.6
Purchases of common stock for treasury	(0.1)	(0.1)
Dividends paid	(617.7)	(596.3)
Distributions to noncontrolling and redeemable interest holders	(4.8)	(8.6)
Other, net	(18.8)	(14.4)
Net cash used by financing activities	(353.6)	(1,179.8)
Effect of exchange rate changes on cash and cash equivalents	43.1	(3.9)
Increase in cash and cash equivalents	905.0	110.2
Cash and cash equivalents - beginning of year	1,677.8	450.0
Cash and cash equivalents - end of period	$2,582.8	$560.2
Cash Flow from changes in current assets and liabilities:
Receivables	$(135.2)	$(97.0)
Inventories	(258.6)	(167.2)
Prepaid expenses and other current assets	81.6	67.6
Accounts payable	165.8	245.7
Other current liabilities	(1.4)	(41.4)
Changes in current assets and liabilities	$(147.8)	$7.7
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 29, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2021.

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

(2) Restructuring, Impairment, and Other Exit Costs

In the six-month period ended November 29, 2020, we did not undertake any new restructuring actions. We recorded $0.9 million of restructuring charges for previously announced restructuring actions in the second quarter of fiscal 2021 and $1.9 million in the six-month period ended November 29, 2020. We recorded $10.5 million of restructuring charges in the second quarter of fiscal 2020 and $24.8 million in the six-month period ended November 24, 2019. The restructuring charges primarily relate to actions to drive efficiencies in targeted areas of our global supply chain. Certain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2022.

We paid net $5.5 million of cash in the six-month period ended November 29, 2020, related to restructuring actions previously announced. We paid net $13.5 million of cash in the same period of fiscal 2020.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Cost of sales	$0.5	$11.6	$1.0	$17.7
Restructuring, impairment, and other exit costs (recoveries)	0.4	(1.1)	0.9	7.1
Total restructuring and impairment charges	0.9	10.5	1.9	24.8
Project-related costs classified in cost of sales	$-	$0.7	$-	$0.7

(3) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 29, 2020	May 31, 2020
Goodwill	$14,020.4	$13,923.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,611.7	6,561.4
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	812.2	777.8
Less accumulated amortization	(276.4)	(243.4)
Intangible assets subject to amortization, net	535.8	534.4
Other intangible assets	7,147.5	7,095.8
Total	$21,167.9	$21,019.0

Based on the carrying value of finite-lived intangible assets as of November 29, 2020, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill during the six-month period ended November 29, 2020 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 31, 2020	$6,403.7	$5,300.5	$918.8	$690.7	$203.8	$405.7	$13,923.2
Other activity, primarily foreign currency translation	6.8	-	-	53.9	5.0	31.5	97.2
Balance as of Nov. 29, 2020	$6,410.5	$5,300.5	$918.8	$744.6	$208.8	$437.2	$14,020.4

The changes in the carrying amount of other intangible assets during the six-month period ended November 29, 2020 were as follows:

In Millions	Total
Balance as of May 31, 2020	$7,095.8
Other activity, primarily foreign currency translation	51.7
Balance as of Nov. 29, 2020	$7,147.5

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2021, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values.

While having significant coverage as of our fiscal 2021 assessment date, the Europe & Australia reporting unit and the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(4) Inventories

The components of inventories were as follows:

In Millions	Nov. 29, 2020	May 31, 2020
Raw materials and packaging	$432.8	$392.2
Finished goods	1,360.4	1,142.6
Grain	113.3	93.6
Excess of FIFO over LIFO cost	(194.0)	(202.1)
Total	$1,712.5	$1,426.3

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

Unallocated corporate items for the quarters and six-month periods ended November 29, 2020, and November 24, 2019, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Net gain (loss) on mark-to-market valuation of certain commodity positions	$33.6	$9.7	$44.0	$(11.0)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	4.7	4.0	16.7	15.3
Net mark-to-market revaluation of certain grain inventories	7.6	8.9	1.6	3.3
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$45.9	$22.6	$62.3	$7.6

As of November 29, 2020, the net notional value of commodity derivatives was $319.6 million, of which $69.8 million related to energy inputs and $249.8 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

In advance of planned debt financing, in the fourth quarter of fiscal 2020, we entered into $300.0 million of treasury locks due January 13, 2022 with an average fixed rate of 0.85 percent.

During the third quarter of fiscal 2020, we entered into a €600.0 million interest rate swap to convert our €600.0 million fixed rate notes due January 15, 2026, to a floating rate.

During the second quarter of fiscal 2020, we entered into a $500.0 million interest rate swap to convert a portion of our $850.0 million floating-rate notes due April 16, 2021, to a fixed rate.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 29, 2020, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 29, 2020, $1,405.6 million of our total accounts payable were payable to suppliers who utilize these third party services.

(6) Debt

The components of notes payable were as follows:

In Millions	Nov. 29, 2020	May 31, 2020
U.S. commercial paper	$-	$99.9
Financial institutions	126.2	179.1
Total	$126.2	$279.0

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have committed and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 29, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.1
Total committed and uncommitted credit facilities	$3.6	$0.1

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 29, 2020.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $15,421.1 million and $13,838.2 million, respectively, as of November 29, 2020. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In the second quarter of fiscal 2021, we issued €500.0 million principal amount of 0.0 percent fixed-rate notes due November 16, 2021. We used the net proceeds to repay €200.0 million of 0.0 percent fixed-rate notes and for general corporate purposes.

In the first quarter of fiscal 2021, we issued €500.0 million principal amount of 0.0 percent fixed-rate notes due August 21, 2021. We used the net proceeds, together with cash on hand, to repay €500.0 million of 2.1 percent fixed-rate notes.

In the fourth quarter of fiscal 2020, we issued $750.0 million of 2.875 percent fixed-rate notes due April 15, 2030. We used the net proceeds to repay a portion of our outstanding commercial paper and for general corporate purposes.

In the third quarter of fiscal 2020, we issued €600.0 million of 0.45 percent fixed-rate notes due January 15, 2026 and €200.0 million of 0.0 percent fixed-rate notes due November 16, 2020. We used the net proceeds, together with cash on hand, to repay €500.0 million of floating-rate notes and €300.0 million of 0.0 percent fixed-rate notes.

In the second quarter of fiscal 2020, we repaid $500.0 million of 2.2 percent fixed-rate notes with proceeds from commercial paper.

Certain of our long-term debt agreements contain restrictive covenants. As of November 29, 2020, we were in compliance with all of these covenants.

(7) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of November 29, 2020, the redemption value of the euro-denominated redeemable interest was $587.7 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $101.0 million for the six-month period ended November 29, 2020, and $95.8 million for the six-month period ended November 24, 2019.

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

Our noncontrolling interests contain restrictive covenants. As of November 29, 2020, we were in compliance with all of these covenants.

(8) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Nov. 29, 2020					Nov. 24, 2019
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$688.4	$2.7	$4.8			$580.8	$4.9	$5.7
Other comprehensive income (loss):
Foreign currency translation	$14.5	$3.8	18.3	2.0	3.4	$1.7	$-	1.7	(3.3)	(1.2)
Other fair value changes:
Hedge derivatives	1.9	(0.2)	1.7	-	0.2	(11.6)	0.9	(10.7)	-	(2.1)
Reclassification to earnings:
Hedge derivatives (a)	2.0	(0.7)	1.3	-	(0.3)	0.4	(0.2)	0.2	-	-
Amortization of losses and prior service costs (b)	25.8	(6.0)	19.8	-	-	25.5	(5.9)	19.6	-	-
Other comprehensive income (loss):	$44.2	$(3.1)	41.1	2.0	3.3	$16.0	$(5.2)	10.8	(3.3)	(3.3)
Total comprehensive income			$729.5	$4.7	$8.1			$591.6	$1.6	$2.4

(a)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 29, 2020					Nov. 24, 2019
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,327.3	$2.8	$12.2			$1,101.4	$8.5	$10.0
Other comprehensive income (loss):
Foreign currency translation	$(33.6)	$51.6	18.0	25.3	46.6	$4.4	$-	4.4	(4.8)	(6.1)
Other fair value changes:
Hedge derivatives	(13.6)	3.5	(10.1)	-	(0.1)	(9.2)	1.6	(7.6)	-	(1.4)
Reclassification to earnings:
Hedge derivatives (a)	(0.1)	(0.3)	(0.4)	-	(0.3)	(0.2)	(0.2)	(0.4)	-	-
Amortization of losses and prior service costs (b)	51.1	(11.8)	39.3	-	-	51.0	(11.8)	39.2	-	-
Other comprehensive income (loss)	$3.8	$43.0	46.8	25.3	46.2	$46.0	$(10.4)	35.6	(4.8)	(7.5)
Total comprehensive income			$1,374.1	$28.1	$58.4			$1,137.0	$3.7	$2.5

(a)Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 29, 2020	May 31, 2020
Foreign currency translation adjustments	$(871.0)	$(889.0)
Unrealized loss from:
Hedge derivatives	(23.1)	(12.6)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,982.0)	(2,022.5)
Prior service credits	8.5	9.7
Accumulated other comprehensive loss	$(2,867.6)	$(2,914.4)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Compensation expense related to stock-based payments	$20.4	$19.0	$48.7	$47.8

We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $0.6 million for the second quarter of fiscal 2021 and $6.8 million for the six-month period ended November 29, 2020. We recognized $1.6 million for the second quarter of fiscal 2020 and $8.2 million for the six-month period ended November 24, 2019.

As of November 29, 2020, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $143.7 million. This expense will be recognized over 23 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019
Net cash proceeds	$31.1	$68.6
Intrinsic value of options exercised	$19.6	$36.5

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 29, 2020		Nov. 24, 2019
Estimated fair values of stock options granted	$8.03		$7.10
Assumptions:
Risk-free interest rate	0.7%		2.0%
Expected term	8.5	years	8.5	years
Expected volatility	19.5%		17.4%
Dividend yield	3.3%		3.6%

The total grant date fair value of restricted stock unit and performance awards that vested during the period follows:

	Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019
Total grant date fair value	$67.4	$50.7

(10) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Net earnings attributable to General Mills	$688.4	$580.8	$1,327.3	$1,101.4
Average number of common shares - basic EPS	614.8	607.4	614.5	606.7
Incremental share effect from: (a)
Stock options	2.5	2.7	2.8	2.9
Restricted stock units and performance share units	2.3	2.2	2.4	2.2
Average number of common shares - diluted EPS	619.6	612.3	619.7	611.8
Earnings per share - basic	$1.12	$0.96	$2.16	$1.82
Earnings per share - diluted	$1.11	$0.95	$2.14	$1.80

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:
	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Anti-dilutive stock options, restricted stock units, and performance share units	3.5	10.6	3.3	10.3

(11) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019
Net cash interest payments	$208.7	$216.1
Net income tax payments	$356.7	$267.0

(12) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Service cost	$26.0	$23.2	$2.1	$2.4	$2.3	$2.1
Interest cost	47.9	57.7	4.5	6.8	0.4	0.6
Expected return on plan assets	(105.1)	(112.5)	(8.6)	(10.5)	-	-
Amortization of losses (gains)	27.2	26.7	(1.2)	(0.6)	0.7	0.1
Amortization of prior service costs (credits)	0.3	0.4	(1.4)	(1.4)	0.2	0.3
Other adjustments	-	-	-	-	2.2	2.2
Net (income) expense	$(3.7)	$(4.5)	$(4.6)	$(3.3)	$5.8	$5.3

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Service cost	$52.0	$46.4	$4.3	$4.8	$4.6	$4.2
Interest cost	95.9	115.3	9.0	13.6	0.8	1.3
Expected return on plan assets	(210.1)	(225.0)	(17.3)	(21.0)	-	-
Amortization of losses (gains)	54.0	53.4	(2.5)	(1.1)	1.4	0.3
Amortization of prior service costs (credits)	0.6	0.8	(2.8)	(2.8)	0.4	0.4
Other adjustments	-	-	-	-	4.4	4.4
Net (income) expense	$(7.6)	$(9.1)	$(9.3)	$(6.5)	$11.6	$10.6

(13) Income Taxes

During the first quarter of fiscal 2020, we reorganized certain wholly owned subsidiaries, including the movement of certain assets between legal entities. As a result of these actions, we recorded a $53.1 million decrease to our deferred income tax liabilities, with a corresponding discrete, non-cash reduction to income taxes in the first quarter of fiscal 2020.

(14) Contingencies

During fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of November 29, 2020, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Net sales:
North America Retail	$2,921.5	$2,676.1	$5,628.5	$5,052.2
Europe & Australia	467.4	432.9	958.4	887.0
Pet	460.0	388.7	851.7	756.5
Convenience Stores & Foodservice	440.5	513.5	832.1	958.5
Asia & Latin America	430.0	409.6	812.7	769.1
Total	$4,719.4	$4,420.8	$9,083.4	$8,423.3
Operating profit:
North America Retail	$701.7	$642.5	$1,397.1	$1,202.4
Europe & Australia	35.7	31.4	88.9	59.0
Pet	119.3	80.8	209.6	161.7
Convenience Stores & Foodservice	78.3	115.2	147.9	206.3
Asia & Latin America	30.4	24.4	50.5	34.5
Total segment operating profit	$965.4	$894.3	$1,894.0	$1,663.9
Unallocated corporate items	48.4	84.2	122.8	183.2
Restructuring, impairment, and other exit costs (recoveries)	0.4	(1.1)	0.9	7.1
Operating profit	$916.6	$811.2	$1,770.3	$1,473.6

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
U.S. Meals & Baking	$1,371.7	$1,164.3	$2,463.2	$1,994.9
U.S. Cereal	597.5	571.8	1,248.2	1,161.7
U.S. Snacks	484.2	493.8	1,003.3	1,022.0
Canada	242.6	227.2	457.2	435.4
U.S. Yogurt and Other	225.5	219.0	456.6	438.2
Total	$2,921.5	$2,676.1	$5,628.5	$5,052.2

Net sales by class of similar products were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 29, 2020	Nov. 24, 2019	Nov. 29, 2020	Nov. 24, 2019
Snacks	$845.0	$837.9	$1,736.7	$1,707.3
Convenient meals	820.2	686.0	1,549.8	1,255.2
Cereal	701.4	688.1	1,453.3	1,373.6
Yogurt	520.2	515.1	1,008.2	1,010.3
Dough	574.5	538.4	958.8	869.0
Baking mixes and ingredients	478.8	461.3	876.8	817.0
Pet	460.0	388.7	851.7	756.5
Super-premium ice cream	199.5	192.6	432.4	419.8
Other	119.8	112.7	215.7	214.6
Total	$4,719.4	$4,420.8	$9,083.4	$8,423.3

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

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

In the second quarter of fiscal 2021, net sales and organic net sales increased 7 percent compared to the same period last year. Operating profit margin of 19.4 percent increased 110 basis points, primarily driven by favorable net price realization and mix, a favorable change to the mark-to-market valuation of certain commodity positions and grain inventories, and favorable corporate investment activity, partially offset by higher input costs and higher selling, general, and administrative (SG&A) expenses. Adjusted operating profit margin decreased 10 basis points to 18.3 percent compared to the same period last year, primarily driven by higher input costs and higher SG&A expenses, partially offset by favorable net price realization and mix. Diluted earnings per share of $1.11 increased 17 percent in the second quarter of fiscal 2021. Adjusted diluted earnings per share of $1.06 increased 9 percent on a constant-currency basis compared to the second quarter of fiscal 2020. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the second quarter of fiscal 2021 follows:

Quarter Ended Nov. 29, 2020	In millions, except per share	Quarter Ended Nov. 29, 2020 vs. Nov. 24, 2019	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,719.4	7%
Operating profit	916.6	13%	19.4%
Net earnings attributable to General Mills	688.4	19%
Diluted earnings per share	$1.11	17%
Organic net sales growth rate (a)		7%
Adjusted operating profit (a)	865.5	6%	18.3%	6%
Adjusted diluted earnings per share (a)	$1.06	12%		9%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$4,719.4	7%		$4,420.8
Contributions from volume growth (a)		4	pts
Net price realization and mix		3	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 7 percent increase in net sales in the second quarter of fiscal 2021 reflects increased contributions from volume growth and favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 29, 2020 vs.
Quarter Ended Nov. 24, 2019
Contributions from organic volume growth (a)	4 pts
Organic net price realization and mix	3 pts
Organic net sales growth	7 pts
Foreign currency exchange	Flat
Net sales growth	7 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 7 percent in the second quarter of fiscal 2021 primarily driven by increased contributions from organic volume growth and favorable organic net price realization and mix.

Cost of sales increased $147 million to $2,998 million in the second quarter of fiscal 2021 compared to the same period in fiscal 2020. The increase was primarily driven by a $102 million increase due to higher volume and an $81 million increase attributable to product rate and mix. We recorded a $46 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2021 compared to a net decrease of $23 million in the second quarter of fiscal 2020. In addition, we recorded an insignificant amount of restructuring charges in cost of sales in the second quarter of fiscal 2021 compared to $12 million of restructuring charges and $1 million of restructuring initiative project-related costs in the second quarter of fiscal 2020 (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $45 million to $804 million in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, primarily reflecting increased media and advertising expenses and increased administrative expenses. SG&A expenses as a percent of net sales in the second quarter of fiscal 2021 decreased 20 basis points compared to the second quarter of fiscal 2020.

Restructuring, impairment, and other exit costs were insignificant in the second quarter of fiscal 2021 compared to a $1 million net recovery in the same period last year.

Benefit plan non-service income totaled $33 million in the second quarter of fiscal 2021 compared to $30 million in the same period last year, primarily reflecting lower interest costs, partially offset by lower expected return on plan assets.

Interest, net for the second quarter of fiscal 2021 totaled $101 million, down $19 million from the second quarter of fiscal 2020, primarily driven by lower average debt levels.

The effective tax rate for the second quarter of fiscal 2021 was 22.3 percent compared to 21.5 percent for the second quarter of fiscal 2020. The 0.8 percentage point increase was primarily due to certain nonrecurring discrete tax benefits recorded in the second quarter of fiscal 2020, partially offset by changes in earnings mix by jurisdiction in fiscal 2021. Our adjusted effective tax rate was 22.3 percent in the quarter ended November 29, 2020 compared to 21.9 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures for the second quarter of fiscal 2021 increased to $36 million compared to $25 million in the same period in fiscal 2020, primarily driven by higher net sales at Cereal Partners Worldwide (CPW) and Häagen-Dazs Japan, Inc. (HDJ). On a constant-currency basis, after-tax earnings from joint ventures increased 47 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 29, 2020 vs.
Quarter Ended Nov. 24, 2019	CPW		HDJ		Total
Contributions from volume growth (a)	6	pts	8	pts
Net price realization and mix	1	pt	4	pts
Net sales growth in constant currency	7	pts	12	pts	8	pts
Foreign currency exchange	(1)	pt	3	pts	Flat
Net sales growth	6	pts	15	pts	8	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 7 million in the second quarter of fiscal 2021 from the same period a year ago due to option exercises.

Six-Month Results

In the six-month period ended November 29, 2020, net sales and organic net sales increased 8 percent compared to the same period last year. Operating profit margin of 19.5 percent increased 200 basis points, primarily driven by favorable net price realization and mix, favorable mark-to-market valuation of certain commodity positions and grain inventories, lower restructuring charges, and a larger increase in net sales as compared to the increase in SG&A expenses, partially offset by higher input costs. Adjusted operating profit margin increased 90 basis points to 18.7 percent, primarily driven by favorable net price realization and mix and a larger increase in net sales as compared to the increase in SG&A expenses, partially offset by higher input costs. Diluted earnings per share of $2.14 increased 19 percent in the six-month period ended November 29, 2020, and adjusted diluted earnings per share of $2.06 increased 17 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the six-month period ended November 29, 2020, follows:

Six-Month Period Ended Nov. 29, 2020	In millions, except per share	Six-Month Period Ended Nov. 29, 2020 vs. Nov. 24, 2019	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$9,083.4	8%
Operating profit	1,770.3	20%	19.5%
Net earnings attributable to General Mills	1,327.3	21%
Diluted earnings per share	$2.14	19%
Organic net sales growth rate (a)		8%
Adjusted operating profit (a)	1,698.0	14%	18.7%	13%
Adjusted diluted earnings per share (a)	$2.06	18%		17%
Note: Table may not foot due to rounding
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$9,083.4	8%		$8,423.3
Contributions from volume growth (a)		5	pts
Net price realization and mix		3	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 8 percent increase in net sales for the six-month period ended November 29, 2020, reflects increased contributions from volume growth and favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 29, 2020 vs.
Six-Month Period Ended Nov. 24, 2019
Contributions from organic volume growth (a)	6 pts
Organic net price realization and mix	3 pts
Organic net sales growth	8 pts
Foreign currency exchange	Flat
Net sales growth	8 pts
Note: Table may not foot due to rounding

(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 8 percent in the six-month period ended November 29, 2020 primarily driven by increased contributions from organic volume growth and favorable organic net price realization and mix.

Cost of sales increased $307 million to $5,772 in the six-month period ended November 29, 2020 compared to the same period in fiscal 2020. The increase was primarily driven by a $298 million increase due to higher volume and a $74 million increase attributable to product rate and mix. We recorded a $62 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 29, 2020, compared to a net decrease of $8 million in the six-month period ended November 24, 2019. In the six-month period ended November 29, 2020, we recorded a $7 million charge related to a product recall in our international Green Giant business. In addition, we recorded $1 million of restructuring charges in cost of sales for the six-month period ended November 29, 2020 compared to $18 million of restructuring charges and $1 million of restructuring initiative project-related costs in the same period last year (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $62 million to $1,540 million in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020. The increase in SG&A expenses primarily reflects higher media and advertising expenses, increased other consumer-related expenses, and increased administrative expenses. SG&A expenses as a percent of net sales in the six-month period ended November 29, 2020, decreased 50 basis points compared with the same period of fiscal 2020.

Restructuring, impairment, and other exit costs totaled $1 million in the six-month period ended November 29, 2020, compared to $7 million in the same period last year.

Benefit plan non-service income totaled $66 million in the six-month period ended November 29, 2020, compared to $60 million in the same period last year, primarily reflecting lower interest costs, partially offset by lower expected return on plan assets.

Interest, net for the six-month period ended November 29, 2020, decreased $26 million to $212 million compared to the same period of fiscal 2020, primarily driven by lower average debt levels.

The effective tax rate for the six-month period ended November 29, 2020, was 22.2 percent compared to 17.2 percent for the six-month period ended November 24, 2019. The 5.0 percentage point increase was primarily due to the net benefit related to the reorganization of certain wholly owned subsidiaries and certain nonrecurring discrete tax benefits in fiscal 2020, partially offset by changes in earnings mix by jurisdiction in fiscal 2021. Our adjusted effective tax rate was 22.1 percent in the six-month period ended November 29, 2020, compared to 21.5 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.6 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in fiscal 2020, partially offset by changes in earnings mix by jurisdiction in fiscal 2021.

After-tax earnings from joint ventures increased to $78 million for the six-month period ended November 29, 2020 compared to $47 million in the same period in fiscal 2020, primarily driven by higher net sales and lower input costs at CPW. On a constant-currency basis, after-tax earnings from joint ventures increased 66 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Six-Month Period Ended Nov. 29, 2020 vs.
Six-Month Period Ended Nov. 24, 2019	CPW		HDJ		Total
Contributions from volume growth (a)	6	pts	1	pt
Net price realization and mix	2	pts	5	pts
Net sales growth in constant currency	8	pts	6	pts	8	pts
Foreign currency exchange	(3)	pts	2	pts	(2)	pts
Net sales growth	6	pts	8	pts	6	pts
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the six-month period ended November 29, 2020, from the same period a year ago due to option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Europe & Australia; Pet; Convenience Stores & Foodservice; and Asia & Latin America. Please refer to Note 15 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$2,921.5	9%		$2,676.1	$5,628.5	11%		$5,052.2
Contributions from volume growth (a)		10	pts			13	pts
Net price realization and mix		(1)	pt			(2)	pts
Foreign currency exchange		Flat				Flat

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

North America Retail net sales increased 9 percent in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

North America Retail net sales increased 11 percent in the six-month period ended November 29, 2020 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2020		Nov. 29, 2020
Contributions from organic volume growth (a)	10	pts	13	pts
Organic net price realization and mix	(1)	pt	(2)	pts
Organic net sales growth	9	pts	12	pts
Foreign currency exchange	Flat		Flat
Net sales growth	9	pts	11	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 9 percent in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

North America Retail organic net sales increased 12 percent in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020
U.S. Meals & Baking	18%	23%
U.S. Cereal	4	7
Canada (a)	7	5
U.S. Snacks	(2)	(2)
U.S. Yogurt and Other	3	4
Total	9%	11%

(a) On a constant-currency basis, Canada net sales increased 6 percent for the second quarter of fiscal 2021 and the six-month period ended November 29, 2020, compared to the same periods in fiscal 2020. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit increased 9 percent to $702 million in the second quarter of fiscal 2021 compared to $642 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by unfavorable net price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 9 percent on a constant-currency basis in the second quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 16 percent to $1,397 million in the six-month period ended November 29, 2020, compared to $1,202 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by unfavorable net price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 16 percent on a constant-currency basis in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

		Quarter Ended			Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020 vs. Nov. 24, 2019		Nov. 24, 2019	Nov. 29, 2020	Nov. 29, 2020 vs. Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$467.4	8%		$432.9	$958.4	8%		$887.0
Contributions from volume growth (a)		(1)	pt			(1)	pt
Net price realization and mix		3	pts			5	pts
Foreign currency exchange		6	pts			4	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales increased 8 percent in the second quarter of fiscal 2021, compared to the same period in fiscal 2020 driven by favorable foreign currency exchange and favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

Europe & Australia net sales increased 8 percent in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020, driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2020		Nov. 29, 2020
Contributions from organic volume growth (a)	Flat		Flat
Organic net price realization and mix	3	pts	5	pts
Organic net sales growth	3	pts	5	pts
Foreign currency exchange	6	pts	4	pts
Divestiture	(1)	pt	(1)	pt
Net sales growth	8	pts	8	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales increased 3 percent in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by favorable organic net price realization and mix.

Europe & Australia organic net sales increased 5 percent in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020, driven by favorable organic net price realization and mix.

Segment operating profit increased 14 percent to $36 million in the second quarter of fiscal 2021 from $31 million in the same period in fiscal 2020, primarily driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by higher SG&A expenses and higher input costs. Segment operating profit increased 7 percent on a constant-currency basis in the second quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 51 percent to $89 million in the six-month period ended November 29, 2020 from $59 million in the same period in fiscal 2020, primarily driven by favorable net price realization and mix, partially offset by higher input costs. Segment operating profit increased 45 percent on a constant-currency basis in the six-month period ended November 29, 2020 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

		Quarter Ended			Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$460.0	18%		$388.7	$851.7	13%		$756.5
Contributions from volume growth (a)		15	pts			13	pts
Net price realization and mix		4	pts			Flat
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 18 percent during the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by increased contributions from volume growth and favorable net price realization and mix.

Pet net sales increased 13 percent during the six-month period ended November 29, 2020, compared to the same period in fiscal 2020, driven by increased contributions from volume growth.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2020		Nov. 29, 2020
Contributions from organic volume growth (a)	15	pts	13 pts
Organic net price realization and mix	4	pts	Flat
Organic net sales growth	18	pts	13 pts
Foreign currency exchange	Flat		Flat
Net sales growth	18	pts	13 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 48 percent to $119 million in the second quarter of fiscal 2021 compared to $81 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth, favorable net price realization and mix and lower input costs, partially offset by higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 48 percent on a constant-currency basis in the second quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 30 percent to $210 million in the six-month period ended November 29, 2020 compared to $162 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 30 percent on a constant-currency basis in the six-month period ended November 29, 2020 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019	Nov. 29, 2020	Nov. 29, 2020 vs Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$440.5	(14)%		$513.5	$832.1	(13)%		$958.5
Contributions from volume growth (a)		(12)	pts			(11)	pts
Net price realization and mix		(2)	pts			(3)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 14 percent in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix.

Convenience Stores & Foodservice net sales decreased 13 percent in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020
Contributions from organic volume growth (a)	(12)pts	(11)pts
Organic net price realization and mix	(2)pts	(3)pts
Organic net sales growth	(14)pts	(13)pts
Net sales growth	(14)pts	(13)pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 32 percent to $78 million in the second quarter of fiscal 2021 compared to $115 million in the same period in fiscal 2020, primarily driven by a decrease in contributions from volume growth, unfavorable net price realization and mix and higher input costs.

Segment operating profit decreased 28 percent to $148 million in the six-month period ended November 29, 2020 compared to $206 million in the same period in fiscal 2020, primarily driven by a decrease in contributions from volume growth, unfavorable net price realization and mix and higher input costs.

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

		Quarter Ended			Six-Month Period Ended
	Nov. 29, 2020	Nov. 29, 2020 vs. Nov. 24, 2019		Nov. 24, 2019	Nov. 29, 2020	Nov. 29, 2020 vs. Nov. 24, 2019		Nov. 24, 2019
Net sales (in millions)	$430.0	5%		$409.6	$812.7	6%		$769.1
Contributions from volume growth (a)		8	pts			14	pts
Net price realization and mix		1	pt			(1)	pt
Foreign currency exchange		(5)	pts			(7)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 5 percent in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange.

Asia & Latin America net sales increased 6 percent in the six-month period ended November 29, 2020, compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable foreign currency exchange and unfavorable net price realization and mix.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 29, 2020		Nov. 29, 2020
Contributions from organic volume growth (a)	8	pts	14	pts
Organic net price realization and mix	1	pt	(1)	pt
Organic net sales growth	10	pts	13	pts
Foreign currency exchange	(5)	pts	(7)	pts
Net sales growth	5	pts	6	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales increased 10 percent in the second quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Asia & Latin America organic net sales increased 13 percent in the six-month period ended November 29, 2020 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

Segment operating profit increased 25 percent to $30 million in the second quarter of fiscal 2021 from $24 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth, favorable net price realization and mix, and favorable foreign currency exchange, partially offset by higher SG&A expenses, including increased media and advertising expenses, and higher input costs. Segment operating profit increased 8 percent on a constant-currency basis in the second quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 46 percent to $50 million in the six-month period ended November 29, 2020 from $34 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and favorable foreign currency exchange, partially offset by unfavorable net price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 26 percent on a constant-currency basis in the six-month period ended November 29, 2020 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $48 million in the second quarter of fiscal 2021 compared to $84 million in the same period in fiscal 2020. We recorded a $46 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2021 compared to a $23 million net decrease in expense in the same period last year. We recorded $6 million of net gains related to valuation adjustments of certain corporate investments in the second quarter of fiscal 2021 compared to $13 million of net losses related to valuation adjustments and the loss on the sale of certain corporate investments in the second quarter of fiscal 2020. We recorded an immaterial amount of restructuring charges in cost of sales in the second quarter of fiscal 2021 compared to $12 million of restructuring charges and $1 million of restructuring initiative project-related costs recorded in cost of sales in the same period last year.

Unallocated corporate expense totaled $123 million in the six-month period ended November 29, 2020, compared to $183 million in the same period last year. We recorded a $62 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 29, 2020, compared to an $8 million net decrease in expense in the same period last year. We recorded $19 million of net gains related to certain investment valuation adjustments in the six-month period ended November 29, 2020, compared to $4 million of net losses and the loss on sale of certain corporate investments in the same period last year. In the six-month period ended November 29, 2020, we recorded $1 million of restructuring charges in cost of sales, compared to $18 million of restructuring charges and $1 million of restructuring initiative project-related costs recorded in cost of sales in the same period last year. We also recorded a $7 million charge related to a product recall in our international Green Giant business in the six-month period ended November 29, 2020.

LIQUIDITY

During the six-month period ended November 29, 2020, cash provided by operations was $1,427 million compared to $1,457 million in the same period last year. The $30 million decrease was primarily driven by a $155 million change in current assets and liabilities and an $89 million change in other non-cash items in net earnings, partially offset by a $222 million increase in net earnings. The

$155 million change in current assets and liabilities was primarily driven by a $92 million change in inventory and an $80 million change in timing of accounts payable.

Cash used by investing activities during the six-month period ended November 29, 2020, was $211 million compared to $163 million for the same period in fiscal 2020. Investments of $226 million in land, buildings, and equipment in the six-month period ended November 29, 2020, increased by $68 million compared to the same period a year ago.

Cash used by financing activities during the six-month period ended November 29, 2020, was $354 million compared to $1,180 million in the same period in fiscal 2020. We had $257 million of net debt issuances in the six-month period ended November 29, 2020, compared to $629 million of net debt repayments in the same period a year ago. We paid $618 million of dividends in the six-month period ended November 29, 2020, compared to $596 million in the same period last year.

Our sources of liquidity were not materially impacted by the COVID-19 pandemic.

As of November 29, 2020, we had $749 million of cash and cash equivalents held in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. As such, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Nov. 29, 2020	May 31, 2020
Notes payable	$126.2	$279.0
Current portion of long-term debt	2,885.7	2,331.5
Long-term debt	10,952.5	10,929.0
Total debt	13,964.4	13,539.5
Redeemable interest	587.7	544.6
Noncontrolling interests	302.6	291.0
Stockholders' equity	8,550.0	8,058.5
Total capital	$23,404.7	$22,433.6

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 29, 2020:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.7	0.1
Total committed and uncommitted credit facilities	$3.6	$0.1

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of November 29, 2020, the redemption value of the redeemable interest was $588 million, which approximates its fair value.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 29, 2020, we were in compliance with all of these covenants.

We have $2,886 million of long-term debt maturing in the next 12 months that is classified as current, including $850 million of floating-rate notes due April 2021, $600 million of 3.2 percent notes due April 2021, €200 million of 2.2 percent fixed-rate notes due June 2021, €500 million of 0.0 percent fixed-rate notes due August 2021, and €500 million of 0.0 percent fixed-rate notes due November 2021. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the second quarter of fiscal 2021.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 29, 2020, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2021, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values.

While having significant coverage as of our fiscal 2021 assessment date, the Europe & Australia reporting unit and the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Nov. 29, 2020		Nov. 24, 2019
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$916.6	19.4%	$811.2	18.3%
Mark-to-market effects (a)	(45.9)	(1.0)%	(22.6)	(0.5)%
Investment activity, net (b)	(6.0)	(0.1)%	13.2	0.3%
Restructuring charges (c)	0.9	-%	10.5	0.2%
Project-related costs (c)	-	-%	0.7	-%
Adjusted operating profit	$865.5	18.3%	$813.1	18.4%

	Six-Month Period Ended
	Nov. 29, 2020		Nov. 24, 2019
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,770.3	19.5%	$1,473.6	17.5%
Mark-to-market effects (a)	(62.3)	(0.7)%	(7.6)	(0.1)%
Investment activity, net (b)	(19.0)	(0.2)%	3.7	-%
Restructuring charges (c)	1.9	-%	24.8	0.3%
Project-related costs (c)	-	-%	0.7	-%
Product recall (d)	7.1	0.1%	-	-%
Adjusted operating profit	$1,698.0	18.7%	$1,495.2	17.8%

Note: Tables may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Restructuring and project-related charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d) Product recall costs related to our international Green Giant business.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 29, 2020	Nov. 24, 2019	Change		Nov. 29, 2020	Nov. 24, 2019	Change
Operating profit as reported	$916.6	$811.2	13%		$1,770.3	$1,473.6	20%
Mark-to-market effects (a)	(45.9)	(22.6)			(62.3)	(7.6)
Investment activity, net (b)	(6.0)	13.2			(19.0)	3.7
Product recall (c)	-	-			7.1	-
Restructuring charges (d)	0.9	10.5			1.9	24.8
Project-related costs (d)	-	0.7			-	0.7
Adjusted operating profit	$865.5	$813.1	6%		$1,698.0	$1,495.2	14%
Foreign currency exchange impact			1	pt			1	pt
Adjusted operating profit growth, on a constant-currency basis			6%				13%

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

(d) Restructuring and project-related charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Adjusted Diluted EPS and Related Constant-currency Growth Rate

This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended				Six-Month Period Ended
Per Share Data	Nov. 29, 2020	Nov. 24, 2019	Change		Nov. 29, 2020	Nov. 24, 2019	Change
Diluted earnings per share, as reported	$1.11	$0.95	17%		$2.14	$1.80	19%
Mark-to-market effects (a)	(0.06)	(0.03)			(0.08)	(0.01)
Investment activity, net (b)	-	0.01			(0.02)	-
Product recall (c)	-	-			0.01	-
Restructuring charges (d)	-	0.01			-	0.03
Tax item (e)	-	-			-	(0.09)
Adjusted diluted earnings per share	$1.06	$0.95	12%		$2.06	$1.74	18%
Foreign currency exchange impact			2	pts			1	pt
Adjusted diluted earnings per share growth, on a constant-currency basis			9%				17%

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Nov. 29, 2020	46%	(1)	pt	47%
Six-Month Period Ended Nov. 29, 2020	66%	Flat		66%
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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Nov. 29, 2020	7%	Flat		6%
Six-Month Period Ended Nov. 29, 2020	5%	(1)	pt	6%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 29, 2020
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	9%	Flat		9%
Europe & Australia	14%	6	pts	7%
Pet	48%	Flat		48%
Asia & Latin America	25%	17	pts	8%

	Six-Month Period Ended Nov. 29, 2020
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	16%	Flat		16%
Europe & Australia	51%	5	pts	45%
Pet	30%	Flat		30%
Asia & Latin America	46%	21	pts	26%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 29, 2020		Nov. 24, 2019		Nov. 29, 2020		Nov. 24, 2019
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$848.9	$189.4	$722.0	$155.5	$1,624.8	$360.2	$1,295.9	$222.7
Mark-to-market effects (b)	(45.9)	(10.5)	(22.6)	(5.2)	(62.3)	(14.3)	(7.6)	(1.7)
Investment activity, net (c)	(6.0)	(1.4)	13.2	6.6	(19.0)	(4.4)	3.7	4.4
Product recall (d)	-	-	-	-	7.1	0.8	-	-
Restructuring charges (e)	0.9	0.3	10.5	1.7	1.9	0.5	24.8	4.3
Project-related costs (e)	-	-	0.7	0.1	-	-	0.7	0.1
Tax item (f)	-	-	-	-	-	-	-	53.1
As adjusted	$797.8	$177.7	$723.8	$158.6	$1,552.4	$342.8	$1,317.5	$282.8
Effective tax rate:
As reported		22.3%		21.5%		22.2%		17.2%
As adjusted		22.3%		21.9%		22.1%		21.5%
Sum of adjustment to income taxes		$(11.7)		$3.2		$(17.4)		$60.2
Average number of common shares - diluted EPS		619.6		612.3		619.7		611.8
Impact of income tax adjustments on adjusted diluted EPS		$(0.02)		$0.01		$(0.03)		$0.10

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

(e) Restructuring and project-related charges for previously announced restructuring actions. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

COVID-19. Coronavirus disease (COVID-19) is an infectious disease caused by a novel coronavirus. In March 2020, the World Health Organization declared COVID-19 a global pandemic.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 29, 2020 was as follows:

In Millions	One-day Loss in Fair Value	Change During Six-Month Period Ended Nov. 29, 2020	Analysis of Change
Interest rate instruments	$78	$(1)	Immaterial
Foreign currency instruments	28	9	Higher Market Volatility
Commodity instruments	5	2	Larger Portfolio
Equity instruments	5	-	Immaterial

For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 29, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 29, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 29, 2020, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: December 17, 2020	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)