Form 10-Q
period 2021-02-28
GENERAL MILLS INC
filed 2021-03-24
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of March 15, 2021: 609,971,269 (excluding 144,642,059 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Net sales	$4,520.0	$4,180.3	$13,603.4	$12,603.6
Cost of sales	2,966.1	2,777.1	8,738.0	8,241.8
Selling, general, and administrative expenses	716.3	746.6	2,256.6	2,224.5
Restructuring, impairment, and other exit costs	11.0	5.8	11.9	12.9
Operating profit	826.6	650.8	2,596.9	2,124.4
Benefit plan non-service income	(33.4)	(30.3)	(99.6)	(90.7)
Interest, net	106.0	109.8	317.7	347.9
Earnings before income taxes and after-tax earnings from joint ventures	754.0	571.3	2,378.8	1,867.2
Income taxes	162.0	118.2	522.2	340.9
After-tax earnings from joint ventures	11.8	10.8	89.5	57.5
Net earnings, including earnings attributable to redeemable and noncontrolling interests	603.8	463.9	1,946.1	1,583.8
Net earnings attributable to redeemable and noncontrolling interests	8.1	9.8	23.1	28.3
Net earnings attributable to General Mills	$595.7	$454.1	$1,923.0	$1,555.5
Earnings per share – basic	$0.97	$0.75	$3.13	$2.56
Earnings per share – diluted	$0.96	$0.74	$3.10	$2.54

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$603.8	$463.9	$1,946.1	$1,583.8
Other comprehensive income (loss), net of tax:
Foreign currency translation	12.5	(22.0)	102.4	(28.5)
Other fair value changes:
Hedge derivatives	0.1	(6.4)	(10.1)	(15.4)
Reclassification to earnings:
Hedge derivatives	5.4	4.0	4.7	3.6
Amortization of losses and prior service costs	19.8	19.6	59.1	58.8
Other comprehensive income (loss), net of tax	37.8	(4.8)	156.1	18.5
Total comprehensive income	641.6	459.1	2,102.2	1,602.3
Comprehensive income (loss) attributable to redeemable and noncontrolling interests	21.0	(0.3)	107.5	5.9
Comprehensive income attributable to General Mills	$620.6	$459.4	$1,994.7	$1,596.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Feb. 28, 2021	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,754.2	$1,677.8
Receivables	1,776.2	1,615.1
Inventories	1,758.8	1,426.3
Prepaid expenses and other current assets	323.2	402.1
Total current assets	6,612.4	5,121.3
Land, buildings, and equipment	3,505.5	3,580.6
Goodwill	14,034.6	13,923.2
Other intangible assets	7,148.3	7,095.8
Other assets	1,348.0	1,085.8
Total assets	$32,648.8	$30,806.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,391.6	$3,247.7
Current portion of long-term debt	3,899.8	2,331.5
Notes payable	184.6	279.0
Other current liabilities	2,113.7	1,633.3
Total current liabilities	9,589.7	7,491.5
Long-term debt	9,766.6	10,929.0
Deferred income taxes	2,006.2	1,947.1
Other liabilities	1,502.4	1,545.0
Total liabilities	22,864.9	21,912.6
Redeemable interest	596.0	544.6
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,353.8	1,348.6
Retained earnings	16,655.0	15,982.1
Common stock in treasury, at cost, shares of 142.8 and 144.8	(6,351.3)	(6,433.3)
Accumulated other comprehensive loss	(2,842.7)	(2,914.4)
Total stockholders' equity	8,890.3	8,058.5
Noncontrolling interests	297.6	291.0
Total equity	9,187.9	8,349.5
Total liabilities and equity	$32,648.8	$30,806.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Feb. 28, 2021		Feb. 23, 2020
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$8,852.6		$8,020.6
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,333.3		1,387.0
Stock compensation plans		(8.3)		(36.2)
Unearned compensation related to stock unit awards		(0.5)		(1.4)
Earned compensation		20.7		17.8
Decrease (increase) in redemption value of redeemable interest		8.6		(32.3)
Ending balance		1,353.8		1,334.9
Retained earnings:
Beginning balance		16,374.2		15,501.8
Comprehensive income		595.7		454.1
Cash dividends declared ($0.51 and $0.98 per share)		(314.9)		(595.9)
Ending balance		16,655.0		15,360.0
Common stock in treasury:
Beginning balance	(143.2)	(6,365.4)	(150.0)	(6,662.2)
Shares purchased	-	(0.5)	-	(2.7)
Stock compensation plans	0.4	14.6	1.2	54.1
Ending balance	(142.8)	(6,351.3)	(148.8)	(6,610.8)
Accumulated other comprehensive loss:
Beginning balance		(2,867.6)		(2,589.8)
Comprehensive income		24.9		5.3
Ending balance		(2,842.7)		(2,584.5)
Noncontrolling interests:
Beginning balance		302.6		308.3
Comprehensive income (loss)		3.7		(1.5)
Distributions to noncontrolling interest holders		(8.7)		(21.8)
Ending balance		297.6		285.0
Total equity, ending balance		$9,187.9		$7,860.1
Redeemable interest:
Beginning balance		$587.7		$545.1
Comprehensive income		17.3		1.2
(Decrease) increase in redemption value of redeemable interest		(8.6)		32.3
Distributions to redeemable interest holder		(0.4)		(40.0)
Ending balance		$596.0		$538.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Nine-Month Period Ended
	Feb. 28, 2021		Feb. 23, 2020
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$8,349.5		$7,367.7
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,348.6		1,386.7
Stock compensation plans		12.9		(22.4)
Unearned compensation related to stock unit awards		(78.2)		(71.3)
Earned compensation		68.9		65.1
Decrease (increase) in redemption value of redeemable interest		1.6		(23.2)
Ending balance		1,353.8		1,334.9
Retained earnings:
Beginning balance		15,982.1		14,996.7
Comprehensive income		1,923.0		1,555.5
Cash dividends declared ($2.02 and $1.96 per share)		(1,244.4)		(1,192.2)
Adoption of current expected credit loss accounting requirements		(5.7)		-
Ending balance		16,655.0		15,360.0
Common stock in treasury:
Beginning balance	(144.8)	(6,433.3)	(152.7)	(6,779.0)
Shares purchased	-	(0.6)	-	(2.8)
Stock compensation plans	2.0	82.6	3.9	171.0
Ending balance	(142.8)	(6,351.3)	(148.8)	(6,610.8)
Accumulated other comprehensive loss:
Beginning balance		(2,914.4)		(2,625.4)
Comprehensive income		71.7		40.9
Ending balance		(2,842.7)		(2,584.5)
Noncontrolling interests:
Beginning balance		291.0		313.2
Comprehensive income		31.8		2.2
Distributions to noncontrolling interest holders		(25.2)		(30.4)
Ending balance		297.6		285.0
Total equity, ending balance		$9,187.9		$7,860.1
Redeemable interest:
Beginning balance		$544.6		$551.7
Comprehensive income		75.7		3.7
(Decrease) increase in redemption value of redeemable interest		(1.6)		23.2
Distributions to redeemable interest holder		(22.7)		(40.0)
Ending balance		$596.0		$538.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Nine-Month Period Ended
	Feb. 28, 2021	Feb. 23, 2020
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,946.1	$1,583.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	454.5	456.4
After-tax earnings from joint ventures	(89.5)	(57.5)
Distributions of earnings from joint ventures	41.9	37.7
Stock-based compensation	69.5	66.0
Deferred income taxes	110.9	1.7
Pension and other postretirement benefit plan contributions	(25.7)	(21.7)
Pension and other postretirement benefit plan costs	(25.5)	(23.2)
Restructuring, impairment, and other exit costs	5.7	20.6
Changes in current assets and liabilities	(145.4)	91.3
Other, net	(134.6)	4.7
Net cash provided by operating activities	2,207.9	2,159.8
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(346.4)	(269.4)
Investments in affiliates, net	18.1	(40.9)
Proceeds from disposal of land, buildings, and equipment	1.8	0.9
Other, net	(5.5)	4.8
Net cash used by investing activities	(332.0)	(304.6)
Cash Flows - Financing Activities
Change in notes payable	(96.9)	(282.9)
Issuance of long-term debt	1,576.5	867.8
Payment of long-term debt	(1,159.0)	(1,396.5)
Debt exchange participation incentive cash payment	(201.4)	-
Proceeds from common stock issued on exercised options	39.4	109.4
Purchases of common stock for treasury	(0.6)	(2.8)
Dividends paid	(932.4)	(895.4)
Distributions to noncontrolling and redeemable interest holders	(47.9)	(70.4)
Other, net	(30.4)	(20.6)
Net cash used by financing activities	(852.7)	(1,691.4)
Effect of exchange rate changes on cash and cash equivalents	53.2	(6.9)
Increase in cash and cash equivalents	1,076.4	156.9
Cash and cash equivalents - beginning of year	1,677.8	450.0
Cash and cash equivalents - end of period	$2,754.2	$606.9
Cash Flow from changes in current assets and liabilities:
Receivables	$(119.2)	$(60.3)
Inventories	(302.2)	2.5
Prepaid expenses and other current assets	58.8	54.8
Accounts payable	154.7	119.9
Other current liabilities	62.5	(25.6)
Changes in current assets and liabilities	$(145.4)	$91.3

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 28, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2021.

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

Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Restructuring, Impairment, and Other Exit Costs

Restructuring charges were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Asia & Latin America route-to-market and supply chain optimization	$11.5	$-	$11.5	$-
Charges associated with restructuring actions previously announced	0.2	12.4	2.1	37.2
Total restructuring charges	$11.7	$12.4	$13.6	$37.2

In the third quarter of fiscal 2021, we approved restructuring actions to leverage more efficient and effective route-to-market models and to optimize our supply chain in our Asia & Latin America segment. We expect to incur approximately $21 million of restructuring charges related to these actions, of which approximately $15 million will be cash. These charges are expected to consist of approximately $10 million of severance and $11 million of other costs, primarily asset write-offs. We recognized $8.9 million of severance and $2.6 million of other costs in the third quarter of fiscal 2021 related to these actions. We expect these actions to be completed by the end of the first quarter of fiscal 2022.

The charges associated with restructuring actions previously announced primarily relate to actions to drive efficiencies in targeted areas of our global supply chain. We expect these actions to be completed by the end of fiscal 2023.

Certain actions are subject to union negotiations and works counsel consultations, where required.

We paid net $7.9 million of cash in the nine-month period ended February 28, 2021, related to restructuring actions. We paid net $16.6 million of cash in the same period of fiscal 2020.

Restructuring and impairment charges and project-related costs are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Restructuring, impairment, and other exit costs	$11.0	$5.8	$11.9	$12.9
Cost of sales	0.7	6.6	1.7	24.3
Total restructuring charges	$11.7	$12.4	$13.6	$37.2
Project-related costs classified in cost of sales	$-	$0.4	$-	$1.1

(3) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 28, 2021	May 31, 2020
Goodwill	$14,034.6	$13,923.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,619.1	6,561.4
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	817.5	777.8
Less accumulated amortization	(288.3)	(243.4)
Intangible assets subject to amortization, net	529.2	534.4
Other intangible assets	7,148.3	7,095.8
Total	$21,182.9	$21,019.0

Based on the carrying value of finite-lived intangible assets as of February 28, 2021, annual amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill during the nine-month period ended February 28, 2021 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 31, 2020	$6,403.7	$5,300.5	$918.8	$690.7	$203.8	$405.7	$13,923.2
Other activity, primarily foreign currency translation	9.0	-	-	66.3	0.5	35.6	111.4
Balance as of Feb. 28, 2021	$6,412.7	$5,300.5	$918.8	$757.0	$204.3	$441.3	$14,034.6

The changes in the carrying amount of other intangible assets during the nine-month period ended February 28, 2021 were as follows:

In Millions	Total
Balance as of May 31, 2020	$7,095.8
Other activity, primarily foreign currency translation	52.5
Balance as of Feb. 28, 2021	$7,148.3

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

(4) Inventories

The components of inventories were as follows:

In Millions	Feb. 28, 2021	May 31, 2020
Raw materials and packaging	$420.4	$392.2
Finished goods	1,418.5	1,142.6
Grain	119.0	93.6
Excess of FIFO over LIFO cost	(199.1)	(202.1)
Total	$1,758.8	$1,426.3

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

Unallocated corporate items for the quarters and nine-month periods ended February 28, 2021, and February 23, 2020, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Net gain (loss) on mark-to-market valuation of certain commodity positions	$51.0	$(8.7)	$95.0	$(19.7)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(3.9)	4.5	12.8	19.8
Net mark-to-market revaluation of certain grain inventories	8.6	(4.4)	10.2	(1.1)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$55.7	$(8.6)	$118.0	$(1.0)

As of February 28, 2021, the net notional value of commodity derivatives was $280.0 million, of which $52.0 million related to energy inputs and $228.0 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 28, 2021, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 28, 2021, $1,420.3 million of our total accounts payable were payable to suppliers who utilize these third party services.

(6) Debt

The components of notes payable were as follows:

In Millions	Feb. 28, 2021	May 31, 2020
U.S. commercial paper	$-	$99.9
Financial institutions	184.6	179.1
Total	$184.6	$279.0

 To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have committed and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 28, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.6	0.1
Total committed and uncommitted credit facilities	$3.5	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 28, 2021.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $14,760.9 million and $13,666.4 million, respectively, as of February 28, 2021. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In the third quarter of fiscal 2021, we completed an offer to exchange certain series of outstanding notes for a combination of newly issued notes and cash. Holders exchanged $603.9 million of notes previously issued with rates between 4.15 percent and 5.4 percent for $605.2 million of newly issued 3.0 percent fixed-rate notes due February 1, 2051 and $201.4 million of cash, representing a participation incentive.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 28, 2021, we were in compliance with all of these covenants.

(7) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of February 28, 2021, the redemption value of the euro-denominated redeemable interest was $596.0 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through July 1, 2021. Net purchases totaled $155.0 million for the nine-month period ended February 28, 2021, and $141.4 million for the nine-month period ended February 23, 2020.

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

Our noncontrolling interests contain restrictive covenants. As of February 28, 2021, we were in compliance with all of these covenants.

(8) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Feb. 28, 2021					Feb. 23, 2020
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$595.7	$1.1	$7.0			$454.1	$3.2	$6.6
Other comprehensive income (loss):
Foreign currency translation	$(7.8)	$6.7	(1.1)	2.6	11.0	$(11.7)	$-	(11.7)	(4.7)	(5.6)
Other fair value changes:
Hedge derivatives	2.5	(1.5)	1.0	-	(0.9)	(7.7)	1.1	(6.6)	-	0.2
Reclassification to earnings:
Hedge derivatives (a)	6.8	(1.6)	5.2	-	0.2	4.7	(0.7)	4.0	-	-
Amortization of losses and prior service costs (b)	25.6	(5.8)	19.8	-	-	25.4	(5.8)	19.6	-	-
Other comprehensive income (loss)	$27.1	$(2.2)	24.9	2.6	10.3	$10.7	$(5.4)	5.3	(4.7)	(5.4)
Total comprehensive income (loss)			$620.6	$3.7	$17.3			$459.4	$(1.5)	$1.2

(a)Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 28, 2021					Feb. 23, 2020
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,923.0	$3.9	$19.2			$1,555.5	$11.7	$16.6
Other comprehensive income (loss):
Foreign currency translation	$(41.4)	$58.3	16.9	27.9	57.6	$(7.3)	$-	(7.3)	(9.5)	(11.7)
Other fair value changes:
Hedge derivatives	(11.1)	2.0	(9.1)	-	(1.0)	(16.9)	2.7	(14.2)	-	(1.2)
Reclassification to earnings:
Hedge derivatives (a)	6.7	(1.9)	4.8	-	(0.1)	4.5	(0.9)	3.6	-	-
Amortization of losses and prior service costs (b)	76.7	(17.6)	59.1	-	-	76.4	(17.6)	58.8	-	-
Other comprehensive income (loss)	$30.9	$40.8	71.7	27.9	56.5	$56.7	$(15.8)	40.9	(9.5)	(12.9)
Total comprehensive income			$1,994.7	$31.8	$75.7			$1,596.4	$2.2	$3.7

(a)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 28, 2021	May 31, 2020
Foreign currency translation adjustments	$(872.1)	$(889.0)
Unrealized loss from:
Hedge derivatives	(16.9)	(12.6)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,961.6)	(2,022.5)
Prior service credits	7.9	9.7
Accumulated other comprehensive loss	$(2,842.7)	$(2,914.4)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Compensation expense related to stock-based payments	$20.8	$18.2	$69.5	$66.0

Windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Windfall tax benefits from stock-based payments	$1.6	$4.1	$8.4	$12.3

As of February 28, 2021, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $123.2 million. This expense will be recognized over 21 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020
Net cash proceeds	$39.4	$109.4
Intrinsic value of options exercised	$24.2	$54.0

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 28, 2021		Feb. 23, 2020
Estimated fair values of stock options granted	$8.03		$7.10
Assumptions:
Risk-free interest rate	0.7%		2.0%
Expected term	8.5	years	8.5	years
Expected volatility	19.5%		17.4%
Dividend yield	3.3%		3.6%

The total grant date fair value of restricted stock unit awards that vested during the period follows:

	Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020
Total grant date fair value	$73.0	$57.1

(10) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Net earnings attributable to General Mills	$595.7	$454.1	$1,923.0	$1,555.5
Average number of common shares - basic EPS	615.0	607.9	614.6	607.1
Incremental share effect from: (a)
Stock options	2.0	2.6	2.6	2.8
Restricted stock units and performance share units	2.4	2.3	2.4	2.2
Average number of common shares - diluted EPS	619.4	612.8	619.6	612.1
Earnings per share – basic	$0.97	$0.75	$3.13	$2.56
Earnings per share – diluted	$0.96	$0.74	$3.10	$2.54

(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Anti-dilutive stock options, restricted stock units, and performance share units	4.8	10.5	3.4	10.4

(11) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020
Net cash interest payments	$286.1	$291.2
Net income tax payments	$459.8	$387.1

(12) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Service cost	$26.1	$23.3	$2.0	$2.3	$2.3	$2.1
Interest cost	48.0	57.7	4.5	6.8	0.4	0.7
Expected return on plan assets	(105.3)	(112.5)	(8.7)	(10.6)	-	-
Amortization of losses (gains)	27.1	26.5	(1.3)	(0.5)	0.7	0.2
Amortization of prior service costs (credits)	0.3	0.4	(1.3)	(1.3)	0.1	0.1
Other adjustments	-	-	-	-	2.1	2.2
Net (income) expense	$(3.8)	$(4.6)	$(4.8)	$(3.3)	$5.6	$5.3

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Service cost	$78.1	$69.7	$6.3	$7.1	$6.9	$6.3
Interest cost	143.9	173.0	13.5	20.4	1.2	2.0
Expected return on plan assets	(315.4)	(337.5)	(26.0)	(31.6)	-	-
Amortization of losses (gains)	81.1	79.9	(3.8)	(1.6)	2.1	0.5
Amortization of prior service costs (credits)	0.9	1.2	(4.1)	(4.1)	0.5	0.5
Other adjustments	-	-	-	-	6.5	6.6
Net (income) expense	$(11.4)	$(13.7)	$(14.1)	$(9.8)	$17.2	$15.9

(13) Income Taxes

During the first quarter of fiscal 2020, we reorganized certain wholly owned subsidiaries, including the movement of certain assets between legal entities. As a result of these actions, we recorded a $53.1 million decrease to our deferred income tax liabilities, with a corresponding discrete, non-cash reduction to income taxes in the first quarter of fiscal 2020.

(14) Contingencies

During fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of February 28, 2021, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Net sales:
North America Retail	$2,726.8	$2,501.9	$8,355.3	$7,554.1
Europe & Australia	484.2	421.9	1,442.6	1,308.9
Pet	436.3	383.5	1,288.0	1,140.0
Asia & Latin America	455.6	408.2	1,268.3	1,177.3
Convenience Stores & Foodservice	417.1	464.8	1,249.2	1,423.3
Total	$4,520.0	$4,180.3	$13,603.4	$12,603.6
Operating profit:
North America Retail	$605.7	$532.0	$2,002.8	$1,734.4
Europe & Australia	29.4	22.1	118.3	81.1
Pet	102.3	94.0	311.9	255.7
Asia & Latin America	12.0	8.1	62.5	42.6
Convenience Stores & Foodservice	63.7	92.1	211.6	298.4
Total segment operating profit	$813.1	$748.3	$2,707.1	$2,412.2
Unallocated corporate items	(24.5)	91.7	98.3	274.9
Restructuring, impairment, and other exit costs	11.0	5.8	11.9	12.9
Operating profit	$826.6	$650.8	$2,596.9	$2,124.4

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
U.S. Meals & Baking	$1,165.8	$1,010.6	$3,629.0	$3,005.5
U.S. Cereal	614.1	563.9	1,862.3	1,725.6
U.S. Snacks	476.1	491.0	1,479.4	1,513.0
Canada	245.3	217.3	702.5	652.7
U.S. Yogurt and Other	225.5	219.1	682.1	657.3
Total	$2,726.8	$2,501.9	$8,355.3	$7,554.1

Net sales by class of similar products were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 28, 2021	Feb. 23, 2020	Feb. 28, 2021	Feb. 23, 2020
Snacks	$871.9	$840.4	$2,608.6	$2,547.7
Convenient meals	785.0	706.0	2,334.8	1,961.2
Cereal	715.4	674.5	2,168.7	2,048.1
Yogurt	505.3	499.8	1,513.5	1,510.1
Dough	498.0	440.6	1,456.8	1,309.6
Baking mixes and ingredients	416.8	394.6	1,293.6	1,211.6
Pet	436.3	383.5	1,288.0	1,140.0
Super-premium ice cream	164.0	131.5	596.4	551.3
Other	127.3	109.4	343.0	324.0
Total	$4,520.0	$4,180.3	$13,603.4	$12,603.6

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

In the third quarter of fiscal 2021, net sales increased 8 percent compared to the same period last year. Organic net sales increased 7 percent compared to the same period last year. Operating profit margin of 18.3 percent increased 270 basis points, primarily driven by favorable net price realization and mix, a favorable change to the mark-to-market valuation of certain commodity positions and grain inventories, favorable net corporate investment activity, and a larger increase in net sales as compared to the increase in selling, general, and administrative (SG&A) expenses, partially offset by higher input costs. Adjusted operating profit margin decreased 30 basis points to 15.8 percent compared to the same period last year, primarily driven by higher input costs, partially offset by favorable net price realization and mix and a larger increase in net sales as compared to the increase in SG&A expenses. Diluted earnings per share of $0.96 increased 30 percent in the third quarter of fiscal 2021. Adjusted diluted earnings per share of $0.82 increased 6 percent on a constant-currency basis compared to the third quarter of fiscal 2020. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the third quarter of fiscal 2021 follows:

Quarter Ended Feb. 28, 2021	In millions, except per share	Quarter Ended Feb. 28, 2021 vs. Feb. 23, 2020	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,520.0	8%
Operating profit	826.6	27%	18.3%
Net earnings attributable to General Mills	595.7	31%
Diluted earnings per share	$0.96	30%
Organic net sales growth rate (a)		7%
Adjusted operating profit (a)	715.6	6%	15.8%	5%
Adjusted diluted earnings per share (a)	$0.82	6%		6%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$4,520.0	8%		$4,180.3
Contributions from volume growth (a)		5	pts
Net price realization and mix		3	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 8 percent increase in net sales in the third quarter of fiscal 2021 reflects an increase in contributions from volume growth, favorable net price realization and mix, and favorable foreign currency exchange.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 28, 2021 vs
Quarter Ended Feb. 23, 2020
Contributions from organic volume growth (a)	5	pts
Organic net price realization and mix	3	pts
Organic net sales growth	7	pts
Foreign currency exchange	1	pt
Net sales growth	8	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 7 percent in the third quarter of fiscal 2021 primarily driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Cost of sales increased $189 million to $2,966 million in the third quarter of fiscal 2021 compared to the same period in fiscal 2020. The increase was primarily driven by a $135 million increase attributable to product rate and mix and a $125 million increase due to higher volume. We recorded a $56 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2021 compared to a net increase of $9 million in the third quarter of fiscal 2020. In addition, we recorded $1 million of restructuring charges in cost of sales in the third quarter of fiscal 2021 compared to $7 million in the third quarter of fiscal 2020 (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses decreased $30 million to $716 million in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, primarily reflecting favorable net corporate investment activity, partially offset by higher administrative expenses and increased media and advertising expenses. SG&A expenses as a percent of net sales in the third quarter of fiscal 2021 decreased 210 basis points compared to the third quarter of fiscal 2020.

Restructuring, impairment, and other exit costs totaled $11 million in the third quarter of fiscal 2021, primarily related to Asia & Latin America route-to-market and supply chain optimization actions. We recorded $6 million of charges in the same period last year related to restructuring actions previously announced (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $33 million in the third quarter of fiscal 2021 compared to $30 million in the same period last year, primarily reflecting lower interest costs, partially offset by lower expected return on plan assets.

Interest, net for the third quarter of fiscal 2021 totaled $106 million, down $4 million from the third quarter of fiscal 2020, primarily driven by lower rates.

The effective tax rate for the third quarter of fiscal 2021 was 21.5 percent compared to 20.7 percent for the third quarter of fiscal 2020. The 0.8 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in the third quarter of fiscal 2020, partially offset by favorable changes in earnings mix by jurisdiction in fiscal 2021. Our adjusted effective tax rate was 21.6 percent in the third quarter of fiscal 2021 compared to 21.0 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.6 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in fiscal 2020, partially offset by favorable changes in the earnings mix by jurisdiction in fiscal 2021.

After-tax earnings from joint ventures for the third quarter of fiscal 2021 increased to $12 million compared to $11 million in the same period in fiscal 2020, primarily driven by higher net sales at Cereal Partners Worldwide (CPW) and Haagen-Dazs Japan, Inc. (HDJ), partially offset by higher SG&A expenses at CPW and HDJ. On a constant-currency basis, after-tax earnings from joint ventures were flat (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 28, 2021 vs
Quarter Ended Feb. 23, 2020	CPW		HDJ		Total
Contributions from volume growth (a)	6	pts	(1)	pt
Net price realization and mix	Flat		3	pts
Net sales growth in constant currency	5	pts	1	pt	4	pts
Foreign currency exchange	1	pt	5	pts	2	pts
Net sales growth	6	pts	6	pts	6	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 7 million in the third quarter of fiscal 2021 from the same period a year ago primarily due to option exercises.

Nine-Month Results

In the nine-month period ended February 28, 2021, net sales and organic net sales increased 8 percent compared to the same period last year. Operating profit margin of 19.1 percent increased 220 basis points, primarily driven by favorable net price realization and mix, a favorable change to the mark-to-market valuation of certain commodity positions and grain inventories, favorable net corporate investment activity, and a larger increase in net sales as compared to the increase in SG&A expenses, partially offset by higher input costs. Adjusted operating profit margin increased 50 basis points to 17.7 percent, primarily driven by favorable net price realization and mix and a larger increase in net sales as compared to the increase in SG&A expenses, partially offset by higher input costs. Diluted earnings per share of $3.10 increased 22 percent in the nine-month period ended February 28, 2021, and adjusted diluted earnings per share of $2.88 increased 14 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 28, 2021, follows:

Nine-Month Period Ended Feb. 28, 2021	In millions, except per share	Nine-Month Period Ended Feb. 28, 2021 vs. Feb. 23, 2020	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$13,603.4	8%
Operating profit	2,596.9	22%	19.1%
Net earnings attributable to General Mills	1,923.0	24%
Diluted earnings per share	$3.10	22%
Organic net sales growth rate (a)		8%
Adjusted operating profit (a)	2,413.6	11%	17.7%	11%
Adjusted diluted earnings per share (a)	$2.88	15%		14%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$13,603.4	8%		$12,603.6
Contributions from volume growth (a)		5	pts
Net price realization and mix		3	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 8 percent increase in net sales for the nine-month period ended February 28, 2021, reflects an increase in contributions from volume growth and favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 28, 2021 vs.
Nine-Month Period Ended Feb. 23, 2020
Contributions from organic volume growth (a)	5	pts
Organic net price realization and mix	3	pts
Organic net sales growth	8	pts
Foreign currency exchange	Flat
Net sales growth	8	pts
Note: Table may not foot due to rounding

(a)Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 8 percent in the nine-month period ended February 28, 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Cost of sales increased $496 million to $8,738 million in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020. The increase was driven by a $423 million increase due to higher volume and a $215 million increase attributable to product rate and mix. We recorded a $118 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 28, 2021, compared to a net increase of $1 million in the nine-month period ended February 23, 2020. In addition, we recorded $2 million of restructuring charges in cost of sales in the nine-month period ended February 28, 2021, compared to $24 million of restructuring charges and $1 million of restructuring initiative project-related costs in the same period last year (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $32 million to $2,257 million in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, primarily reflecting higher media and advertising expenses, increased administrative expenses, and increased other consumer-related expenses, partially offset by favorable net corporate investment activity. SG&A expenses as a percent of net sales in the nine-month period ended February 28, 2021, decreased 100 basis points compared to the same period of fiscal 2020.

Restructuring, impairment, and other exit costs totaled $12 million in the nine-month period ended February 28, 2021, compared to $13 million in the same period last year. We recorded restructuring charges of $11 million in the nine-month period ended February 28, 2021, related to Asia & Latin America route-to-market and supply chain optimization actions (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $100 million in the nine-month period ended February 28, 2021, compared to $91 million in the same period last year, primarily reflecting lower interest costs, partially offset by lower expected returns on plan assets.

Interest, net for the nine-month period ended February 28, 2021, decreased $30 million to $318 million compared to the same period of fiscal 2020, primarily driven by lower rates and lower average debt balances.

The effective tax rate for the nine-month period ended February 28, 2021, was 22.0 percent compared to 18.3 percent for the same period last year. The 3.7 percentage point increase was primarily due to the net benefit related to the reorganization of certain wholly owned subsidiaries and certain nonrecurring discrete tax benefits in fiscal 2020, partially offset by favorable changes in earnings mix by jurisdiction in fiscal 2021. Our adjusted effective tax rate was 21.9 percent in the nine-month period ended February 28, 2021, compared to 21.3 percent in the same period of fiscal 2020 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.6 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in fiscal 2020, partially offset by favorable changes in the earnings mix by jurisdiction in fiscal 2021.

After-tax earnings from joint ventures increased to $90 million for the nine-month period ended February 28, 2021 compared to $58 million in the same period in fiscal 2020, primarily driven by higher net sales at CPW and HDJ. On a constant-currency basis, after-tax earnings from joint ventures increased 54 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ending Feb. 28, 2021 vs.
Nine-Month Period Ended Feb. 23, 2020	CPW		HDJ		Total
Contributions from volume growth (a)	6	pts	Flat
Net price realization and mix	1	pt	4	pts
Net sales growth in constant currency	7	pts	4	pts	7	pts
Foreign currency exchange	(1)	pt	3	pts	Flat
Net sales growth	6	pts	7	pts	6	pts
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding increased by 8 million in the nine-month period ended February 28, 2021, from the same period a year ago primarily due to option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Europe & Australia; Pet; Asia & Latin America; and Convenience Stores & Foodservice. Please refer to Note 15 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$2,726.8	9%		$2,501.9	$8,355.3	11%		$7,554.1
Contributions from volume growth (a)		9	pts			12	pts
Net price realization and mix		Flat				(1)	pt
Foreign currency exchange		Flat				Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales increased 9 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth.

North America Retail net sales increased 11 percent in the nine-month period ended February 28, 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021		Feb. 28, 2021
Contributions from organic volume growth (a)	9	pts	12	pts
Organic net price realization and mix	Flat		(1)	pt
Organic net sales growth	9	pts	11	pts
Foreign currency exchange	Flat		Flat
Net sales growth	9	pts	11	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 9 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth.

North America Retail organic net sales increased 11 percent in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021
U.S. Meals & Baking	15%	21%
U.S. Cereal	9	8
Canada (a)	13	8
U.S. Snacks	(3)	(2)
U.S. Yogurt and Other	3	4
Total	9%	11%

(a)On a constant-currency basis, Canada net sales increased 9 percent for the third quarter of fiscal 2021 and increased 7 percent for the nine-month period ended February 28, 2021, compared to the same periods in fiscal 2020. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit increased 14 percent to $606 million in the third quarter of fiscal 2021 compared to $532 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth, partially offset by higher input costs. Segment operating profit increased 14 percent on a constant-currency basis in the third quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 15 percent to $2,003 million in the nine-month period ended February 28, 2021 from $1,734 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by unfavorable net price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 15 percent on a constant-currency basis in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$484.2	15%		$421.9	$1,442.6	10%		$1,308.9
Contributions from volume growth (a)		2	pts			Flat
Net price realization and mix		4	pts			4	pts
Foreign currency exchange		9	pts			6	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales increased 15 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by favorable foreign currency exchange, favorable net price realization and mix, and an increase in contributions from volume growth.

Europe & Australia net sales increased 10 percent in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, driven by favorable foreign currency exchange and favorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021		Feb. 28, 2021
Contributions from organic volume growth (a)	2	pts	1	pt
Organic net price realization and mix	4	pts	5	pts
Organic net sales growth	7	pts	5	pts
Foreign currency exchange	9	pts	6	pts
Divestiture	(1)	pt	(1)	pt
Net sales growth	15	pts	10	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales increased 7 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Europe & Australia organic net sales increased 5 percent in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit increased 33 percent to $29 million in the third quarter of fiscal 2021 from $22 million in the same period in fiscal 2020, primarily driven by favorable net price realization and mix, an increase in contributions from volume growth, and lower SG&A expenses, partially offset by higher input costs. Segment operating profit increased 24 percent on a constant-currency basis in the third quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 46 percent to $118 million in the nine-month period ended February 28, 2021, from $81 million in the same period in fiscal 2020, primarily driven by favorable net price realization and mix, partially offset by higher input costs. Segment operating profit increased 40 percent on a constant-currency basis in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$436.3	14%		$383.5	$1,288.0	13%		$1,140.0
Contributions from volume growth (a)		16	pts			14	pts
Net price realization and mix		(3)	pts			(1)	pt
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 14 percent during the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

Pet net sales increased 13 percent during the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021		Feb. 28, 2021
Contributions from organic volume growth (a)	16	pts	14	pts
Organic net price realization and mix	(3)	pts	(1)	pt
Organic net sales growth	14	pts	13	pts
Foreign currency exchange	Flat		Flat
Net sales growth	14	pts	13	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Segment operating profit increased 9 percent to $102 million in the third quarter of fiscal 2021 compared to $94 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix, higher input costs, and higher SG&A expenses. Segment operating profit increased 9 percent on a constant-currency basis in the third quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 22 percent to $312 million in the nine-month period ended February 28, 2021 compared to $256 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by higher SG&A expenses, including increased media and advertising expenses, and unfavorable net price realization and mix. Segment operating profit increased 22 percent on a constant-currency basis in the nine-month period ended February 28, 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$455.6	12%		$408.2	$1,268.3	8%		$1,177.3
Contributions from volume growth (a)		9	pts			12	pts
Net price realization and mix		5	pts			1	pt
Foreign currency exchange		(3)	pts			(6)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 12 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange.

Asia & Latin America net sales increased 8 percent in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, driven by an increase in contributions from volume growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021		Feb. 28, 2021
Contributions from organic volume growth (a)	9	pts	12	pts
Organic net price realization and mix	5	pts	1	pt
Organic net sales growth	14	pts	13	pts
Foreign currency exchange	(3)	pts	(6)	pts
Net sales growth	12	pts	8	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Asia & Latin America organic net sales increased 14 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Asia & Latin America organic net sales increased 13 percent in the nine-month period ended February 28, 2021 compared to the same period in fiscal 2020, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Segment operating profit increased 48 percent to $12 million in the third quarter of fiscal 2021 from $8 million in the same period in fiscal 2020, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs. Segment operating profit increased 18 percent on a constant-currency basis in the third quarter of fiscal 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 47 percent to $62 million in the nine-month period ended February 28, 2021, compared to $43 million in the same period in fiscal 2020, primarily driven by an increase in contributions from volume growth, favorable net price realization and mix, and favorable foreign currency exchange, partially offset by higher input costs and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 24 percent on a constant-currency basis in the nine-month period ended February 28, 2021 compared to the same period in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020	Feb. 28, 2021	Feb. 28, 2021 vs Feb. 23, 2020		Feb. 23, 2020
Net sales (in millions)	$417.1	(10)%		$464.8	$1,249.2	(12)%		$1,423.3
Contributions from volume growth (a)		(7)	pts			(9)	pts
Net price realization and mix		(3)	pts			(3)	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 10 percent in the third quarter of fiscal 2021 compared to the same period in fiscal 2020, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix.

Convenience Stores & Foodservice net sales decreased 12 percent in the nine-month period ended February 28, 2021, compared to the same period in fiscal 2020, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 28, 2021		Feb. 28, 2021
Contributions from organic volume growth (a)	(7)	pts	(9)	pts
Organic net price realization and mix	(3)	pts	(3)	pts
Organic net sales growth	(10)	pts	(12)	pts
Net sales growth	(10)	pts	(12)	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Segment operating profit decreased 31 percent to $64 million in the third quarter of fiscal 2021 compared to $92 million in the same period in fiscal 2020, primarily driven by unfavorable net price realization and mix, a decrease in contributions from volume growth, and higher input costs.

Segment operating profit decreased 29 percent to $212 million in the nine-month period ended February 28, 2021, compared to $298 million in the same period in fiscal 2020, primarily driven by unfavorable net price realization and mix, a decrease in contributions from volume growth, and higher input costs.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate items totaled $24 million of income in the third quarter of fiscal 2021 compared to expense of $92 million in the same period in fiscal 2020. We recorded a $56 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2021 compared to a $9 million net increase in expense in the same period last year. We recorded $59 million of net gains related to valuation adjustments and the gain on sale of certain corporate investments in the third quarter of fiscal 2021 compared to $3 million of losses related to valuation adjustments in the third quarter of fiscal 2020. We recorded $1 million of restructuring charges in cost of sales in the third quarter of fiscal 2021 compared to $7 million in the same period last year. We also recorded an $8 million favorable adjustment related to a product recall in our international Green Giant business in the third quarter of fiscal 2021.

Unallocated corporate expense totaled $98 million in the nine-month period ended February 28, 2021, compared to $275 million in the same period last year. We recorded a $118 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 28, 2021, compared to a $1 million net increase in expense in the same period last year. We recorded $78 million of net gains related to valuation adjustments and the gain on sale of certain corporate investments in the nine-month period ended February 28, 2021, compared to $7 million of net losses related to valuation adjustments and the loss on sale of certain corporate investments in the same period last year. In the nine-month period ended February 28, 2021, we recorded $2 million of restructuring charges in cost of sales, compared to $24 million of restructuring charges and $1 million of restructuring initiative project-related costs in cost of sales in the same period last year.

LIQUIDITY

During the nine-month period ended February 28, 2021, cash provided by operations was $2,208 million compared to $2,160 million in the same period last year. The $48 million increase was primarily driven by a $362 million increase in net earnings and a $109 million change in deferred income taxes, partially offset by a $237 million change in current assets and liabilities and a $140 million change in other non-cash items in net earnings, including $77 million of gains related to valuation adjustments on certain corporate investments. The $237 million change in current assets and liabilities was primarily driven by a $305 million change in inventories, partially offset by an $88 million change in other current liabilities primarily driven by changes in trade promotion accruals.

Cash used by investing activities during the nine-month period ended February 28, 2021, was $332 million compared to $305 million for the same period in fiscal 2020. Investments of $346 million in land, buildings, and equipment in the nine-month period ended February 28, 2021, increased by $77 million compared to the same period a year ago.

Cash used by financing activities during the nine-month period ended February 28, 2021, was $853 million compared to $1,691 million in the same period in fiscal 2020. We had $321 million of net debt issuances in the nine-month period ended February 28, 2021, compared to $812 million of net debt repayments in the same period a year ago. We paid $932 million of dividends in the nine-month period ended February 28, 2021, compared to $895 million in the same period last year. In addition, we paid a participation incentive of $201 million related to a debt exchange in the nine-month period ended February 28, 2021.

Our sources of liquidity were not materially impacted by the COVID-19 pandemic.

As of February 28, 2021, we had $853 million of cash and cash equivalents held in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. As such, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

CAPITAL RESOURCES

Our capital structure was as follows:

In Millions	Feb. 28, 2021	May 31, 2020
Notes payable	$184.6	$279.0
Current portion of long-term debt	3,899.8	2,331.5
Long-term debt	9,766.6	10,929.0
Total debt	13,851.0	13,539.5
Redeemable interest	596.0	544.6
Noncontrolling interests	297.6	291.0
Stockholders' equity	8,890.3	8,058.5
Total capital	$23,634.9	$22,433.6

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 28, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
May 2022	$2.7	$-
September 2022	0.2	0.1
Total committed credit facilities	2.9	0.1
Uncommitted credit facilities	0.6	0.1
Total committed and uncommitted credit facilities	$3.5	$0.2

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of February 28, 2021, the redemption value of the redeemable interest was $596 million, which approximates its fair value.

On March 23, 2021, subsequent to the end of the third quarter of fiscal 2021, we entered into a non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business to Sodiaal. As part of the proposed transaction, we would obtain Sodiaal’s 49 percent ownership interest in our Canadian yogurt business, making the Canadian yogurt business a wholly owned subsidiary. The proposed transaction is expected to close in fiscal 2022, subject to labor consultations, regulatory filings, and other customary closing conditions.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 28, 2021, we were in compliance with all of these covenants.

We have $3,900 million of long-term debt maturing in the next 12 months that is classified as current, including $850 million of floating-rate notes due April 2021, $600 million of 3.2 percent notes due April 2021, €200 million of 2.2 percent fixed-rate notes due June 2021, €500 million of 0.0 percent fixed-rate notes due August 2021, €500 million of 0.0 percent fixed-rate notes due November 2021, and $1 billion of 3.15 percent fixed-rate notes due December 2021. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There were no material changes outside the ordinary course of our business in our contractual obligations or off-balance sheet arrangements during the third quarter of fiscal 2021.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 28, 2021, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Feb. 28, 2021		Feb. 23, 2020
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$826.6	18.3%	$650.8	15.6%
Mark-to-market effects (a)	(55.7)	(1.2)%	8.6	0.2%
Investment activity, net (b)	(59.3)	(1.3)%	3.0	0.1%
Restructuring charges (c)	11.7	0.3%	12.4	0.3%
Project-related costs (c)	-	-%	0.4	-%
Product recall adjustment (d)	(7.8)	(0.2)%	-	-%
Adjusted operating profit	$715.6	15.8%	$675.1	16.1%

	Nine-Month Period Ended
	Feb. 28, 2021		Feb. 23, 2020
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$2,596.9	19.1%	$2,124.4	16.9%
Mark-to-market effects (a)	(118.0)	(0.9)%	1.0	-%
Investment activity, net (b)	(78.3)	(0.6)%	6.7	0.1%
Restructuring charges (c)	13.6	0.1%	37.2	0.3%
Project-related costs (c)	-	-%	1.1	-%
Product recall adjustment, net (d)	(0.7)	-%	-	-%
Adjusted operating profit	$2,413.6	17.7%	$2,170.3	17.2%

Note: Table may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Restructuring charges for Asia & Latin America route-to-market and supply chain optimization actions and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d) Net product recall adjustment related to our international Green Giant business.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021	Feb. 23, 2020	Change		Feb. 28, 2021	Feb. 23, 2020	Change
Operating profit as reported	$826.6	$650.8	27%		$2,596.9	$2,124.4	22%
Mark-to-market effects (a)	(55.7)	8.6			(118.0)	1.0
Investment activity, net (b)	(59.3)	3.0			(78.3)	6.7
Restructuring charges (c)	11.7	12.4			13.6	37.2
Project-related costs (c)	-	0.4			-	1.1
Product recall adjustment, net (d)	(7.8)	-			(0.7)	-
Adjusted operating profit	$715.6	$675.1	6%		$2,413.6	$2,170.3	11%
Foreign currency exchange impact			1	pt			1	pt
Adjusted operating profit growth, on a constant-currency basis			5%				11%

Note: Table may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Restructuring charges for Asia & Latin America route-to-market and supply chain optimization actions and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d) Net product recall adjustment related to our international Green Giant business.

Adjusted Diluted EPS and Related Constant-currency Growth Rate

This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 28, 2021	Feb. 23, 2020	Change	Feb. 28, 2021	Feb. 23, 2020	Change
Diluted earnings per share, as reported	$0.96	$0.74	30%	$3.10	$2.54	22%
Mark-to-market effects (a)	(0.07)	0.01		(0.15)	-
Investment activity, net (b)	(0.08)	-		(0.10)	-
Restructuring charges (c)	0.02	0.02		0.02	0.05
Product recall adjustment, net (d)	(0.01)	-		-	-
Tax item (e)	-	-		-	(0.09)
CPW restructuring charges (f)	-	0.01		-	0.01
Adjusted diluted earnings per share	$0.82	$0.77	6%	$2.88	$2.51	15%
Foreign currency exchange impact			Flat			1	pt
Adjusted diluted earnings per share growth, on a constant-currency basis			6%			14%

Note: Table may not foot due to rounding.

(a) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(c) Restructuring charges for Asia & Latin America route-to-market and supply chain optimization actions and previously announced restructuring actions in fiscal 2021. Restructuring charges for previously announced restructuring actions in fiscal 2020. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d) Net product recall adjustment related to our international Green Giant business.

(e) Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries. Please see Note 13 to the Consolidated Financial Statement in Part I, Item 1 of this report.

(f) CPW restructuring charges related to previously announced restructuring actions.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Feb. 28, 2021	9%	9	pts	Flat
Nine-Month Period Ended Feb. 28, 2021	56%	2	pts	54%
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

Net sales growth rates for our Canada operating unit on a constant-currency basis is calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 28, 2021	13%	4	pts	9%
Nine-Month Period Ended Feb. 28, 2021	8%	1	pt	7%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 28, 2021
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	14%	Flat		14%
Europe & Australia	33%	9	pts	24%
Pet	9%	Flat		9%
Asia & Latin America	48%	31	pts	18%

	Nine-Month Period Ended Feb. 28, 2021
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	15%	Flat		15%
Europe & Australia	46%	6	pts	40%
Pet	22%	Flat		22%
Asia & Latin America	47%	23	pts	24%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 28, 2021		Feb. 23, 2020		Feb. 28, 2021		Feb. 23, 2020
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$754.0	$162.0	$571.3	$118.2	$2,378.8	$522.2	$1,867.2	$340.9
Mark-to-market effects (b)	(55.7)	(12.8)	8.6	1.9	(118.0)	(27.1)	1.0	0.2
Investment activity, net (c)	(59.3)	(11.7)	3.0	0.7	(78.3)	(16.1)	6.7	5.1
Restructuring charges (d)	11.7	2.0	12.4	3.7	13.6	2.5	37.2	8.0
Project-related costs (d)	-	-	0.4	0.1	-	-	1.1	0.2
Product recall adjustment, net (e)	(7.8)	(0.9)	-	-	(0.7)	(0.1)	-	-
Tax item (f)	-	-	-	-	-	-	-	53.1
As adjusted	$643.1	$138.6	$595.6	$124.8	$2,195.5	$481.4	$1,913.1	$407.6
Effective tax rate:
As reported		21.5%		20.7%		22.0%		18.3%
As adjusted		21.6%		21.0%		21.9%		21.3%
Sum of adjustment to income taxes		$(23.4)		$6.4		$(40.8)		$66.6
Average number of common shares - diluted EPS		619.4		612.8		619.6		612.1
Impact of income tax adjustments on adjusted diluted EPS		$(0.03)		$0.01		$(0.06)		$0.11

Note: Table may not foot due to rounding.

(a) Earnings before income taxes and after-tax earnings from joint ventures.

(b) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(c) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(d) Restructuring charges for Asia & Latin America route-to-market and supply chain optimization actions and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(e) Net product recall adjustment related to our international Green Giant business.

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

OCI. Other Comprehensive Income.

Organic net sales growth. Net sales growth adjusted for foreign currency translation, acquisitions, divestitures and a 53rd week, when applicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 28, 2021, was as follows:

In Millions	One-day Loss in Fair Value	Change During Nine-Month Period Ended Feb. 28, 2021	Analysis of Change
Interest rate instruments	$72	$(7)	Lower Market Volatility
Foreign currency instruments	30	11	Higher Market Volatility
Commodity instruments	5	2	Higher Market Volatility
Equity instruments	5	-	Immaterial

For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.
10.1	Supplemental Retirement Plan (Grandfathered).
10.2	Supplemental Retirement Plan I (Grandfathered).
10.3	2005 Supplemental Retirement Plan.
10.4	Supplemental Savings Plan.
10.5	2005 Deferred Compensation Plan.
10.6	Supplemental Retirement Plan I.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 28, 2021, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: March 24, 2021	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)