Form 10-K
period 2021-05-30
GENERAL MILLS INC
filed 2021-06-30
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 30, 2021

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

Yes ☐No ☑

Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $60.13 per share as reported on the New York Stock Exchange on November 29, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter): $36,765.2 million.

Number of shares of Common Stock outstanding as of June 15, 2021: 607,210,408 (excluding 147,402,920 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1 - Business

COMPANY OVERVIEW

We are a leading global manufacturer and marketer of branded consumer foods sold through retail stores. We also are a leading supplier of branded and unbranded food products to the North American foodservice and commercial baking industries. We are also a leading manufacturer and marketer in the wholesome natural pet food category. We manufacture our products in 13 countries and market them in more than 100 countries. In addition to our consolidated operations, we have 50 percent interests in two strategic joint ventures that manufacture and market food products sold in more than 120 countries worldwide.

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

• wholesome natural pet food;

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

Customers

Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce retailers, commercial and noncommercial foodservice distributors and operators, restaurants, convenience stores, and pet specialty stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers and certain markets. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2021, Walmart Inc. and its affiliates (Walmart) accounted for 20 percent of our consolidated net sales and 29 percent of net sales of our North America Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.

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

TRADEMARKS AND PATENTS

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Blue Buffalo, Blue Basics, Blue Freedom, Bugles, Cascadian Farm, Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, EPIC, Fiber One, Food Should Taste Good, Fruit by the Foot, Fruit Gushers, Fruit Roll-Ups, Gardetto's, Go-Gurt, Gold Medal, Golden Grahams, Häagen-Dazs, Helpers, Jus-Rol, Kitano, Kix, Lärabar, Latina, Liberté, Lucky Charms, Muir Glen, Nature Valley, Oatmeal Crisp, Old El Paso, Oui, Pillsbury, Progresso, Raisin Nut Bran, Total, Totino’s, Trix, Wanchai Ferry, Wheaties, Wilderness, Yoki, and Yoplait. We protect these marks as appropriate through registrations in the United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

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

Our cereal trademarks are licensed to CPW and may be used in association with the Nestlé trademark. Nestlé licenses certain of its trademarks to CPW, including the Nestlé and Uncle Toby’s trademarks. The Häagen-Dazs trademark is licensed royalty-free and exclusively to Nestlé and authorized sublicensees for ice cream and other frozen dessert products in the United States and Canada. The Häagen-Dazs trademark is also licensed to HDJ in Japan. The Pillsbury brand and the Pillsbury Doughboy character are subject to an exclusive, royalty-free license that was granted to a third party and its successors in the dessert mix and baking mix categories in the United States and under limited circumstances in Canada and Mexico.

The Yoplait trademark and other related trademarks are owned by Yoplait Marques SNC, an entity in which we own a 50 percent interest. The Liberté trademark and other related trademarks are owned by Liberté Marques Sárl, an entity in which we own a 50 percent interest. These marks are licensed exclusively to Yoplait SAS, an entity in which we own a 51 percent interest. Yoplait SAS licenses these trademarks to its franchisees, including General Mills in the United States.

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

QUALITY AND SAFETY REGULATION

The manufacture and sale of consumer and pet food products is highly regulated. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce, Occupational Safety and Health Administration, and Environmental Protection Agency, as well as various federal, state, and local agencies relating to the production, packaging, labelling, marketing, storage, distribution, quality, and safety of food and pet products and the health and safety of our employees. Our business is also regulated by similar agencies outside of the United States.

ENVIRONMENTAL MATTERS

As of May 30, 2021, we were involved with two response actions associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey.

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

HUMAN CAPITAL MANAGEMENT

Recruiting, developing, engaging, and protecting our workforce is critical to executing our strategy and achieving business success. As of May 30, 2021, we had approximately 35,000 employees around the globe, with approximately 15,000 in the U.S. and approximately 20,000 located in our markets outside of the U.S. Our workforce is divided between approximately 13,000 employees dedicated to the production of our various products and approximately 22,000 non-production employees.

The efficient production of high-quality products and successful execution of our strategy requires a talented, skilled, and engaged team of employees. We work to equip our employees with critical skills and expand their contributions over time by providing a range of training and career development opportunities, including hands-on experiences via challenging work assignments and job rotations, coaching and mentoring opportunities, and training programs. To foster employee engagement and commitment, we follow a robust process to listen to employees, take action, and measure our progress with on-going employee conversations, transparent communications, and employee engagement surveys.

We believe that fostering a culture of inclusion and belonging strengthens our ability to recruit talent and allows all of our employees to thrive and succeed. We actively cultivate a culture that acknowledges, respects, and values all dimensions of diversity – including gender, race, sexual orientation, ability, backgrounds, and beliefs. Ensuring diversity of input and perspectives is core to our business strategy, and we are committed to recruiting, retaining, developing, and advancing a workforce that reflects the diversity of the consumers we serve. This commitment starts with our company leadership where women represent approximately 41 percent of our officer and director population, and approximately 19 percent of our officers and directors are racially or ethnically diverse. We embed our culture of inclusion and belonging into our day-to-day ways of working through a number of programs to foster discussion, build empathy, and increase understanding.

We are committed to maintaining a safe and secure workplace for our employees. We set specific safety standards to identify and manage critical risks. We use global safety management systems and employee training to ensure consistent implementation of safety protocols and accurate measurement and tracking of incidents. To provide a safe and secure working environment for our employees, we prohibit workplace discrimination, and we do not tolerate abusive conduct or harassment. Our attention to the health and safety of our workforce extends to the workers and communities in our supply chain. We believe that respect for human rights is fundamental to our strategy and to our commitment to ethical business conduct.

During the COVID-19 pandemic, we implemented an enterprise-wide response to ensure employee safety. In our manufacturing facilities, we enacted social distancing protocols, temperature checks, enhanced sanitation, mask use, and other protective equipment and practices. Our layered protections, combined with robust contact tracing and exclusion protocols, enabled the continued operation of our manufacturing and distribution facilities without significant disruption. During the pandemic, our office staff shifted primarily to working remotely as dictated by local conditions.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The section below provides information regarding our executive officers as of July 1, 2021.

Richard C. Allendorf, age 60, is General Counsel and Secretary. Mr. Allendorf joined General Mills in 2001 from The Pillsbury Company. He was promoted to Vice President, Deputy General Counsel in 2010, first overseeing the legal affairs of the U.S. Retail segment and Consumer Food Sales and then, in 2012, overseeing the legal affairs of the International segment and Global Ethics and Compliance. He was named to his present position in February 2015. Prior to joining General Mills, he practiced law with the Shearman and Sterling and Mackall, Crounse and Moore law firms. He was in finance with General Electric prior to his legal career.

Jodi Benson, age 56, is Chief Innovation, Technology and Quality Officer. Ms. Benson joined General Mills in 2001 from The Pillsbury Company. She held a variety of positions before becoming the leader of our One Global Dairy Platform from 2011 to March 2016. She was named Vice President for our International business segment from April 2016 to March 2017, and Vice President of the Global Innovation, Technology, and Quality Capabilities Group from April 2017 to July 2018. She was named to her current position in August 2018.

Kofi A. Bruce, age 51, is Chief Financial Officer. Mr. Bruce joined General Mills in 2009 as Vice President, Treasurer after serving in a variety of senior management positions with Ecolab and Ford Motor Company. He served as Treasurer until 2010 when he was named Vice President, Finance for Yoplait. Mr. Bruce reassumed his role as Vice President, Treasurer from 2012 until 2014 when he was named Vice President, Finance for Convenience Stores & Foodservice. He was named Vice President, Controller in August 2017, Vice President, Financial Operations in September 2019, and to his present position in February 2020.

John R. Church, age 55, is Chief Transformation & Enterprise Services Officer. Mr. Church joined General Mills in 1988 as a Product Developer in the Big G cereals division and held various positions before becoming Vice President, Engineering in 2003. In 2005, his role was expanded to include development of the Company’s strategy for the global sourcing of raw materials and manufacturing capabilities. He was named Vice President, Supply Chain Operations in 2007, Senior Vice President, Supply Chain in 2008, Executive Vice President, Supply Chain in 2013, Chief Supply Chain and Global Business Solutions Officer in June 2017, and to his present position in July 2021.

Paul J. Gallagher, age 53, is Chief Supply Chain Officer. Mr. Gallagher joined General Mills in April 2019 as Vice President, North America Supply Chain from Diageo plc. He began his career at Diageo where he spent 25 years serving in a variety of leadership roles in manufacturing, procurement, planning, customer service, and engineering before becoming President, North America Supply from 2013 to March 2019. He was named to his current position in July 2021.

Jeffrey L. Harmening, age 54, is Chairman of the Board and Chief Executive Officer. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was named Vice President, Marketing for CPW in 2003 and Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in 2012. Mr. Harmening returned from CPW in 2014 and was named Executive Vice President, Chief Operating Officer, U.S. Retail. He became President, Chief Operating Officer in July 2016. He was named Chief Executive Officer in June 2017 and Chairman of the Board in January 2018. Mr. Harmening is a director of The Toro Company.

Dana M. McNabb, age 45, is Chief Strategy & Growth Officer. Ms. McNabb joined General Mills in 1999 and held a variety of marketing roles in Cereal, Snacks, Meals, and New Products before becoming Vice President, Marketing for CPW in 2011 and Vice President, Marketing for the Circle of Champions Business Unit in 2015. She became President, U.S. Cereal Operating Unit in December 2016, Group President, Europe & Australia in January 2020, and was named to her present position in July 2021.

Jaime Montemayor, age 57, is Chief Digital and Technology Officer. He spent 21 years at PepsiCo, Inc., serving in roles of increasing responsibility, including most recently as Senior Vice President and Chief Information Officer of PepsiCo’s Americas Foods segment from 2013 to 2015, and Senior Vice President and Chief Information Officer, Digital Innovation, Data and Analytics, PepsiCo from 2015 to 2016. Mr. Montemayor served as Chief Technology Officer of 7-Eleven Inc. from April 2017 until October 2017. He assumed his current role in February 2020 after founding and operating a digital technology consulting company from November 2017 until January 2020.

Jon J. Nudi, age 51, is Group President, North America Retail. Mr. Nudi joined General Mills in 1993 as a Sales Representative and held a variety of roles in Consumer Foods Sales. In 2005, he moved into marketing roles in the Meals division and was elected Vice President in 2007. Mr. Nudi was named Vice President; President, Snacks, in 2010, Senior Vice President, President, Europe/Australasia in 2014, and Senior Vice President; President, U.S. Retail in September 2016. He was named to his present position in January 2017.

Shawn P. O’Grady, age 57, is Group President, Convenience Stores & Foodservice. Mr. O’Grady joined General Mills in 1990 and held several marketing roles in the Snacks, Meals, and Big G cereal divisions. He was promoted to Vice President in 1998 and held marketing positions in the Betty Crocker and Pillsbury USA divisions. In 2004, he moved into Consumer Foods Sales, becoming Vice President, President, U.S. Retail Sales in 2007, Senior Vice President, President, Consumer Foods Sales Division in 2010, and Senior Vice President, President, Sales & Channel Development in 2012. He was named to his current position in January 2017.

Mark A. Pallot, age 48, is Vice President, Chief Accounting Officer. Mr. Pallot joined General Mills in 2007 and served as Director, Financial Reporting until August 2017, when he was named Vice President, Assistant Controller. He was elected to his present position in February 2020. Prior to joining General Mills, Mr. Pallot held accounting and financial reporting positions at Residential Capital, LLC, Metris, Inc., CIT Group Inc., and Ernst & Young, LLP.

Bethany Quam, age 50, is Group President, Pet. Ms. Quam joined General Mills in 1993 and held a variety of positions before becoming Vice President, Strategic Planning in 2007. She was promoted to Vice President, Field Sales, Channels in 2012, Vice President; President, Convenience Stores & Foodservice in 2014, and Senior Vice President; President, Europe & Australia in August 2016, and Group President; Europe & Australia in January 2017. She was named to her current position in October 2019.

Sean Walker, age 55, is Group President, Asia & Latin America and Europe & Australia. Mr. Walker joined General Mills in 1989 and held a variety of positions before becoming Vice President, President of Latin America in 2009. He was named Senior Vice President, President Latin America in 2012, Senior Vice President, Corporate Strategy in September 2016, and Group President, Asia & Latin America in February 2019. He was named to his current position in July 2021.

Jacqueline Williams-Roll, age 52, is Chief Human Resources Officer. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing, and Organization Effectiveness, and she also worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice President, Human Resources Operations in 2013. She was named to her present position in September 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.

WEBSITE ACCESS

Our website is https://www.generalmills.com. We make available, free of charge in the “Investors” portion of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (1934 Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). All such filings are available on the SEC’s website at https://www.sec.gov. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 1A - Risk Factors

Our business is subject to various risks and uncertainties. Any of the risks described below could materially, adversely affect our business, financial condition, and results of operations.

Business and Industry Risks

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to have, certain negative impacts on our business, financial condition, and results of operations including, without limitation, the following:

• We have experienced, and may continue to experience, a decrease in sales of certain of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products in the away-from-home food outlets across all our major markets have been negatively affected by reduced consumer traffic resulting from shelter-in-place regulations or recommendations and closings of restaurants, schools and cafeterias. If the COVID-19 pandemic persists or intensifies, its negative impacts on our sales, particularly in away-from-home food outlets, could be more prolonged and may become more severe.

• Deteriorating economic and political conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.

• We have experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

• Changes and volatility in consumer purchasing and consumption patterns may increase demand for our products in one quarter, resulting in decreased consumer demand for our products in subsequent quarters. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain.

• The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, commercial banks, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations.

• Significant changes in the political conditions in markets in which we manufacture, sell, or distribute our products (including quarantines, import/export restrictions, price controls, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, and sale of our products) could adversely impact our operations and results.

• Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in investigations, legal claims or litigation against us.

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

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer could adversely affect our sales and profits. In fiscal 2021, Walmart accounted for 20 percent of our consolidated net sales and 29 percent of net sales of our North America Retail segment. For more information on significant customers, please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, climate change, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, pandemics (such as the COVID-19 pandemic), and changes in governmental agricultural and energy policies and regulations. Commodity prices have become, and may continue to be, more volatile during the COVID-19 pandemic. Commodity price changes may result in unexpected increases in raw material, packaging, energy, and transportation costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.

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

Operating Risks

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

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines are manufactured at a single location or sourced from a single supplier. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location or supplier, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

Our international operations are subject to political and economic risks.

In fiscal 2021, 26 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

• political and economic instability;

• exchange controls and currency exchange rates;

• tariffs on products and ingredients that we import and export;

• nationalization or government control of operations;

• compliance with anti-corruption regulations;

• uncertainty relating to the impact of the United Kingdom’s exit from the European Union;

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

Legal and Regulatory Risks

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

Financial and Economic Risks

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

As of May 30, 2021, we had total debt, redeemable interests, and noncontrolling interests of $13.5 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:

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

As of May 30, 2021, we had $20.7 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, then our reporting units could become significantly impaired. Our Europe & Australia reporting unit had experienced declining business performance, and we continue to monitor this business. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

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

Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. If current expectations for growth rates for sales and margins are not met, or other market factors and macroeconomic conditions that could be affected by the COVID-19 pandemic or otherwise were to change, then our indefinite-lived intangible assets could become significantly impaired. Our Progresso, Green Giant, and EPIC brands had experienced declining business performance, and we continue to monitor these businesses.

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

As of May 30, 2021, we operated 46 facilities for the production of a wide variety of food products. Of these facilities, 24 are located in the United States (1 of which is leased), 4 in the Greater China region, 1 in the Asia/Middle East/Africa Region, 2 in Canada (1 of which is leased), 8 in Europe/Australia, and 7 in Latin America and Mexico. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

North America Retail

• St. Hyacinthe, Canada	• Irapuato, Mexico	• Buffalo, New York
• Covington, Georgia	• Reed City, Michigan	• Cincinnati, Ohio
• Belvidere, Illinois	• Fridley, Minnesota	• Wellston, Ohio
• Geneva, Illinois	• Hannibal, Missouri	• Murfreesboro, Tennessee
• Cedar Rapids, Iowa	• Albuquerque, New Mexico	• Milwaukee, Wisconsin

Convenience Stores & Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri

Europe & Australia

• Rooty Hill, Australia	• Le Mans, France	• Inofita, Greece
• Arras, France	• Moneteau, France	• San Adrian, Spain
• Labatut, France	• Vienne, France

Asia & Latin America

• Cambara, Brazil	• Recife, Brazil	• Nashik, India
• Campo Novo do Pareceis, Brazil	• Guangzhou, China
• Nova Prata, Brazil	• Nanjing, China
• Paranavai, Brazil	• Sanhe, China
• Pouso Alegre, Brazil	• Shanghai, China

Pet

• Joplin, Missouri	• Richmond, Indiana

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

As part of our Häagen-Dazs business in our Europe & Australia and Asia & Latin America segments, we operate 466 (all leased) and franchise 392 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.

ITEM 3 - Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 30, 2021, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

ITEM 4 - Mine Safety Disclosures

None.

PART II

ITEM 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 15, 2021, there were approximately 26,000 record holders of our common stock.

The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
March 1, 2021 - April 4, 2021	2,126,480	$58.78	2,126,480	37,290,922
April 5, 2021 - May 2, 2021	2,339,540	61.14	2,339,540	34,951,382
May 3, 2021 - May 30, 2021	518,285	63.21	518,285	34,433,097
Total	4,984,305	$60.35	4,984,305	34,433,097

(a)The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.

(b)On May 6, 2014, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We are a global packaged foods company. We develop distinctive value-added food products and market them under unique brand names. We work continuously to improve our core products and to create new products that meet consumers’ evolving needs and preferences. In addition, we build the equity of our brands over time with strong consumer-directed marketing, innovative new products, and effective merchandising. We believe our brand-building approach is the key to winning and sustaining leading share positions in markets around the globe.

Our fundamental financial goal is to generate competitively differentiated returns for our shareholders over the long term. We believe achieving that goal requires us to generate a consistent balance of net sales growth, margin expansion, cash conversion, and cash return to shareholders over time.

Our long-term growth objectives are to deliver the following performance on average over time:

• 2 to 3 percent annual growth in organic net sales;

• mid-single-digit annual growth in adjusted operating profit;

• mid- to high-single-digit annual growth in adjusted diluted earnings per share (EPS);

• free cash flow conversion of at least 95 percent of adjusted net earnings after tax; and

• cash return to shareholders of 80 to 90 percent of free cash flow, including an attractive dividend yield.

We are executing our Accelerate strategy to drive sustainable, profitable growth and top-tier shareholder returns over the long term. The strategy focuses on four pillars to create competitive advantages and win: boldly building brands, relentlessly innovating, unleashing our scale, and being a force for good. We are prioritizing our core markets, global platforms, and local gem brands that have the best prospects for profitable growth and we are committed to reshaping our portfolio with strategic acquisitions and divestitures to further enhance our growth profile.

We expect that changes in consumer behaviors driven by the COVID-19 pandemic will result in ongoing elevated consumer demand for food at home, relative to pre-pandemic levels. These changes include more time spent working from home and increased consumer appreciation for cooking and baking. We plan to capitalize on these opportunities, addressing evolving consumer needs through our leading brands, innovation, and advantaged capabilities to generate profitable growth.

In fiscal 2021, we executed well amid the uncertain environment caused by the pandemic, delivering strong growth in organic net sales, adjusted operating profit, and adjusted diluted EPS. We achieved each of the three priorities we established at the beginning of the year:

We competed effectively, everywhere we play, highlighted by market share gains across each of our five global platforms: cereal, pet food, ice cream, snack bars, and Mexican food. Our positive market share performance amid pandemic-driven elevated demand for food at home helped drive organic net sales growth in our North America Retail, Europe & Australia, and Asia & Latin America segments. Conversely, lower away-from-home food demand stemming from the pandemic resulted in a decline in organic net sales for our Convenience Stores & Foodservice segment. For our Pet segment, which was largely unaffected by the pandemic, we were able to generate organic net sales growth despite the comparison against an extra month of results in the prior year.

We drove efficiency to fuel investment in our brands and capabilities. We generated strong levels of Holistic Margin Management (HMM) cost savings and were able to meaningfully increase our investment in brand building activities and in strategic capabilities such as E-commerce, Digital, Data & Analytics, and Strategic Revenue Management.

We reduced our debt leverage and increased our financial flexibility. As a result of our continued cash discipline, we were able to reduce our debt and generate a reduction in our leverage ratio. Due to our improved balance sheet position, we were able to resume dividend growth and share repurchase activity during fiscal 2021.

We also announced important transactions during fiscal 2021 intended to reshape our portfolio for growth, in line with our Accelerate strategy. In March 2021, we announced the proposed sale of our European Yoplait operations to Sodiaal, in exchange for full ownership of the Canadian Yoplait business and a reduced royalty rate for the use of the Yoplait and Liberté brands in the United States and Canada. The proposed transaction would be anticipated to close by the end of calendar 2021, subject to appropriate labor consultations, regulatory filings, and other customary closing conditions. In May 2021, we reached a definitive agreement to acquire Tyson Foods’ pet treats business for $1.2 billion in cash. The acquisition is expected to close in the first quarter of fiscal 2022, subject to regulatory approval and other customary closing conditions.

Our consolidated net sales for fiscal 2021 rose 3 percent to $18.1 billion. On an organic basis, net sales increased 4 percent compared to year-ago levels. Operating profit of $3.1 billion increased 6 percent. Adjusted operating profit of $3.2 billion increased 2 percent on a constant-currency basis. Diluted EPS of $3.78 was up 6 percent compared to fiscal 2020 results. Adjusted diluted EPS of $3.79 increased 4 percent on a constant-currency basis (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by generally accepted accounting principles (GAAP)).

Net cash provided by operations totaled $3.0 billion in fiscal 2021 representing a conversion rate of 127 percent of net earnings, including earnings attributable to redeemable and noncontrolling interests. This cash generation supported capital investments totaling $531 million, and our resulting free cash flow was $2.4 billion at a conversion rate of 103 percent of adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests. We returned cash to shareholders through dividends totaling $1.2 billion and share repurchases totaling $301 million, and we reduced total debt outstanding by $928 million. Our ratio of net debt-to-operating cash flow was 3.7 in fiscal 2021, and our net debt-to-adjusted earnings before net interest, income taxes, depreciation and amortization (net debt-to-adjusted EBITDA) ratio was 2.9 (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A detailed review of our fiscal 2021 performance compared to fiscal 2020 appears below in the section titled “Fiscal 2021 Consolidated Results of Operations.” A detailed review of our fiscal 2020 performance compared to our fiscal 2019 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2020 Results of Consolidated Operations,” which is incorporated herein by reference.

In fiscal 2022, we expect to continue to compete effectively in a dynamic environment, work aggressively to navigate a turbulent cost environment, and successfully execute our portfolio and organization reshaping actions. We expect the largest factors impacting our performance will be the relative balance of at-home versus away-from-home consumer food demand and the inflationary cost environment, both of which remain uncertain. We expect at-home food demand will decline year over year across most of our core markets, though will remain above pre-pandemic levels. Conversely, we expect away-from-home food demand to continue to recover, though not fully to pre-pandemic levels. With roughly 85 percent of our net sales representing at-home food occasions, we expect these dynamics to result in lower aggregate consumer demand in our categories in fiscal 2022 compared to fiscal 2021 levels.

Total input cost inflation is expected to be approximately 7 percent of cost of goods sold in fiscal 2022. We are addressing the inflationary environment with strong HMM cost savings expected to total roughly 4 percent of cost of goods sold and with positive net price realization generated through our Strategic Revenue Management capability.

Based on these assumptions, our key full-year fiscal 2022 targets are summarized below:

• Organic net sales are expected to decline 1 to 3 percent, which is generally in line with the expected level of aggregate category demand in fiscal 2022.

• Constant-currency adjusted operating profit is expected to decline 2 to 4 percent from the base of $3.2 billion reported in fiscal 2021.

• Constant-currency adjusted diluted EPS are expected to range between flat and down 2 percent from the base of $3.79 earned in fiscal 2021.

• Relative to pre-pandemic levels in fiscal 2019, the midpoints of these fiscal 2022 guidance ranges equate to 3-year compound annual growth rates of approximately 2 percent for organic net sales, approximately 2 percent for constant-currency adjusted operating profit, and approximately 5 percent for constant-currency adjusted diluted EPS.

• Free cash flow conversion is expected to be approximately 95 percent of adjusted after-tax earnings.

See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

Certain terms used throughout this report are defined in a glossary in Item 8 of this report.

FISCAL 2021 CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2021 had 52 weeks compared to 53 weeks in fiscal 2020. Fiscal 2020 included 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar.

In fiscal 2021, net sales increased 3 percent compared to fiscal 2020 and organic net sales increased 4 percent compared to last year. Operating profit margin of 17.3 percent was up 50 basis points from year-ago levels primarily driven by favorable net price realization and mix, a favorable change to the mark-to-market valuation of certain commodity positions and grain inventories, and favorable net corporate investment activity, partially offset by higher input costs, higher restructuring charges, and the loss on the sale of our

Laticínios Carolina business in Brazil. Adjusted operating profit margin increased 10 basis points to 17.4 percent, primarily driven by favorable net price realization and mix and lower selling, general, and administrative (SG&A) expenses, partially offset by higher input costs. Diluted earnings per share of $3.78 increased 6 percent compared to fiscal 2020. Adjusted diluted earnings per share of $3.79 increased 4 percent on a constant-currency basis (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2021 follows:

Fiscal 2021	In millions, except per share	Fiscal 2021 vs. Fiscal 2020	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$18,127.0	3%
Operating profit	3,144.8	6%	17.3%
Net earnings attributable to General Mills	2,339.8	7%
Diluted earnings per share	$3.78	6%
Organic net sales growth rate (a)		4%
Adjusted operating profit (a)	3,153.2	3%	17.4%	2%
Adjusted diluted earnings per share (a)	$3.79	5%		4%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Fiscal 2021	Fiscal 2021 vs. Fiscal 2020		Fiscal 2020
Net sales (in millions)	$18,127.0	3%		$17,626.6
Contributions from volume growth (a)		Flat
Net price realization and mix		2	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

The 3 percent increase in net sales in fiscal 2021 reflects favorable net price realization and mix and favorable foreign currency exchange.

Components of organic net sales growth are shown in the following table:

Fiscal 2021 vs. Fiscal 2020
Contributions from organic volume growth (a)	2	pts
Organic net price realization and mix	2	pts
Organic net sales growth	4	pts
Foreign currency exchange	1	pt
53rd week	(2)	pts
Net sales growth	3	pts
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales in fiscal 2021 increased 4 percent compared to fiscal 2020, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Cost of sales increased $182 million in fiscal 2021 to $11,679 million. The increase was primarily driven by a $366 million increase attributable to product rate and mix and a $43 million increase due to higher volume. We recorded a $139 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories in fiscal 2021, compared to a net increase of $25 million in fiscal 2020 (please see Note 8 to the Consolidated Financial Statements in Item 8 of this report for additional information). In fiscal 2021, we recorded $2 million of restructuring charges in cost of sales, compared to $26 million of restructuring charges and $2 million of restructuring initiative project-related costs in fiscal 2020 (please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information). In fiscal 2020, we recorded a $19 million charge related to a product recall in our international Green Giant business. In fiscal 2020, we recorded an $18 million increase in certain compensation and benefits expenses.

Gross margin increased 5 percent in fiscal 2021 versus fiscal 2020. Gross margin as a percent of net sales increased 80 basis points to 35.6 percent compared to fiscal 2020.

SG&A expenses decreased $72 million to $3,080 million in fiscal 2021 compared to fiscal 2020. The decrease in SG&A expenses primarily reflects favorable net corporate investment activity and decreased administrative expenses, partially offset by higher media and advertising expenses. SG&A expenses as a percent of net sales in fiscal 2021 decreased 90 basis points compared to fiscal 2020.

Divestiture loss totaled $54 million in fiscal 2021 due to the sale of our Laticínios Carolina business in Brazil (please see Note 3 of the Consolidated Financial Statements in Item 8 of this report).

Restructuring, impairment, and other exit costs totaled $170 million in fiscal 2021 compared to $24 million in fiscal 2020. In fiscal 2021, we approved restructuring actions designed to better align our organizational structure and resources with strategic initiatives. As a result, we recorded $157 million of charges in fiscal 2021. We also recorded $11 million of charges related to Asia & Latin America segment route-to-market and supply chain optimization actions in fiscal 2021. We did not undertake any new restructuring actions in fiscal 2020. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information.

Benefit plan non-service income totaled $133 million in fiscal 2021 compared to $113 million in fiscal 2020, primarily reflecting lower interest costs, partially offset by lower expected returns on plan assets (please see Note 2 to the Consolidated Financial Statements in Item 8 of this report for additional information).

Interest, net for fiscal 2021 totaled $420 million, $46 million lower than fiscal 2020, primarily driven by lower rates and lower average debt balances.

Our effective tax rate for fiscal 2021 was 22.0 percent compared to 18.5 percent in fiscal 2020. The 3.5 percentage point increase was primarily due to the net benefit related to the reorganization of certain wholly owned subsidiaries in fiscal 2020, the non-deductible loss associated with the sale of our Laticínios Carolina business in Brazil in fiscal 2021, and certain nonrecurring discrete tax benefits in fiscal 2020. Our adjusted effective tax rate was 21.1 percent in fiscal 2021 compared to 20.7 percent in fiscal 2020 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

After-tax earnings from joint ventures increased 29 percent to $118 million in fiscal 2021 compared to fiscal 2020, primarily driven by higher net sales at CPW and HDJ. On a constant-currency basis, after-tax earnings from joint ventures increased 26 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2021 vs. Fiscal 2020	CPW		HDJ		Total
Contributions from volume growth (a)	4	pts	2	pts
Net price realization and mix	1	pt	4	pts
Net sales growth in constant currency	5	pts	6	pts	5	pts
Foreign currency exchange	1	pt	2	pts	1	pt
Net sales growth	6	pts	8	pts	6	pts
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments

Net earnings attributable to redeemable and noncontrolling interests decreased 79 percent to $6 million primarily due to the redeemable interest’s 49 percent share of the loss on sale of the Laticínios Carolina business in Brazil.

Average diluted shares outstanding increased by 6 million in fiscal 2021 from fiscal 2020 primarily due to option exercises.

RESULTS OF SEGMENT OPERATIONS

Our businesses are organized into five operating segments: North America Retail; Europe & Australia; Convenience Stores & Foodservice; Pet, and Asia & Latin America. Fiscal 2020 includes 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar.

The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal 2021 and fiscal 2020:

	Fiscal Year
	2021		2020
In Millions	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
North America Retail	$10,995.4	60%	$10,750.5	61%
Europe & Australia	1,981.5	11	1,838.9	10
Convenience Stores & Foodservice	1,742.4	10	1,816.4	10
Pet	1,732.4	10	1,694.6	10
Asia & Latin America	1,675.3	9	1,526.2	9
Total	$18,127.0	100%	$17,626.6	100%

Segment Operating Profit
North America Retail	$2,623.2	73%	$2,627.0	75%
Europe & Australia	151.0	4	113.8	3
Convenience Stores & Foodservice	306.0	9	337.2	10
Pet	415.0	12	390.7	11
Asia & Latin America	85.6	2	18.7	1
Total	$3,580.8	100%	$3,487.4	100%

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

North America Retail net sales were as follows:

	Fiscal 2021	Fiscal 2021 vs. 2020 Percentage Change		Fiscal 2020
Net sales (in millions)	$10,995.4	2%		$10,750.5
Contributions from volume growth (a)		1	pt
Net price realization and mix		1	pt
Foreign currency exchange		Flat

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in North America Retail net sales for fiscal 2021 was primarily driven by favorable net price realization and mix and an increase in contributions from volume growth. The 53rd week in fiscal 2020 contributed 2 percentage points of net sales decline in fiscal 2021, reflecting 2 percentage points of decline from volume.

The components of North America Retail organic net sales growth are shown in the following table:

	Fiscal 2021 vs. 2020 Percentage Change
Contributions from organic volume growth (a)	3	pts
Organic net price realization and mix	1	pt
Organic net sales growth	4	pts
Foreign currency exchange	Flat
53rd week	(2)	pts
Net sales growth	2	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 4 percent in fiscal 2021 compared to fiscal 2020, primarily driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Net sales for our North America Retail operating units are shown in the following table:

In Millions	Fiscal 2021	Fiscal 2021 vs. 2020 Percentage Change	Fiscal 2020
U.S. Meals & Baking	$4,611.6	5%	$4,408.5
U.S. Cereal	2,455.2	1%	2,434.1
U.S. Snacks	2,048.3	(2)%	2,091.9
Canada (a)	953.2	6%	897.0
U.S. Yogurt and other	927.1	1%	919.0
Total	$10,995.4	2%	$10,750.5

(a) On a constant currency basis, Canada operating unit net sales increased 3 percent in fiscal 2021. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.

Segment operating profit of $2,623 million in fiscal 2021 essentially matched fiscal 2020 levels, as higher input costs were offset by favorable net price realization and mix and an increase in contributions from volume growth. Segment operating profit was flat on a constant-currency basis in fiscal 2021 compared to fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

Europe & Australia net sales were as follows:

	Fiscal 2021	Fiscal 2021 vs. 2020 Percentage Change		Fiscal 2020
Net sales (in millions)	$1,981.5	8%		$1,838.9
Contributions from volume growth (a)		(3)	pts
Net price realization and mix		3	pts
Foreign currency exchange		7	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 8 percent increase in Europe & Australia net sales in fiscal 2021 was primarily driven by favorable foreign currency exchange and favorable net price realization and mix, partially offset by a decrease in contributions from volume growth. The 53rd week in fiscal 2020 contributed 2 percentage points of net sales decline in fiscal 2021, reflecting 2 percentage points of decline from volume.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Fiscal 2021 vs. 2020 Percentage Change
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	4	pts
Organic net sales growth	3	pts
Foreign currency exchange	7	pts
Divestiture	(1)	pt
53rd week	(2)	pts
Net sales growth	8	pts

Note: Table may not foot due to rounding

(a) Measured in tons based on the stated weight of our product shipments.

The 3 percent increase in Europe & Australia organic net sales growth in fiscal 2021 was primarily driven by favorable organic net price realization and mix.

Segment operating profit increased 33 percent to $151 million in fiscal 2021 compared to $114 million in 2020, primarily driven by favorable net price realization and mix, partially offset by higher input costs. Segment operating profit increased 24 percent on a constant-currency basis in fiscal 2021 compared to fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

Convenience Stores & Foodservice net sales were as follows:

	Fiscal 2021	Fiscal 2021 vs. 2020 Percentage Change	Fiscal 2020
Net sales (in millions)	$1,742.4	(4)%	$1,816.4
Contributions from volume growth (a)		(4) pts
Net price realization and mix		Flat

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales decreased 4 percent in fiscal 2021 primarily driven by a decrease in contributions from volume growth. The 53rd week in fiscal 2020 contributed 1 percentage point of net sales decline in fiscal 2021, reflecting 1 percentage point of decline from volume.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Fiscal 2021 vs. 2020 Percentage Change
Contributions from organic volume growth (a)	(2)	pts
Organic net price realization and mix	(1)	pt
Organic net sales growth	(3)	pts
53rd week	(1)	pt
Net sales growth	(4)	pts

Note: Table may not foot due to rounding

(a) Measured in tons based on the standard weight of our product shipments

The 3 percent decrease in Convenience Stores & Foodservice organic net sales growth in fiscal 2021 was primarily driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.

Segment operating profit decreased 9 percent to $306 million in fiscal 2021, compared to $337 million in fiscal 2020, primarily driven by higher input costs, unfavorable net price realization and mix, and a decrease in contributions from volume growth.

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

Fiscal 2021 included 12 months of results. Fiscal 2020 included 13 months of Pet operating segment results as we changed the Pet operating segment’s reporting period from an April fiscal year end to a May fiscal year end to match our fiscal calendar.

Pet net sales were as follows:

	Fiscal 2021	Fiscal 2021 vs. 2020 Percentage Change		Fiscal 2020
Net sales (in millions)	$1,732.4	2%		$1,694.6
Contributions from volume growth (a)		2	pts
Net price realization and mix		Flat
Foreign currency exchange		Flat

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 2 percent in fiscal 2021 compared to fiscal 2020, primarily driven by an increase in contributions from volume growth.

The components of Pet organic net sales growth are shown in the following table:

	Fiscal 2021 vs. 2020 Percentage Change
Contributions from organic volume growth (a)	2	pts
Organic net price realization and mix	Flat
Organic net sales growth	2	pts
Foreign currency exchange	Flat
Net sales growth	2	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 2 percent increase in Pet organic net sales growth in fiscal 2021 was primarily driven by an increase in contributions from organic volume growth.

Pet operating profit increased 6 percent to $415 million in fiscal 2021, compared to $391 million in fiscal 2020, primarily driven by an increase in contributions from volume growth, lower SG&A expenses, and favorable net price realization and mix, partially offset by higher input costs. Segment operating profit increased 6 percent on a constant-currency basis in fiscal 2021 compared to fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

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

Asia & Latin America net sales were as follows:

	Fiscal 2021	Fiscal 2021 vs. 2020 Percentage Change		Fiscal 2020
Net sales (in millions)	$1,675.3	10%		$1,526.2
Contributions from volume growth (a)		10	pts
Net price realization and mix		4	pts
Foreign currency exchange		(4)	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 10 percent in fiscal 2021 compared to fiscal 2020, primarily driven by an increase in contributions from volume growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange. The 53rd week in fiscal 2020 contributed 2 percentage points of net sales decline in fiscal 2021, reflecting 2 percentage points of decline in volume.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Fiscal 2021 vs. 2020 Percentage Change
Contributions from organic volume growth (a)	12	pts
Organic net price realization and mix	3	pts
Organic net sales growth	15	pts
Foreign currency exchange	(4)	pts
53rd week	(2)	pts
Net sales growth	10	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

The 15 percent increase in Asia & Latin America organic net sales in fiscal 2021 was primarily driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Segment operating profit increased $67 million to $86 million in fiscal 2021, compared to $19 million in fiscal 2020, primarily driven by favorable net price realization and mix, an increase in contributions from volume growth, and favorable foreign currency exchange, partially offset by higher input costs.

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

In fiscal 2021, unallocated corporate expense decreased $297 million to $212 million compared to $509 million last year. In fiscal 2021, we recorded a $139 million net decrease in expense related to mark-to-market valuation of certain commodity positions and grain inventories, compared to a $25 million net increase in expense in the prior year. In addition, we recorded $2 million of restructuring charges in cost of sales in fiscal 2021, compared to $26 million of restructuring charges and $2 million of restructuring initiative project-related costs in cost of sales in fiscal 2020. We also recorded a $4 million favorable adjustment related to a product recall in our international Green Giant business in fiscal 2021, compared to a $19 million charge in fiscal 2020. In fiscal 2021, we recorded $76 million of net gains related to valuation adjustments and the gain on sale of certain corporate investments, compared to $8 million of net losses related to valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020. In fiscal 2021, we recorded $10 million of transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business. In addition, we recorded a $9 million gain related to a Brazil indirect tax item in fiscal 2021.

IMPACT OF INFLATION

We experienced input cost inflation of 4 percent in fiscal 2021 and 4 percent in fiscal 2020, primarily on commodity inputs. We expect input cost inflation of approximately 7 percent in fiscal 2022. We attempt to minimize the effects of inflation through HMM, strategic revenue management, planning, and operating practices. Our risk management practices are discussed in Item 7A of this report.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of our liquidity is cash flow from operations. Over the most recent two-year period, our operations have generated $6.6 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through dividends and share repurchases. We also use cash from operations to fund our capital expenditures and acquisitions. We typically use a combination of cash, notes payable, and long-term debt, and occasionally issue shares of common stock, to finance significant acquisitions. Our sources of liquidity were not materially impacted from the COVID-19 pandemic.

As of May 30, 2021, we had $687 million of cash and cash equivalents held in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. We may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

Cash Flows from Operations

	Fiscal Year
In Millions	2021	2020
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,346.0	$2,210.8
Depreciation and amortization	601.3	594.7
After-tax earnings from joint ventures	(117.7)	(91.1)
Distributions of earnings from joint ventures	95.2	76.5
Stock-based compensation	89.9	94.9
Deferred income taxes	118.8	(29.6)
Pension and other postretirement benefit plan contributions	(33.4)	(31.1)
Pension and other postretirement benefit plan costs	(33.6)	(32.3)
Divestiture loss	53.5	-
Restructuring, impairment, and other exit costs	150.9	43.6
Changes in current assets and liabilities, excluding the effects of divestiture	(155.9)	793.9
Other, net	(131.8)	45.9
Net cash provided by operating activities	$2,983.2	$3,676.2

During fiscal 2021, cash provided by operations was $2,983 million compared to $3,676 million in the same period last year. The $693 million decrease was primarily driven by a $950 million change in current assets and liabilities, partially offset by a $148 million change in deferred income taxes and a $135 million increase in net earnings. The $950 million change in current assets and liabilities was primarily driven by a $458 million change in inventory balances and a $296 million change in other current liabilities, primarily driven by changes in income taxes payable, incentive accruals, and trade and advertising accruals.

We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2021, core working capital increased 6 percent, compared to a net sales increase of 3 percent. As of May 30, 2021, our core working capital balance was a net liability of $194 million compared to a net liability of $206 million in fiscal 2020. The $12 million change was primarily due to lower inventory balances in fiscal 2020 driven by the surge in at-home demand at the outset of the pandemic, partially offset by an increase in accounts payable in fiscal 2021 due to increased costs incurred to service demand. In fiscal 2020, core working capital decreased $591 million, compared to a net sales increase of 5 percent.

Cash Flows from Investing Activities

	Fiscal Year
In Millions	2021	2020
Purchases of land, buildings, and equipment	$(530.8)	$(460.8)
Investments in affiliates, net	15.5	(48.0)
Proceeds from disposal of land, buildings, and equipment	2.7	1.7
Proceeds from divestiture	2.9	-
Other, net	(3.1)	20.9
Net cash used by investing activities	$(512.8)	$(486.2)

In fiscal 2021, we used $513 million of cash through investing activities compared to $486 million in fiscal 2020. We invested $531 million in land, buildings, and equipment in fiscal 2021, an increase of $70 million from fiscal 2020.

We expect capital expenditures to be approximately 3.5 percent of reported net sales in fiscal 2022. These expenditures will fund initiatives that are expected to fuel growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2021	2020
Change in notes payable	$71.7	$(1,158.6)
Issuance of long-term debt	1,576.5	1,638.1
Payment of long-term debt	(2,609.0)	(1,396.7)
Debt exchange participation incentive cash payment	(201.4)	-
Proceeds from common stock issued on exercised options	74.3	263.4
Purchases of common stock for treasury	(301.4)	(3.4)
Dividends paid	(1,246.4)	(1,195.8)
Distributions to redeemable and noncontrolling interest holders	(48.9)	(72.5)
Other, net	(30.9)	(16.0)
Net cash used by financing activities	$(2,715.5)	$(1,941.5)

Financing activities used $2.7 billion of cash in fiscal 2021 compared to $1.9 billion in fiscal 2020. We had $961 million of net debt repayments in fiscal 2021 compared to $917 million of net debt repayments in fiscal 2020. In addition, we paid a participation incentive of $201 million related to a debt exchange in fiscal 2021. For more information on our debt issuances and payments, please refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.

During fiscal 2021, we received $74 million of net proceeds from common stock issued on exercised options compared to $263 million in fiscal 2020.

During fiscal 2021, we repurchased 5 million shares of our common stock for $301 million. Share repurchases in fiscal 2020 were insignificant.

Dividends paid in fiscal 2021 totaled $1,246 million, or $2.02 per share. Dividends paid in fiscal 2020 totaled $1,196 million, or $1.96 per share.

Selected Cash Flows from Joint Ventures

Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
Inflow (Outflow), in Millions	2021	2020
Investments in affiliates, net	$15.5	$(48.0)
Dividends received	95.2	76.5

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 30, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.6	0.4
Total committed and uncommitted credit facilities	$3.5	$0.4

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

We have material contractual obligations that arise in the normal course of business and we believe that cash flows from operations will be adequate to meet our liquidity and capital needs for at least the next 12 months.

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of May 30, 2021, we were in compliance with all of these covenants.

We have $2,464 million of long-term debt maturing in the next 12 months that is classified as current, including €200 million of 2.2 percent fixed-rate notes due June 2021, €500 million of 0.0 percent fixed-rate notes due August 2021, €500 million of 0.0 percent fixed-rate notes due November 2021, and $1 billion of 3.15 percent fixed-rate notes due December 2021. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

As of May 30, 2021, our total debt, including the impact of derivative instruments designated as hedges, was 88 percent in fixed-rate and 12 percent in floating-rate instruments, compared to 87 percent in fixed-rate and 13 percent in floating-rate instruments on May 31, 2020.

Our net debt to operating cash flow ratio increased to 3.7 in fiscal 2021 from 3.2 in fiscal 2020, primarily driven by a decrease in cash provided by operations. Our net debt-to-adjusted EBITDA ratio declined to 2.9 in fiscal 2021 from 3.2 in fiscal 2020 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. These euro- and Canadian dollar-denominated interests are reported in U.S. dollars on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of May 30, 2021, the redemption value of the redeemable interest was $605 million which approximates its fair value.

In March 2021, we entered into a non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business to Sodiaal. As part of the proposed transaction, we would obtain Sodiaal’s 49 percent ownership interest in our Canadian yogurt business, making the Canadian yogurt business a wholly owned subsidiary. The proposed transaction would be anticipated to close in fiscal 2022, subject to labor consultations, regulatory filings, and other customary closing conditions.

The third-party holder of the General Mills Cereals, LLC (GMC) Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $252 million). On June 1, 2021, the floating preferred return rate on GMC’s Class A Interests was reset to the sum of three-month LIBOR plus 160 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

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

CRITICAL ACCOUNTING ESTIMATES

For a complete description of our significant accounting policies, please see Note 2 to the Consolidated Financial Statements in Item 8 of this report. Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans.

Considerations related to the COVID-19 pandemic

The continuing impact that the recent COVID-19 pandemic will have on our consolidated results of operations is uncertain. We saw increased orders from retail customers across all geographies in response to increased consumer demand for food at home. We also experienced a COVID-19-related decrease in consumer traffic in away-from-home food outlets. In fiscal 2022, we expect at-home food demand will decline year over year across most of our core markets though will remain above pre-pandemic levels. Conversely, we expect away-from home food demand to continue to recover, though not fully to pre-pandemic levels. We expect one of the largest factors impacting our performance will be relative balance of at-home versus away-from-home consumer food demand, primarily driven by the level of virus control in markets around the world, which remains uncertain. We have considered the potential impacts of the COVID-19 pandemic in our significant accounting estimates as of May 30, 2021, and will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

Revenue Recognition

Our revenues are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption and other reductions to the transaction price, including estimated allowances for returns, unsalable product, and prompt pay discounts. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between the estimated and actual reduction to the transaction price are recognized as a change in estimate in a subsequent period. Our accrued trade and coupon promotion liabilities were $508 million as of May 30, 2021, and $471 million as of May 31, 2020. Because these amounts are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.

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

As of May 30, 2021, we had $21 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value and that those intangibles will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in material impairment losses and amortization expense. We performed our fiscal 2021 assessment of our intangible assets as of the first day of the second quarter of fiscal 2021, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values.

While having significant coverage as of our fiscal 2021 assessment date, the Europe & Australia reporting unit and the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

Redeemable Interest

The significant assumptions used to estimate the redemption value of the redeemable interest include projected revenue growth and profitability from our long-range plan, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. As of May 30, 2021, the redemption value of the redeemable interest was $605 million.

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2021		2020		2019
Estimated fair values of stock options granted	$8.03		$7.10		$5.35
Assumptions:
Risk-free interest rate	0.7%		2.0%		2.9%
Expected term	8.5	years	8.5	years	8.5	years
Expected volatility	19.5%		17.4%		16.3%
Dividend yield	3.3%		3.6%		4.3%

The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. An increase in the expected term by 1 year, leaving all other assumptions constant, would increase the grant date fair value by less than 1 percent. If all other assumptions are held constant, a one percentage point increase in our fiscal 2021 volatility assumption would increase the grant date fair value of our fiscal 2021 option awards by 7 percent.

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

Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 11.4 percent, 10.8 percent, 9.3 percent, 8.0 percent, and 8.3 percent for the 1, 5, 10, 15, and 20 year periods ended May 30, 2021.

On a weighted-average basis, the expected rate of return for all defined benefit plans was 5.72 percent for fiscal 2021, 6.95 percent for fiscal 2020, and 7.25 percent for fiscal 2019. For fiscal 2022, we increased our weighted-average expected rate of return on plan assets for our principal defined benefit pension and other postretirement plans in the United States to 5.96 percent due to expected long-term asset returns.

Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $72 million for fiscal 2022. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.

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

Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Effective rate for fiscal 2022 service costs	3.53%	3.34%	2.46%
Effective rate for fiscal 2022 interest costs	2.42%	2.08%	1.48%
Obligations as of May 31, 2021	3.17%	3.03%	2.04%
Effective rate for fiscal 2021 service costs	3.59%	3.44%	2.54%
Effective rate for fiscal 2021 interest costs	2.54%	2.32%	1.41%
Obligations as of May 31, 2020	3.20%	3.02%	1.85%
Effective rate for fiscal 2020 service costs	4.19%	4.04%	3.51%
Effective rate for fiscal 2020 interest costs	3.47%	3.28%	2.84%

Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2022 by approximately $54 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

Health Care Cost Trend Rates

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 6.3 percent for retirees age 65 and over and 6.0 percent for retirees under age 65 at the end of fiscal 2021. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

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

Financial Statement Impact

In fiscal 2021, we recorded net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense of $4 million compared to $2 million of income in fiscal 2020 and $24 million of expense in fiscal 2019. As of May 30, 2021, we had cumulative unrecognized actuarial net losses of $2 billion on our defined benefit pension plans and cumulative unrecognized actuarial net gains of $179 million on our postretirement and postemployment benefit plans, mainly as the result of liability increases from lower interest rates, partially offset by recent increases in the values of plan assets. These unrecognized actuarial net losses will result in increases in our future pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Fiscal Year
	2021	2020	Change
Operating profit as reported	$3,144.8	$2,953.9	6%
Restructuring charges (a)	172.7	50.2
Project-related costs (a)	-	1.5
Mark-to-market effects (b)	(138.8)	24.7
Investment activity, net (c)	(76.4)	8.4
Divestiture loss (d)	53.5	-
Transaction costs (e)	9.5	-
Non-income tax gain (f)	(8.8)	-
Product recall adjustment, net (g)	(3.5)	19.3
Adjusted operating profit	$3,153.2	$3,058.0	3%
Foreign currency exchange impact			1	pt
Adjusted operating profit growth, on a constant-currency basis			2%

Note: Table may not foot due to rounding.

(a) Restructuring charges related to actions designed to better align our organizational structure and resources with strategic initiatives, Asia & Latin America route-to-market and supply chain optimization actions, and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(b) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(c) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(d) Divestiture loss from the sale of our Laticínios Carolina business in Brazil. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(e) Transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and transaction costs related to our planned acquisition of Tyson Foods’ pet treats business.

(f) Gain related to Brazil indirect tax item.

(g) Net product recall adjustment related to our international Green Giant business in fiscal 2021. Product recall costs related to our international Green Giant business in fiscal 2020.

Adjusted Diluted EPS and Related Constant-currency Growth Rate

This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2021	2020	2021 vs. 2020 Change
Diluted earnings per share, as reported	$3.78	$3.56	6%
Restructuring charges (a)	0.22	0.06
Mark-to-market effects (b)	(0.17)	0.03
Investment activity, net (c)	(0.10)	-
Divestiture loss (d)	0.04	-
Tax items (e)	0.02	(0.09)
Transaction costs (f)	0.01	-
Non-income tax gain (g)	(0.01)	-
Product recall (h)	-	0.03
CPW restructuring charges (i)	-	0.01
Adjusted diluted earnings per share	$3.79	$3.61	5%
Foreign currency exchange impact			1	pt
Adjusted diluted earnings per share growth, on a constant-currency basis			4%

Note: Table may not foot due to rounding.

(a) Restructuring charges related to actions designed to better align our organizational structure and resources with strategic initiatives, Asia & Latin America route-to-market and supply chain optimization actions, and previously announced restructuring actions in fiscal 2021. Restructuring charges for previously announced restructuring actions in fiscal 2020. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(b) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(c) Valuation adjustments and the gain on sale of certain corporate investments.

(d) Our 51 percent share of the divestiture loss from the sale of our Laticínios Carolina business in Brazil. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(e) Tax item related to amendments to reorganize certain U.S. retiree health and welfare benefit plans in fiscal 2021. Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries in fiscal 2020. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

(f) Transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business.

(g) Gain related to Brazil indirect tax item.

(h) Product recall costs related to our international Green Giant business in fiscal 2020.

(i) CPW restructuring charges related to previously announced restructuring actions.

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

Free Cash Flow Conversion Rate

We believe this measure provides useful information to investors because it is important for assessing our efficiency in converting earnings to cash and returning cash to shareholders. The calculation of free cash flow conversion rate and net cash provided by operating activities conversion rate, its equivalent GAAP measure, follows:

In Millions	Fiscal 2021
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$2,346.0
Restructuring charges, net of tax (a)	137.2
Mark-to-market effects, net of tax (b)	(106.9)
Investment activity, net, net of tax (c)	(60.8)
Divestiture loss, net of tax (d)	53.1
Tax item (e)	11.2
Transaction costs, net of tax (f)	7.2
Non-income tax gain, net of tax (g)	(5.8)
Product recall adjustment, net, net of tax (h)	(3.1)
CPW restructuring charges, net of tax (i)	1.9
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,380.1

Net cash provided by operating activities	2,983.2
Purchases of land, buildings, and equipment	(530.8)
Free cash flow	$2,452.4

Net cash provided by operating activities conversion rate	127%
Free cash flow conversion rate	103%

Note: Table may not foot due rounding.

(a) Restructuring charges related to actions designed to better align our organizational structure and resources with strategic initiatives, Asia & Latin America route-to-market and supply chain optimization actions, and previously announced restructuring actions. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(b) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(c) Valuation adjustments and the gain on sale of certain corporate investments.

(d) Divestiture loss from the sale of our Laticínios Carolina business in Brazil. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(e) Tax item related to amendments to reorganize certain U.S. retiree health and welfare benefit plans.

(f) Transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business.

(g) Gain related to Brazil indirect tax item.

(h) Net product recall adjustment related to our international Green Giant business.

(i) CPW restructuring charges related to previously announced restructuring actions.

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

The reconciliation of adjusted EBITDA to net earnings, including earnings attributable to redeemable and noncontrolling interests, its GAAP equivalent, as well as the calculation of the net debt-to-adjusted EBITDA ratio are as follows:

	Fiscal Year
In Millions	2021	2020
Total debt (a)	$12,612.0	$13,539.5
Cash	1,505.2	1,677.8
Net debt	$11,106.8	$11,861.7

Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported	$2,346.0	$2,210.8
Income taxes	629.1	480.5
Interest, net	420.3	466.5
Depreciation and amortization	601.3	594.7
EBITDA	3,996.8	3,752.5
After-tax earnings from joint ventures	(117.7)	(91.1)
Restructuring charges (b)	172.7	50.2
Project-related costs (b)	-	1.5
Mark-to-market effects (c)	(138.8)	24.7
Investment activity, net (d)	(76.4)	8.4
Divestiture loss (e)	53.5	-
Transaction costs (f)	9.5	-
Non-income tax gain (g)	(8.8)	-
Product recall adjustment, net (h)	(3.5)	19.3
Adjusted EBITDA	$3,887.4	$3,765.6

Net debt-to-adjusted EBITDA ratio	2.9	3.2

Note: Table may not foot due to rounding.

(a) Notes payable and long-term debt, including current portion.

(b) Restructuring charges related to actions designed to better align our organizational structure and resources with strategic initiatives, Asia & Latin America route-to-market and supply chain optimization actions, and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(c) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(d) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(e) Divestiture loss from the sale of our Laticínios Carolina business in Brazil. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(f) Transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business.

(g) Gain related to Brazil indirect tax item.

(h) Net product recall adjustment related to our international Green Giant business in fiscal 2021. Product recall costs related to our international Green Giant business in fiscal 2020.

Adjusted Operating Profit as a Percent of Net Sales (Adjusted Operating Profit Margin)

We believe this measure provides useful information to investors because it is important for assessing our operating profit margin on a comparable year-to-year basis.

Our adjusted operating profit margins are calculated as follows:

	Fiscal Year
Percent of Net Sales	2021		2020
Operating profit as reported	$3,144.8	17.3%	$2,953.9	16.8%
Restructuring charges (a)	172.7	1.0%	50.2	0.3%
Project-related costs (a)	-	-%	1.5	-%
Mark-to-market effects (b)	(138.8)	(0.8)%	24.7	0.1%
Investment activity, net (c)	(76.4)	(0.4)%	8.4	-%
Divestiture loss (d)	53.5	0.3%	-	-%
Transaction costs (e)	9.5	0.1%	-	-%
Non-income tax gain (f)	(8.8)	-%	-	-%
Product recall adjustment, net (g)	(3.5)	-%	19.3	0.1%
Adjusted operating profit	$3,153.2	17.4%	$3,058.0	17.3%

Note: Table may not foot due to rounding.

(a) Restructuring charges related to actions designed to better align our organizational structure and resources with strategic initiatives, Asia & Latin America route-to-market and supply chain optimization actions, and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(b) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(c) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(d) Divestiture loss from the sale of our Laticínios Carolina business in Brazil. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(e) Transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business.

(f) Gain related to Brazil indirect tax item.

(g) Net product recall adjustment related to our international Green Giant business in fiscal 2021. Product recall costs related to our international Green Giant business in fiscal 2020.

Adjusted Effective Income Tax Rates

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Fiscal Year Ended
	2021		2020
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$2,857.4	$629.1	$2,600.2	$480.5
Restructuring charges (b)	172.7	35.5	50.2	11.2
Project-related costs (b)	-	-	1.5	0.3
Mark-to-market effects (c)	(138.8)	(31.9)	24.7	5.7
Investment activity, net (d)	(76.4)	(15.6)	8.4	5.4
Divestiture loss (e)	53.5	0.4	-	-
Tax items (f)	-	(11.2)	-	53.1
Transaction costs (g)	9.5	2.3	-	-
Non-income tax gain (h)	(8.8)	(3.0)	-	-
Product recall adjustment, net (i)	(3.5)	(0.4)	19.3	2.2
As adjusted	$2,865.7	$605.2	$2,704.3	$558.5
Effective tax rate:
As reported		22.0%		18.5%
As adjusted		21.1%		20.7%
Sum of adjustments to income taxes		($24.0)		$78.0
Average number of common shares - diluted EPS		619.1		613.3
Impact of income tax adjustments on adjusted diluted EPS		$0.04		$(0.13)

Note: Table may not foot due to rounding.

(a) Earnings before income taxes and after-tax earnings from joint ventures.

(b) Restructuring charges related to actions designed to better align our organizational structure and resources with strategic initiatives, Asia & Latin America route-to-market and supply chain optimization actions, and previously announced restructuring actions in fiscal 2021. Restructuring and project-related charges for previously announced restructuring actions in fiscal 2020. Please see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

(c) Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

(d) Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2021. Valuation adjustments and the loss on sale of certain corporate investments in fiscal 2020.

(e) Divestiture loss from the sale of our Laticínios Carolina business in Brazil. Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

(f) Tax item related to amendments to reorganize certain U.S. retiree health and welfare benefit plans in fiscal 2021. Discrete tax benefit related to the reorganization of certain wholly owned subsidiaries in fiscal 2020. Please see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

(g) Transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business.

(h) Gain related to Brazil indirect tax item.

(i) Net product recall adjustment related to our international Green Giant business in fiscal 2021. Product recall costs related to our international Green Giant business in fiscal 2020.

Constant-currency After-Tax Earnings from Joint Ventures Growth Rate

We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rate on a constant-currency basis are calculated as follows:

	Fiscal 2021
Percentage change in after-tax earnings from joint ventures as reported	29%
Impact of foreign currency exchange	3	pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis	26%
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

Net sales growth rate for our Canada operating unit on a constant-currency basis is calculated as follows:

	Fiscal 2021
Percentage change in net sales as reported	6%
Impact of foreign currency exchange	4	pts
Percentage change in net sales on a constant-currency basis	3%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal 2021
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	Flat	Flat		Flat
Europe & Australia	33%	9	pts	24%
Pet	6%	Flat		6%
Note: Table may not foot due to rounding.

Forward-Looking Financial Measures

Our fiscal 2022 outlook for organic net sales growth, constant-currency adjusted operating profit, adjusted diluted EPS, and free cash flow are non-GAAP financial measures that exclude, or have otherwise been adjusted for, items impacting comparability, including the effect of foreign currency exchange rate fluctuations, restructuring charges and project-related costs, acquisition transaction and integration costs, acquisitions, divestitures, and mark-to-market effects. We are not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the actual impact of changes in foreign currency exchange rates and commodity prices or the timing or impact of acquisitions, divestitures, and restructuring actions throughout fiscal 2022. The unavailable information could have a significant impact on our fiscal 2022 GAAP financial results.

For fiscal 2022, we currently expect: foreign currency exchange rates (based on a blend of forward and forecasted rates and hedge positions) and divestitures completed prior to fiscal 2022 to have an immaterial impact on net sales growth; foreign currency exchange rates to have an immaterial impact on adjusted operating profit and adjusted diluted EPS growth; and restructuring charges and project-related costs related to actions previously announced to total approximately $10 million to $60 million. Our fiscal 2022 guidance does not incorporate the potential impacts of any acquisitions and divestitures that have not yet been completed.

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

Our future results could be affected by a variety of factors, such as: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of the COVID-19 pandemic; competitive dynamics in the consumer foods industry and the markets for our products, including new product introductions, advertising activities, pricing actions, and promotional activities of our competitors; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; product development and innovation; consumer acceptance of new products and product improvements; consumer reaction to pricing actions and changes in promotion levels; acquisitions or dispositions of businesses or assets, changes in capital structure; changes in the legal and regulatory environment, including tax legislation, labeling and advertising regulations, and litigation; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; changes in accounting standards and the impact of significant accounting estimates; product quality and safety issues, including recalls and product liability; changes in consumer demand for our products; effectiveness of advertising, marketing, and promotional programs; changes in consumer behavior, trends, and preferences, including weight loss trends; consumer perception of health-related issues, including obesity; consolidation in the retail environment; changes in purchasing and inventory levels of significant customers; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, energy, and transportation; effectiveness of restructuring and cost saving initiatives; volatility in the market value of derivatives used to manage price risk for certain commodities; benefit plan expenses due to changes in plan asset values and discount rates used to determine plan liabilities; failure or breach of our information technology systems; foreign economic conditions, including currency rate fluctuations; and political unrest in foreign markets and economic uncertainty due to terrorism or war.

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

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk stemming from changes in interest and foreign exchange rates and commodity and equity prices. Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments. For information on interest rate, foreign exchange, commodity price, and equity instrument risk, please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

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

The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 30, 2021.

In Millions	May 30, 2021	Average During Fiscal 2021	May 31, 2020
Interest rate instruments	$37.4	$64.1	$78.8
Foreign currency instruments	25.6	26.7	19.3
Commodity instruments	4.2	4.5	2.6
Equity instruments	2.8	4.3	5.0

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

The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2022.

/s/ J. L. Harmening/s/ K. A. Bruce

J. L. HarmeningK. A. Bruce

Chief Executive OfficerChief Financial Officer

June 30, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
General Mills, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries (the Company) as of May 30, 2021 and May 31, 2020, the related consolidated statements of earnings, comprehensive income, total equity and redeemable interest, and cash flows for each of the years in the three-year period ended May 30, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 30, 2021 and May 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended May 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of May 27, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of goodwill and brand intangible assets

As discussed in Note 6 to the consolidated financial statements, the goodwill and brands and other indefinite-lived intangibles balances as of May 30, 2021 were $14,062.4 million and $6,628.1 million, respectively. The impairment tests for these assets, which are performed annually and whenever events or changes in circumstances indicate that impairment may have occurred, require the Company to estimate the fair value of the reporting units to which goodwill is assigned as well as the brands and other indefinite-lived intangible assets. The fair value estimates are derived from discounted cash flow analyses that require the Company to make judgments about highly subjective matters, including future operating results, including revenue growth rates and operating margins, and an estimate of the discount rates and royalty rates.

We identified the assessment of the valuation of certain goodwill and brand intangible assets as a critical audit matter. There was a significant degree of judgment required in evaluating audit evidence, which consists primarily of forward-looking assumptions about future operating results, specifically the revenue growth rates and operating margins, royalty rates and subjective inputs used to estimate the discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the valuation of goodwill and brand intangible assets. This included controls related to the assumptions about future operating results and the discount and royalty rates used to measure the reporting units and brands intangible fair values. We performed sensitivity analyses over the revenue growth rates, operating margins, brand royalty rates and discount rates to assess the impact of other points within a range of potential assumptions. We evaluated the revenue growth rates and operating margin assumptions by comparing them to recent financial performance and external market and industry data. We evaluated whether these assumptions were consistent with evidence obtained in other areas of the audit. We involved professionals with specialized skills and knowledge, who assisted in the evaluation of the Company’s discount rates and royalty rates by comparing them against rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.

Minneapolis, Minnesota

June 30, 2021

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2021	2020	2019
Net sales	$18,127.0	$17,626.6	$16,865.2
Cost of sales	11,678.7	11,496.7	11,108.4
Selling, general, and administrative expenses	3,079.6	3,151.6	2,935.8
Divestitures loss	53.5	-	30.0
Restructuring, impairment, and other exit costs	170.4	24.4	275.1
Operating profit	3,144.8	2,953.9	2,515.9
Benefit plan non-service income	(132.9)	(112.8)	(87.9)
Interest, net	420.3	466.5	521.8
Earnings before income taxes and after-tax earnings from joint ventures	2,857.4	2,600.2	2,082.0
Income taxes	629.1	480.5	367.8
After-tax earnings from joint ventures	117.7	91.1	72.0
Net earnings, including earnings attributable to redeemable and noncontrolling interests	2,346.0	2,210.8	1,786.2
Net earnings attributable to redeemable and noncontrolling interests	6.2	29.6	33.5
Net earnings attributable to General Mills	$2,339.8	$2,181.2	$1,752.7
Earnings per share — basic	$3.81	$3.59	$2.92
Earnings per share — diluted	$3.78	$3.56	$2.90
Dividends per share	$2.02	$1.96	$1.96

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2021	2020	2019
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,346.0	$2,210.8	$1,786.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	175.1	(169.1)	(82.8)
Net actuarial income (loss)	353.4	(224.6)	(253.4)
Other fair value changes:
Hedge derivatives	(20.7)	3.2	12.1
Reclassification to earnings:
Securities	-	-	(2.0)
Hedge derivatives	13.5	4.1	0.9
Amortization of losses and prior service costs	78.9	77.9	84.6
Other comprehensive income (loss), net of tax	600.2	(308.5)	(240.6)
Total comprehensive income	2,946.2	1,902.3	1,545.6
Comprehensive income (loss) attributable to redeemable and noncontrolling interests	121.2	10.1	(10.7)
Comprehensive income attributable to General Mills	$2,825.0	$1,892.2	$1,556.3

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	May 30, 2021	May 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,505.2	$1,677.8
Receivables	1,638.5	1,615.1
Inventories	1,820.5	1,426.3
Prepaid expenses and other current assets	790.3	402.1
Total current assets	5,754.5	5,121.3
Land, buildings, and equipment	3,606.8	3,580.6
Goodwill	14,062.4	13,923.2
Other intangible assets	7,150.6	7,095.8
Other assets	1,267.6	1,085.8
Total assets	$31,841.9	$30,806.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,653.5	$3,247.7
Current portion of long-term debt	2,463.8	2,331.5
Notes payable	361.3	279.0
Other current liabilities	1,787.2	1,633.3
Total current liabilities	8,265.8	7,491.5
Long-term debt	9,786.9	10,929.0
Deferred income taxes	2,118.4	1,947.1
Other liabilities	1,292.7	1,545.0
Total liabilities	21,463.8	21,912.6
Redeemable interest	604.9	544.6
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,365.5	1,348.6
Retained earnings	17,069.8	15,982.1
Common stock in treasury, at cost, shares of 146.9 and 144.8	(6,611.2)	(6,433.3)
Accumulated other comprehensive loss	(2,429.2)	(2,914.4)
Total stockholders' equity	9,470.4	8,058.5
Noncontrolling interests	302.8	291.0
Total equity	9,773.2	8,349.5
Total liabilities and equity	$31,841.9	$30,806.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Total equity, beginning balance		$8,349.5		$7,367.7		$6,492.4
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,348.6		1,386.7		1,202.5
Stock compensation plans		6.2		(12.1)		(96.4)
Unearned compensation related to stock unit awards		(78.0)		(85.7)		(71.3)
Earned compensation		88.5		92.8		82.8
Decrease (increase) in redemption value of redeemable interest		0.2		(33.1)		269.1
Ending balance		1,365.5		1,348.6		1,386.7
Retained earnings:
Beginning balance		15,982.1		14,996.7		14,459.6
Comprehensive income		2,339.8		2,181.2		1,752.7
Cash dividends declared ($2.02, $1.96, and $1.96 per share)		(1,246.4)		(1,195.8)		(1,181.7)
Adoption of revenue recognition accounting requirements		-		-		(33.9)
Adoption of current expected credit loss accounting requirements		(5.7)		-		-
Ending balance		17,069.8		15,982.1		14,996.7
Common stock in treasury:
Beginning balance	(144.8)	(6,433.3)	(152.7)	(6,779.0)	(161.5)	(7,167.5)
Shares purchased	(5.0)	(301.4)	(0.1)	(3.4)	-	(1.1)
Stock compensation plans	2.9	123.5	8.0	349.1	8.8	389.6
Ending balance	(146.9)	(6,611.2)	(144.8)	(6,433.3)	(152.7)	(6,779.0)
Accumulated other comprehensive loss:
Beginning balance		(2,914.4)		(2,625.4)		(2,429.0)
Comprehensive income (loss)		485.2		(289.0)		(196.4)
Ending balance		(2,429.2)		(2,914.4)		(2,625.4)
Noncontrolling interests:
Beginning balance		291.0		313.2		351.3
Comprehensive income		38.0		10.3		0.4
Distributions to noncontrolling interest holders		(26.2)		(32.5)		(38.5)
Ending balance		302.8		291.0		313.2
Total equity, ending balance		$9,773.2		$8,349.5		$7,367.7
Redeemable interest:
Beginning balance		$544.6		$551.7		$776.2
Comprehensive income (loss)		83.2		(0.2)		(11.1)
Increase in investment in redeemable interest		-		-		55.7
(Decrease) increase in redemption value of redeemable interest		(0.2)		33.1		(269.1)
Distributions to redeemable interest holder		(22.7)		(40.0)		-
Ending balance		$604.9		$544.6		$551.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
	Fiscal Year
	2021	2020	2019
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$2,346.0	$2,210.8	$1,786.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	601.3	594.7	620.1
After-tax earnings from joint ventures	(117.7)	(91.1)	(72.0)
Distributions of earnings from joint ventures	95.2	76.5	86.7
Stock-based compensation	89.9	94.9	84.9
Deferred income taxes	118.8	(29.6)	93.5
Pension and other postretirement benefit plan contributions	(33.4)	(31.1)	(28.8)
Pension and other postretirement benefit plan costs	(33.6)	(32.3)	6.1
Divestitures loss	53.5	-	30.0
Restructuring, impairment, and other exit costs	150.9	43.6	235.7
Changes in current assets and liabilities, excluding the effects of divestitures	(155.9)	793.9	(7.5)
Other, net	(131.8)	45.9	(27.9)
Net cash provided by operating activities	2,983.2	3,676.2	2,807.0
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(530.8)	(460.8)	(537.6)
Investments in affiliates, net	15.5	(48.0)	0.1
Proceeds from disposal of land, buildings, and equipment	2.7	1.7	14.3
Proceeds from divestitures	2.9	-	26.4
Other, net	(3.1)	20.9	(59.7)
Net cash used by investing activities	(512.8)	(486.2)	(556.5)
Cash Flows - Financing Activities
Change in notes payable	71.7	(1,158.6)	(66.3)
Issuance of long-term debt	1,576.5	1,638.1	339.1
Payment of long-term debt	(2,609.0)	(1,396.7)	(1,493.8)
Debt exchange participation incentive cash payment	(201.4)	-	-
Proceeds from common stock issued on exercised options	74.3	263.4	241.4
Purchases of common stock for treasury	(301.4)	(3.4)	(1.1)
Dividends paid	(1,246.4)	(1,195.8)	(1,181.7)
Investments in redeemable interest	-	-	55.7
Distributions to noncontrolling and redeemable interest holders	(48.9)	(72.5)	(38.5)
Other, net	(30.9)	(16.0)	(31.2)
Net cash used by financing activities	(2,715.5)	(1,941.5)	(2,176.4)
Effect of exchange rate changes on cash and cash equivalents	72.5	(20.7)	(23.1)
(Decrease) increase in cash and cash equivalents	(172.6)	1,227.8	51.0
Cash and cash equivalents - beginning of year	1,677.8	450.0	399.0
Cash and cash equivalents - end of year	$1,505.2	$1,677.8	$450.0
Cash flow from changes in current assets and liabilities, excluding the effects of divestitures:
Receivables	$27.9	$37.9	$(42.7)
Inventories	(354.7)	103.1	53.7
Prepaid expenses and other current assets	(42.7)	94.2	(114.3)
Accounts payable	343.1	392.5	162.4
Other current liabilities	(129.5)	166.2	(66.6)
Changes in current assets and liabilities	$(155.9)	$793.9	$(7.5)
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

Our fiscal year ends on the last Sunday in May. Fiscal years 2021 and 2019 consisted of 52 weeks, while fiscal year 2020 consisted of 53 weeks.

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation. See Note 2 for additional information.

Change in Reporting Period

As part of a long-term plan to conform the fiscal year ends of all our operations, in fiscal 2020 we changed the reporting period of our Pet segment from an April fiscal year-end to a May fiscal year-end to match our fiscal calendar. Accordingly, our fiscal 2020 results include 13 months of Pet segment results compared to 12 months in fiscal 2021 and 2019. The impact of this change was not material to our consolidated results of operations and, therefore, we did not restate prior period financial statements for comparability. Our India business is on an April fiscal year end.

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

Land, Buildings, Equipment, and Depreciation

Land is recorded at historical cost. Buildings and equipment, including capitalized interest and internal engineering costs, are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Ordinary maintenance and repairs are charged to cost of sales. Buildings are usually depreciated over 40 years, and equipment, furniture, and software are usually depreciated over 3 to 10 years. Fully depreciated assets are retained in buildings and equipment until disposal. When an item is sold or retired, the accounts are relieved of its cost and related accumulated depreciation and the resulting gains and losses, if any, are recognized in earnings. As of May 30, 2021, assets held for sale were insignificant.

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

In the fourth quarter of fiscal 2020, we adopted new accounting requirements related to the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. The standard modifies specific disclosures to improve usefulness to financial statement users. We adopted the requirements of the new standard using a retrospective approach. The adoption of this guidance did not impact our results of operations or financial position.

In the first quarter of fiscal 2020, we adopted new accounting requirements for hedge accounting. The standard amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities and financial reporting. The new standard also simplifies the application of hedge accounting guidance. The adoption did not have a material impact on our results of operations or financial position.

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

In the first quarter of fiscal 2019, we adopted new accounting requirements related to the presentation of net periodic defined benefit pension expense, net periodic postretirement benefit expense, and net periodic postemployment benefit expense (collectively “net periodic benefit expense”). The new standard requires the service cost component of net periodic benefit expense to be recorded in the same line items as other employee compensation costs within our Consolidated Statements of Earnings. Other components of net periodic benefit expense must be presented separately outside of operating profit in our Consolidated Statements of Earnings. In addition, the new standard requires that only the service cost component of net periodic benefit expense is eligible for capitalization. The standard required retrospective adoption of the presentation of net periodic benefit expense and prospective application of the capitalization of the service cost component. The impact of the adoption of this standard on our results of operations was a decrease to our operating profit of $87.9 million and a corresponding increase to benefit plan non-service income of $87.9 million for fiscal 2019. There were no changes to our reported segment operating profit.

In the first quarter of fiscal 2019, we adopted new accounting requirements for the recognition of revenue from contracts with customers. Under the standard, we apply a principles-based five step model to recognize revenue upon the transfer of control of promised goods to customers and in an amount that reflects the consideration for which we expect to be entitled to in exchange for those goods. We did not identify any material differences resulting from applying the new requirements to our revenue contracts. Additionally, we did not identify any significant changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new guidance. We adopted the requirements of the standard and subsequent amendments to all contracts in the first quarter of fiscal 2019 using the cumulative effect approach. We recorded a $33.9 million cumulative effect adjustment net of income tax effects to the opening balance of fiscal 2019 retained earnings, a decrease to deferred income taxes of $11.4 million, and an increase to other current liabilities of $45.3 million related to the timing of recognition of certain promotional expenditures.

NOTE 3. Acquisition and DIVESTITURES

During the fourth quarter of fiscal 2021, we recorded a pre-tax loss of $53.5 million related to the sale of our Laticínios Carolina business in Brazil.

During the fourth quarter of fiscal 2021, we entered into a definitive agreement to acquire Tyson Foods’ pet treats business for $1.2 billion in cash. We expect to close on the acquisition in the first quarter of fiscal 2022. We intend to fund the acquisition with cash and short-term debt.

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

RESTRUCTURING INITIATIVES

We view our restructuring activities as actions that help us meet our long-term growth targets and are evaluated against internal rate of return and net present value targets. Each restructuring action normally takes one to two years to complete. At completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. These activities result in various restructuring costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Accelerated depreciation associated with restructured assets, as used in the context of our disclosures regarding restructuring activity, refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under an approved restructuring plan. Any impairment of the asset is recognized immediately in the period the plan is approved.

Charges recorded in fiscal 2021 were as follows:

Expense, in Millions
Global organizational structure and resource alignment	$157.3
Asia & Latin America route-to-market and supply chain optimization	13.0
Charges associated with restructuring actions previously announced	2.4
Total	$172.7

In fiscal 2021, we approved restructuring actions designed to better align our organizational structure and resources with strategic initiatives. We expect to incur approximately $170 million to $220 million of restructuring charges related to these global actions, of which approximately $130 million to $180 million will be cash. These charges are expected to consist primarily of severance and other benefits costs and other charges, including consulting and professional fees, contract termination costs, and fixed asset write-offs. We recognized $148.8 million of severance and other benefits costs and $8.5 million of other costs in fiscal 2021 related to these actions. We expect these actions to be completed by the end of fiscal 2023.

In fiscal 2021, we approved restructuring actions to leverage more efficient and effective route-to-market models and to optimize our supply chain in our Asia & Latin America segment. We expect to incur approximately $17 million of restructuring charges related to these actions, of which approximately $10 million will be cash. These charges are expected to consist of approximately $9 million of severance and $8 million of other costs, primarily asset write-offs. We recognized $8.8 million of severance and $4.2 million of other costs in fiscal 2021 related to these actions. We expect these actions to be completed by the end of the first quarter of fiscal 2022.

The charges associated with restructuring actions previously announced primarily relate to actions to drive efficiencies in targeted areas of our global supply chain. We expect these actions to be completed by the end of fiscal 2023.

Certain actions are subject to union negotiations and works counsel consultations, where required.

We paid net $21.8 million of cash related to restructuring actions in fiscal 2021. We paid net $6.6 million of cash in fiscal 2020.

In fiscal 2020, we did not undertake any new restructuring actions and recorded $50.2 million of restructuring charges for previously announced restructuring actions.

Charges recorded in fiscal 2019 were as follows:
Expense, in Millions
Targeted actions in global supply chain	$80.2
Charges associated with restructuring actions previously announced	(2.6)
Total	$77.6

Restructuring and impairment charges and project-related costs are classified in our Consolidated Statements of Earnings as follows:
	Fiscal Year
In Millions	2021	2020	2019
Restructuring, impairment, and other exit costs	$170.4	$24.4	$275.1
Cost of sales	2.3	25.8	9.9
Total restructuring and impairment charges	172.7	50.2	285.0
Project-related costs classified in cost of sales	$-	$1.5	$1.3

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Contract Termination	Other Exit Costs	Total
Reserve balance as of May 27, 2018	$66.0	$0.1	$0.7	$66.8
Fiscal 2019 charges, including foreign currency translation	7.7	2.5	1.4	11.6
Utilized in fiscal 2019	(37.2)	(2.6)	(2.1)	(41.9)
Reserve balance as of May 26, 2019	36.5	-	-	36.5
Fiscal 2020 charges, including foreign currency translation	(5.0)	0.8	1.7	(2.5)
Utilized in fiscal 2020	(13.7)	(0.8)	(1.7)	(16.2)
Reserve balance as of May 31, 2020	17.8	-	-	17.8
Fiscal 2021 charges, including foreign currency translation	142.3	0.3	1.3	143.9
Utilized in fiscal 2021	(12.8)	(0.1)	-	(12.9)
Reserve balance as of May 30, 2021	$147.3	$0.2	$1.3	$148.8

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

NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

We have a 50 percent interest in Cereal Partners Worldwide (CPW), which manufactures and markets ready-to-eat cereal products in more than 120 countries outside the United States and Canada. CPW also markets cereal bars in several European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom.

We also have a 50 percent interest in Häagen-Dazs Japan, Inc. (HDJ). This joint venture manufactures and markets Häagen-Dazs ice cream products and frozen novelties.

Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.

Joint venture related balance sheet activity is as follows:

In Millions	May 30, 2021	May 31, 2020
Cumulative investments	$486.2	$481.4
Goodwill and other intangibles	505.7	460.5
Aggregate advances included in cumulative investments	294.2	279.5

Joint venture earnings and cash flow activity is as follows:

	Fiscal Year
In Millions	2021	2020	2019
Sales to joint ventures	$6.7	$5.9	$4.2
Net (repayments) advances	(15.5)	48.0	(0.1)
Dividends received	95.2	76.5	86.7

Summary combined financial information for the joint ventures on a 100 percent basis is as follows:

	Fiscal Year
In Millions	2021	2020	2019
Net sales:
CPW	$1,766.8	$1,654.3	$1,647.7
HDJ	422.4	391.3	396.2
Total net sales	2,189.2	2,045.6	2,043.9
Gross margin	882.9	785.3	744.4
Earnings before income taxes	247.8	214.0	155.4
Earnings after income taxes	201.7	176.5	111.9

In Millions	May 30, 2021	May 31, 2020
Current assets	$877.4	$870.0
Noncurrent assets	927.2	781.4
Current liabilities	1,424.4	1,365.6
Noncurrent liabilities	142.2	104.2

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets are as follows:

In Millions	May 30, 2021	May 31, 2020
Goodwill	$14,062.4	$13,923.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,628.1	6,561.4
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	823.4	777.8
Less accumulated amortization	(300.9)	(243.4)
Intangible assets subject to amortization	522.5	534.4
Other intangible assets	7,150.6	7,095.8
Total	$21,213.0	$21,019.0

Based on the carrying value of finite-lived intangible assets as of May 30, 2021, amortization expense for each of the next five fiscal years is estimated to be approximately $40 million.

The changes in the carrying amount of goodwill for fiscal 2019, 2020, and 2021 are as follows:
In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 27, 2018	$6,410.6	$5,294.9	$918.8	$729.9	$285.0	$425.8	$14,065.0
Divestitures	-	-	-	-	(0.5)	-	(0.5)
Purchase accounting adjustment	-	5.6	-	-	-	-	5.6
Other activity, primarily foreign currency translation	(4.1)	-	-	(29.5)	(24.3)	(16.4)	(74.3)
Balance as of May 26, 2019	6,406.5	5,300.5	918.8	700.4	260.2	409.4	13,995.8
Other activity, primarily foreign currency translation	(2.8)	-	-	(9.7)	(56.4)	(3.7)	(72.6)
Balance as of May 31, 2020	6,403.7	5,300.5	918.8	690.7	203.8	405.7	13,923.2
Divestiture	-	-	-	-	(1.2)	-	(1.2)
Other activity, primarily foreign currency translation	15.6	-	-	74.8	10.1	39.9	140.4
Balance as of May 30, 2021	$6,419.3	$5,300.5	$918.8	$765.5	$212.7	$445.6	$14,062.4

The changes in the carrying amount of other intangible assets for fiscal 2019, 2020, and 2021 are as follows:

In Millions	Total
Balance as of May 27, 2018	$7,445.1
Impairment charge	(192.6)
Other activity, primarily amortization and foreign currency translation	(85.7)
Balance as of May 26, 2019	7,166.8
Other activity, primarily amortization and foreign currency translation	(71.0)
Balance as of May 31, 2020	7,095.8
Divestiture	(5.3)
Other activity, primarily amortization and foreign currency translation	60.1
Balance as of May 30, 2021	$7,150.6

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

We did not identify any indicators of impairment for any goodwill or indefinite-lived intangible assets as of May 30, 2021.

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

Components of our lease cost are as follows:

	Fiscal Year
In Millions	2021	2020
Operating lease cost	$132.7	$133.5
Variable lease cost	21.8	14.4
Short-term lease cost	15.4	23.3

Rent expense under all operating leases from continuing operations was $184.9 million in fiscal 2019.

Maturities of our operating and finance lease obligations by fiscal year are as follows:
In Millions	Operating Leases	Finance Leases
Fiscal 2022	$123.3	$0.7
Fiscal 2023	103.5	0.7
Fiscal 2024	80.9	0.4
Fiscal 2025	50.2	-
Fiscal 2026	32.6	-
After fiscal 2026	36.7	-
Total noncancelable future lease obligations	$427.2	$1.8
Less: Interest	(32.8)	-
Present value of lease obligations	$394.4	$1.8

The lease payments presented in the table above exclude $87.8 million of minimum lease payments for operating leases we have committed to but have not yet commenced as of May 30, 2021.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:
	May 30, 2021		May 31, 2020
Weighted-average remaining lease term	4.5	years	4.6	years
Weighted-average discount rate	3.7%		4.1%

Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

	Fiscal Year
In Millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$132.0	$131.0
Right of use assets obtained in exchange for new lease liabilities	$120.2	$46.3

NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 30, 2021, and May 31, 2020, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Gains		Gross Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2021	2020	2021	2020	2021	2020	2021	2020
Available for sale debt securities	$76.9	$56.7	$76.9	$56.7	$-	$-	$-	$-
Equity securities	360.3	0.3	365.6	4.9	5.3	4.6	-	-
Total	$437.2	$57.0	$442.5	$61.6	$5.3	$4.6	$-	$-

There were no realized gains or losses from sales of marketable securities in fiscal 2021. During fiscal 2020, we received $16.0 million of proceeds and recorded $4.0 million of realized losses from the sale of marketable securities. Gains and losses are determined by specific identification. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period and the security’s maturity date. The aggregate unrealized gains and losses on available-for-sale debt securities, net of tax effects, are classified in AOCI within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:
	Marketable Securities
In Millions	Cost	Fair Value
Under 1 year (current)	$76.9	$76.9
Equity securities	360.3	365.6
Total	$437.2	$442.5

As of May 30, 2021, $360.0 million of equity securities were restricted for payment of active employee health and welfare benefits.

As of May 30, 2021, we had $2.4 million of marketable debt securities pledged as collateral for derivative contracts. As of May 30, 2021, $28.2 million of certain accounts receivable were pledged as collateral against a foreign uncommitted line of credit.

The fair value and carrying amounts of long-term debt, including the current portion, were $13,194.4 million and $12,250.7 million, respectively, as of May 30, 2021. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

RISK MANAGEMENT ACTIVITIES

As a part of our ongoing operations, we are exposed to market risks such as changes in interest and foreign currency exchange rates and commodity and equity prices. To manage these risks, we may enter into various derivative transactions (e.g., futures, options, and swaps) pursuant to our established policies.

COMMODITY PRICE RISK

Many commodities we use in the production and distribution of our products are exposed to market price risks. We utilize derivatives to manage price risk for our principal ingredients and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), dairy products, natural gas, and diesel fuel. Our primary objective when entering into these derivative contracts is to achieve certainty with regard to the future price of commodities purchased for use in our supply chain. We manage our exposures through a combination of purchase orders, long-term contracts with suppliers, exchange-traded futures and options, and over-the-counter options and swaps. We offset our exposures based on current and projected market conditions and generally seek to acquire the inputs at as close as possible to or below our planned cost.

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

Unallocated corporate items for fiscal 2021, 2020, and 2019 included:
	Fiscal Year
In Millions	2021	2020	2019
Net gain (loss) on mark-to-market valuation of commodity positions	$138.2	$(63.0)	$(39.0)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(8.8)	35.6	10.0
Net mark-to-market revaluation of certain grain inventories	9.4	2.7	(7.0)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$138.8	$(24.7)	$(36.0)

As of May 30, 2021, the net notional value of commodity derivatives was $337.0 million, of which $276.1 million related to agricultural inputs and $60.9 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

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

In advance of planned debt financing, we entered into $750.0 million notional amount of treasury locks due April 2, 2020 with an average fixed rate of 0.67 percent. All of these treasury locks were cash settled for $1.4 million during the fourth quarter of fiscal 2020, concurrent with the issuance of our $750.0 million 10-year fixed rate notes.

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

As of May 30, 2021, the pre-tax amount of cash-settled interest rate hedge gain or loss remaining in AOCI, which will be reclassified to earnings over the remaining term of the related underlying debt, follows:
In Millions	Gain/(Loss)
3.15% notes due December 15, 2021	$(5.3)
2.6% notes due October 12, 2022	1.0
1.0% notes due April 27, 2023	(0.5)
3.7% notes due October 17, 2023	(0.8)
3.65% notes due February 15, 2024	4.9
4.0% notes due April 17, 2025	(2.3)
3.2% notes due February 10, 2027	9.7
1.5% notes due April 27, 2027	(1.9)
4.2% notes due April 17, 2028	(7.0)
4.55% notes due April 17, 2038	(9.2)
5.4% notes due June 15, 2040	(10.6)
4.15% notes due February 15, 2043	8.5
4.7% notes due April 17, 2048	(12.8)
Net pre-tax hedge loss in AOCI	$(26.3)

The following table summarizes the notional amounts and weighted-average interest rates of our interest rate derivatives. Average floating rates are based on rates as of the end of the reporting period.

In Millions	May 30, 2021	May 31, 2020
Pay-floating swaps - notional amount	$731.5	$666.1
Average receive rate	0.4%	0.4%
Average pay rate	0.1%	0.3%
Pay-fixed swaps - notional amount	$-	$500.0
Average receive rate	-%	1.7%
Average pay rate	-%	2.1%

The floating rate swap contracts outstanding as of May 30, 2021, mature in fiscal 2026.

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

As of May 30, 2021, the net notional value of foreign exchange derivatives was $1,176.8 million.

We also have net investments in foreign subsidiaries that are denominated in euros. We previously hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. As of May 30, 2021, we hedged a portion of these net investments with €2,510.4 million of euro denominated bonds. As of May 30, 2021, we had deferred net foreign currency transaction losses of $216.6 million in AOCI associated with net investment hedging activity.

EQUITY INSTRUMENTS

Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. As of May 30, 2021, the net notional amount of our equity swaps was $201.1 million of which $191.2 million of swap contracts mature in fiscal 2022 and $9.9 million of swap contracts mature in fiscal 2023.

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 30, 2021, and May 31, 2020, were as follows:
	May 30, 2021				May 30, 2021
	Fair Values of Assets				Fair Values of Liabilities
In Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	$-	$28.8	$-	$28.8	$-	$-	$-	$-
Foreign exchange contracts (a) (c)	-	2.3	-	2.3	-	(36.3)	-	(36.3)
Total	-	31.1	-	31.1	-	(36.3)	-	(36.3)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (a) (c)	-	2.5	-	2.5	-	(1.6)	-	(1.6)
Commodity contracts (a) (d)	11.1	20.5	-	31.6	(0.8)	(0.5)	-	(1.3)
Grain contracts (a) (d)	-	12.0	-	12.0	-	(0.9)	-	(0.9)
Total	11.1	35.0	-	46.1	(0.8)	(3.0)	-	(3.8)

Other assets and liabilities reported at fair value:
Marketable investments (a) (e)	365.6	76.9	-	442.5	-	-	-	-
Total	365.6	76.9	-	442.5	-	-	-	-
Total assets, liabilities, and derivative positions recorded at fair value	$376.7	$143.0	$-	$519.7	$(0.8)	$(39.3)	$-	$(40.1)

(a)These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.

(b)Based on LIBOR and swap rates. As of May 30, 2021, the carrying amount of hedged debt designated as the hedged item in a fair value hedge was $736.9 million and was classified on the Consolidated Balance Sheet within long-term debt. As of May 30, 2021, the cumulative amount of fair value hedging basis adjustments was $5.4 million.

(c)Based on observable market transactions of spot currency rates and forward currency prices.

(d)Based on prices of futures exchanges and recently reported transactions in the marketplace.

(e)Based on prices of common stock, mutual fund net asset values, and bond matrix pricing.

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

(b)Based on LIBOR and swap rates. As of May 31, 2020, the carrying amount of hedged debt designated as the hedged item in a fair value hedge was $670.9 million and was classified on the Consolidated Balance Sheet within long-term debt. As of May 31, 2020, the cumulative amount of fair value hedging basis adjustments was $4.8 million.

(c)Based on observable market transactions of spot currency rates and forward currency prices.

(d)Based on prices of futures exchanges and recently reported transactions in the marketplace.

(e)Based on prices of common stock and bond matrix pricing.

We did not significantly change our valuation techniques from prior periods.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 30, 2021, and May 31, 2020, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in other comprehensive income (OCI)	$31.2	$(6.9)	$(58.7)	$11.3	$-	$-	$-	$-	$(27.5)	$4.4
Amount of net (loss) gain reclassified from AOCI into earnings (a)	(9.4)	(9.5)	(9.8)	4.6	-	-	-	-	(19.2)	(4.9)
Derivatives in Fair Value Hedging Relationships:
Amount of net loss recognized in earnings (b)	(0.3)	(4.9)	-	-	-	-	-	-	(0.3)	(4.9)
Derivatives Not Designated as Hedging Instruments:
Amount of net (loss) gain recognized in earnings (c)	-	(1.4)	4.2	15.7	47.7	8.6	134.6	(55.6)	186.5	(32.7)

(a)(Loss) gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts. For the fiscal year ended May 30, 2021, the amount of loss reclassified from AOCI into cost of sales was $9.3 million and the amount of loss reclassified from AOCI into SG&A was $0.5 million. For the fiscal year ended May 31, 2020, the amount of gain reclassified from AOCI into cost of sales was $5.1 million and the amount of loss reclassified from AOCI into SG&A was $0.5 million.

(b)Loss recognized in earnings is reported in interest, net for interest rate contracts, in cost of sales for commodity contracts, and in SG&A expenses for equity contracts and foreign exchange contracts

(c)Gain (loss) recognized in earnings is related to the ineffective portion of the hedging relationship, reported in SG&A expenses for foreign exchange contracts and interest, net for interest rate contracts. No amounts were reported as a result of being excluded from the assessment of hedge effectiveness.

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:
	May 30, 2021
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$31.6	$-	$31.6	$(1.3)	$(9.1)	$21.2	$(1.3)	$-	$(1.3)	$1.3	$-	$-
Interest rate contracts	29.8	-	29.8	-	-	29.8	-	-	-	-	-	-
Foreign exchange contracts	4.8	-	4.8	(4.1)	-	0.7	(37.9)	-	(37.9)	4.1	-	(33.8)
Equity contracts	2.2	-	2.2	-	-	2.2	-	-	-	-	-	-
Total	$68.4	$-	$68.4	$(5.4)	$(9.1)	$53.9	$(39.2)	$-	$(39.2)	$5.4	$-	$(33.8)

	May 31, 2020
	Assets						Liabilities
				Gross Amounts Not Offset in the Balance Sheet (e)						Gross Amounts Not Offset in the Balance Sheet (e)
In Millions	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet (a)	Net Amounts of Assets (b)	Financial Instruments	Cash Collateral Received	Net Amount (c)	Gross Amounts of Recognized Liabilities	Gross Assets Offset in the Balance Sheet (a)	Net Amounts of Liabilities (b)	Financial Instruments	Cash Collateral Pledged	Net Amount (d)
Commodity contracts	$6.2	$-	$6.2	$(4.2)	$-	$2.0	$(30.1)	$-	$(30.1)	$4.2	$15.9	$(10.0)
Interest rate contracts	6.0	-	6.0	(0.8)	-	5.2	(8.0)	-	(8.0)	0.8	-	(7.2)
Foreign exchange contracts	38.6	-	38.6	(3.7)	-	34.9	(4.0)	-	(4.0)	3.7	-	(0.3)
Equity contracts	8.6	-	8.6	-	-	8.6	-	-	-	-	-	-
Total	$59.4	$-	$59.4	$(8.7)	$-	$50.7	$(42.1)	$-	$(42.1)	$8.7	$15.9	$(17.5)

(a)Includes related collateral offset in our Consolidated Balance Sheets.

(b)Net fair value as recorded in our Consolidated Balance Sheets.

(c)Fair value of assets that could be reported net in our Consolidated Balance Sheets.

(d)Fair value of liabilities that could be reported net in our Consolidated Balance Sheets.

(e)Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.

AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS

As of May 30, 2021, the after-tax amounts of unrealized gains and losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax Gain/(Loss)
Unrealized gains from interest rate cash flow hedges	$0.4
Unrealized losses from foreign currency cash flow hedges	(18.9)
After-tax loss in AOCI related to hedge derivatives	$(18.5)

The net amount of pre-tax gains and losses in AOCI as of May 30, 2021, that we expect to be reclassified into net earnings within the next 12 months is a $12.5 million net loss.

CREDIT-RISK-RELATED CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 30, 2021, was $11.0 million. We have posted no collateral under these contracts. If the credit-risk-related contingent features underlying these agreements had been triggered on May 30, 2021, we would have been required to post $11.0 million of collateral to counterparties.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK

During fiscal 2021, customer concentration was as follows:

Percent of total	Consolidated	North America Retail	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Pet
Walmart (a):
Net sales	20%	29%	7%	-%	5%	13%
Accounts receivable		28%	6%	-%	5%	14%
Five largest customers:
Net sales		53%	42%	32%	11%	71%
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

The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $55.8 million, against which we hold $9.1 million of collateral. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.

We offer certain suppliers access to third-party services that allow them to view our scheduled payments online. The third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning this service. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of May 30, 2021, $1,411.3 million of our accounts payable was payable to suppliers who utilize these third-party services. As of May 31, 2020, $1,328.9 million of our accounts payable was payable to suppliers who utilize these third-party services.

NOTE 9. DEBT

NOTES PAYABLE

The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 30, 2021		May 31, 2020
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$-	-%	$99.9	3.6%
Financial institutions	361.3	3.4%	179.1	5.1%
Total	$361.3	3.4%	$279.0	4.6%

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have uncommitted and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 30, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
September 2022	0.2	-
Total committed credit facilities	2.9	-
Uncommitted credit facilities	0.6	0.4
Total committed and uncommitted credit facilities	$3.5	$0.4

In the fourth quarter of fiscal 2021, we entered into a $2.7 billion fee-paid committed credit facility that is scheduled to expire in April 2026. Concurrent with the execution of this credit facility, we terminated our existing $2.7 billion credit facility.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of May 30, 2021.

LONG-TERM DEBT

In the fourth quarter of fiscal 2021, we repaid $600.0 million of 3.2 percent fixed-rate notes and $850.0 million of floating-rate notes with cash on hand.

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

Subsequent to the end of fiscal 2021, we repaid €200.0 million of 2.2 percent fixed-rate notes due June 24, 2021 using proceeds from the issuance of €50.0 million of 2.2 percent fixed-rate notes due November 29, 2021 and borrowings under a committed credit facility.

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

In the second quarter of fiscal 2020, we repaid $500.0 million of 2.2 percent fixed-rate notes with proceeds from commercial paper.

A summary of our long-term debt is as follows:

In Millions	May 30, 2021	May 31, 2020
4.2% notes due April 17, 2028	$1,400.0	$1,400.0
3.15% notes due December 15, 2021	1,000.0	1,000.0
3.7% notes due October 17, 2023	850.0	850.0
Floating-rate notes due April 16, 2021	-	850.0
4.0% notes due April 17, 2025	800.0	800.0
3.2% notes due February 10, 2027	750.0	750.0
2.875% notes due April 15, 2030	750.0	750.0
Euro-denominated 0.45% notes due January 15, 2026	731.5	666.1
4.7% notes due April 17, 2048	446.2	650.0
3.2% notes due April 16, 2021	-	600.0
Euro-denominated 2.1% notes due November 16, 2020	-	555.1
Euro-denominated 1.0% notes due April 27, 2023	609.6	555.1
4.55% notes due April 17, 2038	282.4	500.0
2.6% notes due October 12, 2022	500.0	500.0
5.4% notes due June 15, 2040	382.5	500.0
4.15% notes due February 15, 2043	434.9	500.0
3.65% notes due February 15, 2024	500.0	500.0
Euro-denominated 1.5% notes due April 27, 2027	487.7	444.0
Floating-rate notes due October 17, 2023	400.0	400.0
Euro-denominated 2.2% notes due June 24, 2021	243.9	222.0
Euro-denominated 0.0% notes due November 16, 2020	-	222.0
Medium-term notes, 0.56% to 6.41%, due fiscal 2023 or later	104.0	104.2
Euro-denominated 0.0% notes due August 21, 2021	609.6	-
Euro-denominated 0.0% notes due November 16, 2021	609.6	-
3.0% notes due February 1, 2051	605.2	-
Other, including debt issuance costs, debt exchange participation premium, and finance leases	(246.4)	(58.0)
	12,250.7	13,260.5
Less amount due within one year	(2,463.8)	(2,331.5)
Total long-term debt	$9,786.9	$10,929.0

Principal payments due on long-term debt and finance leases in the next five fiscal years based on stated contractual maturities, our intent to redeem, or put rights of certain note holders are as follows:

In Millions
Fiscal 2022	$2,463.8
Fiscal 2023	1,210.3
Fiscal 2024	1,754.4
Fiscal 2025	800.0
Fiscal 2026	731.5

Certain of our long-term debt agreements contain restrictive covenants. As of May 30, 2021, we were in compliance with all of these covenants.

As of May 30, 2021, the $26.3 million pre-tax loss recorded in AOCI associated with our previously designated interest rate swaps will be reclassified to net interest over the remaining lives of the hedged transactions. The amount expected to be reclassified from AOCI to net interest in fiscal 2022 is a $4.8 million pre-tax loss.

NOTE 10. REDEEMABLE AND NONCONTROLLING INTERESTS

Our principal redeemable and noncontrolling interests relate to our Yoplait SAS, Yoplait Marques SNC, Liberté Marques Sàrl, and General Mills Cereals, LLC (GMC) subsidiaries.

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of May 30, 2021, the redemption value of the euro-denominated redeemable interest was $604.9 million.

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

We paid dividends of $40.3 million in fiscal 2021 and $56.9 million in fiscal 2020 to Sodiaal under the terms of the Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl shareholder agreements.

A subsidiary of Yoplait SAS has entered into an exclusive milk supply agreement for its European operations with Sodiaal at market-determined prices through May 31, 2022. Net purchases totaled $212.1 million for fiscal 2021 and $201.8 million for fiscal 2020.

The holder of the GMC Class A Interests receives quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation (currently $251.5 million). On June 1, 2021, the floating preferred return rate on GMC’s Class A interests was reset to the sum of three-month LIBOR plus 160 basis points. The preferred return rate is adjusted every three years through a negotiated agreement with the Class A Interest holder or through a remarketing auction.

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

Our noncontrolling interests contain restrictive covenants. As of May 30, 2021, we were in compliance with all of these covenants.

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

Share repurchases were as follows:

	Fiscal Year
In Millions	2021	2020	2019
Shares of common stock	5.0	0.1	-
Aggregate purchase price	$301.4	$3.4	$1.1

The following tables provide details of total comprehensive income:

	Fiscal 2021
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$2,339.8	$6.5	$(0.3)
Other comprehensive income (loss):
Foreign currency translation	$(6.1)	$64.9	58.8	31.5	84.8
Net actuarial gain	464.9	(111.5)	353.4	-	-
Other fair value changes:
Hedge derivatives	(25.8)	6.5	(19.3)	-	(1.4)
Reclassification to earnings:
Hedge derivatives (a)	19.1	(5.7)	13.4	-	0.1
Amortization of losses and prior service costs (b)	102.5	(23.6)	78.9	-	-
Other comprehensive income	554.6	(69.4)	485.2	31.5	83.5
Total comprehensive income			$2,825.0	$38.0	$83.2

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

(b) Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.

	Fiscal 2019
	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,752.7	$13.9	$19.6
Other comprehensive income (loss):
Foreign currency translation	$(38.3)	$-	(38.3)	(13.5)	(31.0)
Net actuarial loss	(325.6)	72.2	(253.4)	-	-
Other fair value changes:
Hedge derivatives	15.9	(3.7)	12.2	-	(0.1)
Reclassification to earnings:
Securities (a)	(2.6)	0.6	(2.0)	-	-
Hedge derivatives (b)	0.1	0.4	0.5	-	0.4
Amortization of losses and prior service costs (c)	107.5	(22.9)	84.6	-	-
Other comprehensive (loss)	(243.0)	46.6	(196.4)	(13.5)	(30.7)
Total comprehensive income (loss)			$1,556.3	$0.4	$(11.1)

(a) Gain reclassified from AOCI into earnings is reported in interest, net for securities.

(b) Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(c) Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.

In fiscal 2021, 2020, and 2019, except for reclassifications to earnings, changes in other comprehensive income (loss) were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 30, 2021	May 31, 2020
Foreign currency translation adjustments	$(830.2)	$(889.0)
Unrealized loss from hedge derivatives	(18.5)	(12.6)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,718.4)	(2,022.5)
Prior service credits	137.9	9.7
Accumulated other comprehensive loss	$(2,429.2)	$(2,914.4)

NOTE 12. STOCK PLANS

We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 30, 2021, a total of 23.5 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2017 Stock Compensation Plan (2017 Plan). The 2017 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2009 and 2011 stock plans and the 2006, 2011, and 2016 compensation plans for non-employee directors, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2021		2020		2019
Estimated fair values of stock options granted	$8.03		$7.10		$5.35
Assumptions:
Risk-free interest rate	0.7%		2.0%		2.9%
Expected term	8.5	years	8.5	years	8.5	years
Expected volatility	19.5%		17.4%		16.3%
Dividend yield	3.3%		3.6%		4.3%

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

Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in our Consolidated Statements of Cash Flows as an operating cash flow. Realized windfall tax benefits and shortfall tax deficiencies related to the exercise or vesting of stock-based awards are recognized in the Consolidated Statement of Earnings. We recognized windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings of $12.4 million in fiscal 2021, $27.3 million in fiscal 2020, and $24.5 million in fiscal 2019.

Options may be priced at 100 percent or more of the fair market value on the date of grant, and generally vest four years after the date of grant. Options generally expire within 10 years and one month after the date of grant.

Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 31, 2020	18,164.6	$51.21	5.53	$222.6
Granted	1,366.0	61.65
Exercised	(1,910.6)	39.15
Forfeited or expired	(222.5)	55.80
Outstanding as of May 30, 2021	17,397.5	$53.29	5.26	$174.4
Exercisable as of May 30, 2021	9,018.7	$53.60	3.28	$91.4

Stock-based compensation expense related to stock option awards was $11.2 million in fiscal 2021, $13.4 million in fiscal 2020, and $14.7 million in fiscal 2019.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:
	Fiscal Year
In Millions	2021	2020	2019
Net cash proceeds	$74.3	$263.4	$241.4
Intrinsic value of options exercised	$44.8	$132.9	$126.7

Restricted Stock, Restricted Stock Units, and Performance Share Units

Stock and units settled in stock subject to a restricted period and a purchase price, if any (as determined by the Compensation Committee of the Board of Directors), may be granted to key employees under the 2017 Plan. Restricted stock and restricted stock units generally vest and become unrestricted four years after the date of grant. Performance share units are earned primarily based on our future achievement of three-year goals for average organic net sales growth and cumulative free cash flow. Performance share units are settled in common stock and are generally subject to a three-year performance and vesting period. The sale or transfer of these awards is restricted during the vesting period. Participants holding restricted stock, but not restricted stock units or performance share units, are entitled to vote on matters submitted to holders of common stock for a vote. These awards accumulate dividends from the date of grant, but participants only receive payment if the awards vest.

Information on restricted stock unit and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted-Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of May 31, 2020	4,925.5	$53.26	103.3	$54.75
Granted	1,501.8	61.23	27.2	61.59
Vested	(1,199.3)	60.54	(28.0)	62.88
Forfeited or expired	(155.2)	55.47	(4.9)	55.82
Non-vested as of May 30, 2021	5,072.8	$53.84	97.6	$54.26

	Fiscal Year
	2021	2020	2019
Number of units granted (thousands)	1,529.0	1,947.6	1,848.2
Weighted-average price per unit	$61.24	$53.28	$46.14

The total grant-date fair value of restricted stock unit awards that vested was $74.4 million in fiscal 2021 and $59.7 million in fiscal 2020.

As of May 30, 2021, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $103.0 million. This expense will be recognized over 19 months, on average.

Stock-based compensation expense related to restricted stock units and performance share units was $78.7 million for fiscal 2021, $81.5 million for fiscal 2020, and $70.2 million for fiscal 2019. Compensation expense related to stock-based payments recognized in our Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs for fiscal 2019.

NOTE 13. EARNINGS PER SHARE

Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2021	2020	2019
Net earnings attributable to General Mills	$2,339.8	$2,181.2	$1,752.7
Average number of common shares - basic EPS	614.1	608.1	600.4
Incremental share effect from: (a)
Stock options	2.5	2.7	3.1
Restricted stock units and performance share units	2.5	2.5	1.9
Average number of common shares - diluted EPS	619.1	613.3	605.4
Earnings per share — basic	$3.81	$3.59	$2.92
Earnings per share — diluted	$3.78	$3.56	$2.90

(a) Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2021	2020	2019
Anti-dilutive stock options, restricted stock units, and performance share units	3.4	8.4	14.1

NOTE 14. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS

Defined Benefit Pension Plans

We have defined benefit pension plans covering many employees in the United States, Canada, Switzerland, France, and the United Kingdom. Benefits for salaried employees are based on length of service and final average compensation. Benefits for hourly employees include various monthly amounts for each year of credited service. Our funding policy is consistent with the requirements of applicable laws. We made no voluntary contributions to our principal U.S. plans in fiscal 2021 or fiscal 2020. We do not expect to be required to make any contributions to our principal U.S. plans in fiscal 2022. Our principal U.S. retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013, are eligible for a retirement program that does not include a defined benefit pension plan.

Other Postretirement Benefit Plans

We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The U.S. salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made no voluntary contributions to these plans in fiscal 2021 or fiscal 2020. We do not expect to be required to make any contributions to these plans in fiscal 2022.

In fiscal 2021, we approved amendments to reorganize certain U.S. retiree health and welfare benefit plans. The General Mills Retiree Health Plan for Union Employees was divided into two plans, with participants under age 65 remaining within its coverage, and participants age 65 and over covered by The General Mills Retiree Health Plan for Union Employees (65+). The General Mills Retiree Health Plan for Union Employees (65+) will allow certain participants to purchase individual health insurance policies on a private health care exchange effective January 1, 2022. Additionally, the Employees’ Benefit Plan of General Mills was merged into the General Mills Retiree Health Plan for Union Employees. Separate benefit structures and plan provisions continue to apply to eligible participants of these merged plans. A portion of the General Mills Retiree Health Plan for Union Employees overfunded plan assets were segregated to offset the cost of the Employees’ Benefit Plan of General Mills health and welfare benefits. The segregation of assets is reported as a negative employer contribution in the change in other postretirement benefit plan assets. The amendments facilitate targeted investment strategies that reflect each plan’s unique liability characteristics.

In fiscal 2021, we announced changes to the design of our health care coverage for certain eligible retirees to allow participants to purchase individual health insurance policies on a private health care exchange effective January 1, 2022. These changes will provide certain eligible retirees with greater flexibility in choosing health care coverage that best fits their needs.

Health Care Cost Trend Rates

Assumed health care cost trends are as follows:

	Fiscal Year
	2021	2020
Health care cost trend rate for next year	6.0% and 6.3%	6.2% and 6.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2029	2029

We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 6.3 percent for retirees age 65 and over and 6.0 percent for retirees under age 65 at the end of fiscal 2021. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2029 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.

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

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:
	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2021	2020	2021	2020	2021	2020
Change in Plan Assets:
Fair value at beginning of year	$6,993.2	$6,291.6	$793.5	$753.8
Actual return on assets	716.3	983.7	108.1	65.0
Employer contributions	33.8	32.9	(359.9)	0.1
Plan participant contributions	4.1	6.7	13.0	13.8
Benefits payments	(315.1)	(317.2)	(35.3)	(39.2)
Foreign currency	27.9	(4.5)	-	-
Fair value at end of year (a)	$7,460.2	$6,993.2	$519.4	$793.5
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$7,640.2	$6,750.7	$773.7	$824.1	$150.3	$128.0
Service cost	104.4	92.7	8.5	9.4	9.3	8.3
Interest cost	192.1	230.5	18.0	27.1	1.7	2.6
Plan amendment	1.1	1.2	(138.7)	-	-	-
Curtailment/other	(5.8)	(1.2)	-	-	5.1	-
Plan participant contributions	4.1	6.7	13.0	13.8	-	-
Medicare Part D reimbursements	-	-	2.5	2.7	-	-
Actuarial loss (gain)	67.4	881.8	(15.8)	(38.3)	7.2	17.7
Benefits payments	(315.7)	(317.7)	(61.9)	(63.5)	(22.5)	(6.2)
Foreign currency	26.6	(4.5)	0.7	(1.6)	0.6	(0.1)
Projected benefit obligation at end of year (a)	$7,714.4	$7,640.2	$600.0	$773.7	$151.7	$150.3
Plan assets less than benefit obligation as of fiscal year end	$(254.2)	$(647.0)	$(80.6)	$19.8	$(151.7)	$(150.3)

(a)Plan assets and obligations are measured as of May 31, 2021 and May 31, 2020.

During fiscal 2021, the increase in defined benefit pension benefit obligations was primarily driven by actuarial losses due to a decrease in the discount rate. The decrease in other postretirement obligations was primarily driven by the reorganization of certain U.S. retiree health and welfare benefit plans.

During fiscal 2020, the increase in defined benefit pension benefit obligations was primarily driven by actuarial losses due to a decrease in the discount rate and an update in mortality rates. The decrease in other postretirement obligations was primarily driven by a decrease in expected future claims, partially offset by losses due to a decrease in the discount rate.

As of May 30, 2021, other postretirement benefit plans had benefit obligations of $412.4 million that exceeded plan assets of $310.1 million. As of May 31, 2020, other postretirement benefit plans had benefit obligations of $479.4 million that exceeded plan assets of $248.0 million. Postemployment benefit plans are not funded and had benefit obligations of $151.7 million and $150.3 million as of May 30, 2021 and May 31, 2020, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $7,402.1 million as of May 30, 2021, and $7,285.2 million as of May 31, 2020.

Amounts recognized in AOCI as of May 30, 2021 and May 31, 2020, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2021	2020	2021	2020	2021	2020	2021	2020
Net actuarial (loss) gain	$(1,897.2)	$(2,136.6)	$200.8	$129.5	$(22.0)	$(15.4)	$(1,718.4)	$(2,022.5)
Prior service (costs) credits	5.8	(6.0)	133.7	21.0	(1.6)	(5.3)	137.9	9.7
Amounts recorded in accumulated other comprehensive loss	$(1,891.4)	$(2,142.6)	$334.5	$150.5	$(23.6)	$(20.7)	$(1,580.5)	$(2,012.8)

Plans with accumulated benefit obligations in excess of plan assets as of May 30, 2021 and May 31, 2020 are as follows:

	Defined Benefit Pension Plans
	Fiscal Year
In Millions	2021	2020
Projected benefit obligation	$615.3	$3,512.9
Accumulated benefit obligation	556.2	3,200.1
Plan assets at fair value	26.7	2,569.9

Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$104.4	$92.7	$94.6	$8.5	$9.4	$9.9	$9.3	$8.3	$7.6
Interest cost	192.1	230.5	248.0	18.0	27.1	33.1	1.7	2.6	3.0
Expected return on plan assets	(420.9)	(449.9)	(445.8)	(34.7)	(42.1)	(40.4)	-	-	-
Amortization of losses (gains)	108.3	106.0	109.8	(5.1)	(2.1)	0.6	2.6	0.4	0.1
Amortization of prior service costs (credits)	1.3	1.6	1.5	(5.5)	(5.5)	(5.5)	0.9	0.9	0.7
Other adjustments	-	-	-	-	-	-	8.4	17.7	6.7
Settlement or curtailment losses	14.9	-	0.3	-	-	-	-	-	-
Net expense (income)	$0.1	$(19.1)	$8.4	$(18.8)	$(13.2)	$(2.3)	$22.9	$29.9	$18.1

Assumptions

Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2021	2020	2021	2020	2021	2020
Discount rate	3.17%	3.20%	3.03%	3.02%	2.04%	1.85%
Rate of salary increases	4.39	4.44	-	-	4.46	4.51

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	3.20%	3.91%	4.20%	3.02%	3.79%	4.17%	1.86%	3.10%	3.60%
Service cost effective rate	3.58	4.19	4.34	3.40	4.04	4.27	3.51	3.51	3.99
Interest cost effective rate	2.55	3.47	3.92	2.29	3.28	3.80	2.83	2.84	3.37
Rate of salary increases	4.44	4.17	4.27	-	-	-	4.47	4.47	4.44
Expected long-term rate of return on plan assets	5.72	6.95	7.25	4.57	5.67	5.67	-	-	-

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

Fair Value of Plan Assets

The fair values of our pension and postretirement benefit plans’ assets and their respective levels in the fair value hierarchy by asset category were as follows:

	May 31, 2021				May 31, 2020
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$838.3	$697.2	$-	$1,535.5	$1,039.6	$777.7	$-	$1,817.3
Fixed income (b)	1,993.5	1,936.3	-	3,929.8	1,833.3	1,667.4	-	3,500.7
Real asset investments (c)	277.9	0.2	-	278.1	223.4	0.1	-	223.5
Other investments (d)	-	-	0.1	0.1	-	-	0.2	0.2
Cash and accruals	180.0	-	-	180.0	180.3	-	-	180.3
Fair value measurement of pension plan assets	$3,289.7	$2,633.7	$0.1	$5,923.5	$3,276.6	$2,445.2	$0.2	$5,722.0
Assets measured at net asset value (e)				1,536.7				1,271.2
Total pension plan assets				$7,460.2				$6,993.2

Fair value measurement of postretirement benefit plan assets:
Equity (a)	$0.2	$-	$-	$0.2	$-	$46.9	$-	$46.9
Fixed income (b)	117.3	-	-	117.3	157.5	268.4	-	425.9
Real asset investments (c)	-	-	-	-	0.1	-	-	0.1
Cash and accruals	14.8	-	-	14.8	16.7	-	-	16.7
Fair value measurement of postretirement benefit plan assets	$132.3	$-	$-	$132.3	$174.3	$315.3	$-	$489.6
Assets measured at net asset value (e)				387.1				303.9
Total postretirement benefit plan assets				$519.4				$793.5

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

(b)Primarily government and corporate debt securities and futures for purposes of total return, managing fixed income exposure to policy allocations, and duration targets. Investments include: fixed income securities and bond futures generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

(c)Publicly traded common stocks in energy, real estate, and infrastructure for the purpose of total return. Investments include: energy, real estate, and infrastructure securities generally valued at closing prices from national exchanges, and commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.

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

There were no material changes in our level 3 investments in fiscal 2021 and fiscal 2020.

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

Weighted-average asset allocations for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2021	2020	2021	2020
Asset category:
United States equities	15.4%	19.7%	28.0%	18.1%
International equities	9.9	11.0	13.9	9.8
Private equities	9.3	6.2	15.1	4.4
Fixed income	54.6	52.8	43.0	64.8
Real assets	10.8	10.3	-	2.9
Total	100.0%	100.0%	100.0%	100.0%

The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the U.S. defined benefit pension plans, the long-term investment policy allocation is: 15 percent to equities in the United States; 9 percent to international equities; 8 percent to private equities; 57 percent to fixed income; and 12 percent to real assets (real estate, energy, and infrastructure). For other U.S. postretirement benefit plans, the long-term investment policy allocations are: 28 percent to equities in the United States; 14 percent to international equities; 14 percent to total private equities; and 44 percent to fixed income. The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.

Contributions and Future Benefit Payments

We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2022. Actual fiscal 2022 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2022 to fiscal 2031 as follows:
In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Medicare Subsidy Receipts	Postemployment Benefit Plans
Fiscal 2022	$332.6	$40.2	$1.9	$29.0
Fiscal 2023	339.6	36.6	-	21.0
Fiscal 2024	347.1	36.9	-	19.3
Fiscal 2025	355.7	37.3	-	17.8
Fiscal 2026	364.5	37.7	-	16.5
Fiscal 2027-2031	1,944.0	168.0	-	66.8

Defined Contribution Plans

The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an Employee Stock Ownership Plan (ESOP). We sponsor another money purchase plan for certain domestic hourly employees with net assets of $22.5 million as of May 30, 2021, and $20.6 million as of May 31, 2020. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $76.1 million in fiscal 2021, $90.1 million in fiscal 2020, and $52.7 million in fiscal 2019.

We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 4.3 million as of May 30, 2021, and 4.6 million as of May 31, 2020. The ESOP’s only assets are our common stock and temporary cash balances.

The Company stock fund and the ESOP collectively held $433.0 million and $464.8 million of Company common stock as of May 30, 2021, and May 31, 2020, respectively.

NOTE 15. INCOME TAXES

The components of earnings before income taxes and after-tax earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2021	2020	2019
Earnings before income taxes and after-tax earnings from joint ventures:
United States	$2,567.1	$2,402.1	$1,788.2
Foreign	290.3	198.1	293.8
Total earnings before income taxes and after-tax earnings from joint ventures	$2,857.4	$2,600.2	$2,082.0
Income taxes:
Currently payable:
Federal	$369.8	$381.0	$151.9
State and local	47.5	55.3	35.3
Foreign	93.0	73.8	84.6
Total current	510.3	510.1	271.8
Deferred:
Federal	117.9	67.8	86.7
State and local	13.6	(56.6)	21.6
Foreign	(12.7)	(40.8)	(12.3)
Total deferred	118.8	(29.6)	96.0
Total income taxes	$629.1	$480.5	$367.8

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

	Fiscal Year
	2021	2020	2019
United States statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	1.7	2.0	2.5
Foreign rate differences	0.3	(0.8)	-
Provisional net tax benefit	-	-	(0.4)
Stock based compensation	(0.4)	(1.1)	(1.2)
Subsidiary reorganization (a)	-	(2.0)	-
Capital loss (b)	-	-	(3.7)
Other, net	(0.6)	(0.6)	(0.5)
Effective income tax rate	22.0%	18.5%	17.7%

(a)During fiscal 2020, we recorded a $53.1 million decrease to our deferred income tax liabilities associated with the reorganization of certain wholly owned subsidiaries.

(b)During fiscal 2019, we recorded a discrete benefit related to a capital loss carryback of $72.9 million.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:
In Millions	May 30, 2021	May 31, 2020
Accrued liabilities	$58.5	$61.8
Compensation and employee benefits	198.7	171.4
Unrealized hedges	16.3	-
Pension	61.4	148.2
Tax credit carryforwards	22.7	12.5
Stock, partnership, and miscellaneous investments	46.3	80.2
Capital losses	67.3	65.9
Net operating losses	160.5	146.6
Other	93.4	87.0
Gross deferred tax assets	725.1	773.6
Valuation allowance	229.2	214.2
Net deferred tax assets	495.9	559.4
Brands	1,413.8	1,415.0
Fixed assets	412.7	378.3
Intangible assets	256.2	246.8
Tax lease transactions	18.8	21.5
Inventories	36.2	33.0
Stock, partnership, and miscellaneous investments	364.0	338.1
Unrealized hedges	-	22.4
Other	112.6	51.4
Gross deferred tax liabilities	2,614.3	2,506.5
Net deferred tax liability	$2,118.4	$1,947.1

We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.

Information about our valuation allowance follows:

In Millions	May 30, 2021
Pillsbury acquisition losses	$107.9
State and foreign loss carryforwards	29.1
Capital loss carryforwards	67.3
Other	24.9
Total	$229.2

As of May 30, 2021, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows:

In Millions	May 30, 2021
Foreign loss carryforwards	$162.9
State operating loss carryforwards	8.2
Total tax loss carryforwards	$171.1

Our foreign loss carryforwards expire as follows:

In Millions	May 30, 2021
Expire in fiscal 2022 and 2023	$2.2
Expire in fiscal 2024 and beyond	20.7
Do not expire	140.0
Total foreign loss carryforwards	$162.9

On March 11, 2021, the American Rescue Plan Act (ARPA) was signed into law. The ARPA includes a provision expanding the limitations on the deductibility of certain executive employee compensation beginning in our fiscal 2028. We do not currently expect the ARPA to have a material impact on our financial results, including our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the ARPA may have on our business and financial results.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act and related notices included several significant provisions, including delaying certain payroll tax payments into fiscal 2022 and fiscal 2023.

As of May 30, 2021, we have not recognized a deferred tax liability for unremitted earnings of approximately $2.3 billion from our foreign operations because we currently believe our subsidiaries have invested the undistributed earnings indefinitely or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested. All earnings prior to fiscal 2018 remain permanently reinvested. Earnings from fiscal 2018 and later are not permanently reinvested and local country withholding taxes are recorded on earnings each year.

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

The Internal Revenue Service (IRS) is currently auditing our federal tax returns for fiscal 2016, 2018, and 2019. Several state and foreign examinations are currently in progress. We do not expect these examinations to result in a material impact on our results of operations or financial position. We have effectively settled all issues with the IRS for fiscal years 2015 and prior.

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

The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2021 and fiscal 2020. Approximately $75.6 million of this total in fiscal 2021 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein.

	Fiscal Year
In Millions	2021	2020
Balance, beginning of year	$147.9	$139.1
Tax positions related to current year:
Additions	20.1	18.7
Tax positions related to prior years:
Additions	6.3	2.3
Reductions	(7.2)	(6.0)
Settlements	(2.1)	(2.9)
Lapses in statutes of limitations	(19.7)	(3.3)
Balance, end of year	$145.3	$147.9

As of May 30, 2021, we expect to pay approximately $1.1 million of unrecognized tax benefit liabilities and accrued interest within the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes. The remaining amount of our unrecognized tax liability was classified in other liabilities.

We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2021, we recognized $2.9 million of tax-related net interest and penalties, and had $24.9 million of accrued interest and penalties as of May 30, 2021. For fiscal 2020, we recognized $3.2 million of tax-related net interest and penalties, and had $27.9 million of accrued interest and penalties as of May 31, 2020.

NOTE 16. COMMITMENTS AND CONTINGENCIES

As of May 30, 2021, we have issued guarantees and comfort letters of $146.6 million for the debt and other obligations of non-consolidated affiliates, mainly CPW. Off-balance sheet arrangements were not material as of May 30, 2021.

During the second quarter of fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of May 30, 2021, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

NOTE 17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in the packaged foods industry. Our operating segments are as follows: North America Retail; Europe & Australia; Convenience Stores & Foodservice, Pet; and Asia & Latin America.

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

Our operating segment results were as follows:

	Fiscal Year
In Millions	2021	2020	2019
Net sales:
North America Retail	$10,995.4	$10,750.5	$9,925.2
Europe & Australia	1,981.5	1,838.9	1,886.7
Convenience Stores & Foodservice	1,742.4	1,816.4	1,969.1
Pet	1,732.4	1,694.6	1,430.9
Asia & Latin America	1,675.3	1,526.2	1,653.3
Total	$18,127.0	$17,626.6	$16,865.2
Operating profit:
North America Retail	$2,623.2	$2,627.0	$2,277.2
Europe & Australia	151.0	113.8	123.3
Convenience Stores & Foodservice	306.0	337.2	419.5
Pet	415.0	390.7	268.4
Asia & Latin America	85.6	18.7	72.4
Total segment operating profit	$3,580.8	$3,487.4	$3,160.8
Unallocated corporate items	212.1	509.1	339.8
Divestitures loss	53.5	-	30.0
Restructuring, impairment, and other exit costs	170.4	24.4	275.1
Operating profit	$3,144.8	$2,953.9	$2,515.9

Net sales for our North America Retail operating units were as follows:

	Fiscal Year
In Millions	2021	2020	2019
U.S. Meals & Baking	$4,611.6	$4,408.5	$3,839.8
U.S. Cereal	2,455.2	2,434.1	2,255.4
U.S. Snacks	2,048.3	2,091.9	2,060.9
Canada	953.2	897.0	862.4
U.S. Yogurt and other	927.1	919.0	906.7
Total	$10,995.4	$10,750.5	$9,925.2

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2021	2020	2019
Snacks	$3,574.2	$3,529.7	$3,487.4
Convenient meals	3,030.2	2,814.3	2,538.6
Cereal	2,868.9	2,874.1	2,672.8
Yogurt	2,074.8	2,056.6	2,113.1
Dough	1,866.1	1,801.1	1,661.9
Pet	1,732.4	1,694.6	812.7
Baking mixes and ingredients	1,695.5	1,674.2	1,663.7
Super-premium ice cream	819.7	718.1	812.7
Vegetables and other	465.2	463.9	484.1
Total	$18,127.0	$17,626.6	$16,865.2

The following tables provide financial information by geographic area:

	Fiscal Year
In Millions	2021	2020	2019
Net sales:
United States	$13,496.9	$13,364.5	$12,462.8
Non-United States	4,630.1	4,262.1	4,402.4
Total	$18,127.0	$17,626.6	$16,865.2

In Millions	May 30, 2021	May 31, 2020
Cash and cash equivalents:
United States	$817.9	$1,112.0
Non-United States	687.3	565.8
Total	$1,505.2	$1,677.8

In Millions	May 30, 2021	May 31, 2020
Land, buildings, and equipment:
United States	$2,714.7	$2,761.6
Non-United States	892.1	819.0
Total	$3,606.8	$3,580.6

NOTE 18. SUPPLEMENTAL INFORMATION

The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions	May 30, 2021	May 31, 2020
Receivables:
Customers	$1,674.5	$1,648.3
Less allowance for doubtful accounts	(36.0)	(33.2)
Total	$1,638.5	$1,615.1

In Millions	May 30, 2021	May 31, 2020
Inventories:
Finished goods	$1,506.9	$1,142.6
Raw materials and packaging	411.9	392.2
Grain	111.2	93.6
Excess of FIFO over LIFO cost (a)	(209.5)	(202.1)
Total	$1,820.5	$1,426.3

(a)Inventories of $1,139.7 million as of May 30, 2021, and $892.6 million as of May 31, 2020, were valued at LIFO. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 30, 2021	May 31, 2020
Prepaid expenses and other current assets:
Marketable investments	$360.0	$-
Prepaid expenses	221.7	194.5
Other receivables	139.1	85.2
Derivative receivables	37.5	70.6
Grain contracts	12.0	5.0
Miscellaneous	20.0	46.8
Total	$790.3	$402.1

In Millions	May 30, 2021	May 31, 2020
Land, buildings, and equipment:
Equipment	$6,732.7	$6,428.0
Buildings	2,542.7	2,412.6
Capitalized software	718.5	668.5
Construction in progress	395.7	373.5
Land	67.4	66.1
Equipment under finance lease	7.8	5.8
Buildings under finance lease	0.3	0.3
Total land, buildings, and equipment	10,465.1	9,954.8
Less accumulated depreciation	(6,858.3)	(6,374.2)
Total	$3,606.8	$3,580.6

In Millions	May 30, 2021	May 31, 2020
Other assets:
Investments in and advances to joint ventures	$566.4	$566.7
Right of use operating lease assets	378.6	365.2
Pension assets	30.0	21.2
Life insurance	18.6	19.5
Miscellaneous	274.0	113.2
Total	$1,267.6	$1,085.8

In Millions	May 30, 2021	May 31, 2020
Other current liabilities:
Accrued trade and consumer promotions	$580.9	$550.4
Accrued payroll	434.4	430.4
Restructuring and other exit costs reserve	148.8	17.8
Current portion of operating lease liabilities	111.2	102.0
Accrued interest, including interest rate swaps	80.0	92.8
Derivative payable, primarily commodity-related	39.2	39.2
Accrued taxes	37.4	80.3
Dividends payable	24.1	20.7
Grain contracts	0.9	1.2
Miscellaneous	330.3	298.5
Total	$1,787.2	$1,633.3

In Millions	May 30, 2021	May 31, 2020
Other noncurrent liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$707.7	$958.7
Noncurrent portion of operating lease liabilities	283.2	277.0
Accrued taxes	215.6	238.6
Miscellaneous	86.2	70.7
Total	$1,292.7	$1,545.0

Certain Consolidated Statements of Earnings amounts are as follows:

	Fiscal Year
In Millions	2021	2020	2019
Depreciation and amortization	$601.3	$594.7	$620.1
Research and development expense	239.3	224.4	221.9
Advertising and media expense (including production and communication costs)	736.3	691.8	601.6

The components of interest, net are as follows:

	Fiscal Year
Expense (Income), in Millions	2021	2020	2019
Interest expense	$430.9	$475.1	$530.2
Capitalized interest	(3.2)	(2.6)	(2.8)
Interest income	(7.4)	(6.0)	(5.6)
Interest, net	$420.3	$466.5	$521.8

Certain Consolidated Statements of Cash Flows amounts are as follows:

	Fiscal Year
In Millions	2021	2020	2019
Cash interest payments	$412.5	$418.5	$500.1
Cash paid for income taxes	636.1	403.3	440.8

NOTE 19. QUARTERLY DATA (UNAUDITED)

Summarized quarterly data for fiscal 2021 and fiscal 2020 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions, Except Per Share Amounts	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$4,364.0	$4,002.5	$4,719.4	$4,420.8	$4,520.0	$4,180.3	$4,523.6	$5,023.0
Gross margin	1,590.4	1,389.5	1,721.1	1,569.1	1,553.9	1,403.2	1,582.9	1,768.1
Net earnings attributable to General Mills	638.9	520.6	688.4	580.8	595.7	454.1	416.8	625.7
EPS:
Basic	$1.04	$0.86	$1.12	$0.96	$0.97	$0.75	$0.68	$1.03
Diluted	$1.03	$0.85	$1.11	$0.95	$0.96	$0.74	$0.68	$1.02

In the fourth quarter of fiscal 2021, we approved restructuring actions designed to better align our organizational structure and resources with strategic initiatives and recorded $157.3 million of charges. We recorded a loss on the sale of our Laticínios Carolina business in Brazil of $53.5 million in the fourth quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded $9.5 million of transaction costs related to our non-binding memorandum of understanding to sell our 51 percent controlling interest in our European Yoplait business and our planned acquisition of Tyson Foods’ pet treats business. We also recorded an $8.8 million gain related to indirect taxes in Brazil and an $11.2 million loss related to deferred taxes on amendments to reorganize certain U.S. retiree health and welfare benefit plans.

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

ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A - Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 30, 2021.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ J. L. Harmening/s/ K. A. Bruce

J. L. HarmeningK. A. Bruce

Chief Executive OfficerChief Financial Officer

June 30, 2021

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance

The information contained in the sections entitled “Proposal Number 1 - Election of Directors” and “Shareholder Director Nominations” contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at https://www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct and any waivers from our Code of Conduct for principal officers.

ITEM 11 - Executive Compensation

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Overseeing Risk Management” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain Beneficial Owners” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of May 30, 2021, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	24,887,956	(b)	$53.29	23,482,523	(d)
Equity compensation plans not approved by security holders	109,604	(c)	-	-
Total	24,997,560		$53.29	23,482,523

(a) Only includes the weighted-average exercise price of outstanding options, whose weighted-average term is 5.26 years.

(b) Includes 17,397,504 stock options, 3,992,705 restricted stock units, 1,177,652 performance share units (assuming pay out for target performance), and 2,320,095 restricted stock units that have vested and been deferred.

(c) Includes 109,604 restricted stock units that have vested and been deferred. These awards were made in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock, and restricted stock units to attract and retain employees and to align their interests with those of shareholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.

(d) Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2017 Stock Compensation Plan, which had 23,482,523 shares available for grant at May 30, 2021.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

The information set forth in the section entitled “Board Independence and Related Person Transactions” contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14 - Principal Accounting Fees and Services

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

1.Financial Statements:

The following financial statements are included in Item 8 of this report:

Consolidated Statements of Earnings for the fiscal years ended May 30, 2021, May 31, 2020, and May 26, 2019.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 30, 2021, May 31, 2020, and May 26, 2019.

Consolidated Balance Sheets as of May 30, 2021 and May 31, 2020.

Consolidated Statements of Cash Flows for the fiscal years ended May 30, 2021, May 31, 2020, and May 26, 2019.

Consolidated Statements of Total Equity and Redeemable Interest for the fiscal years ended May 30, 2021, May 31, 2020, and May 26, 2019.

Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm.

2.Financial Statement Schedule:

For the fiscal years ended May 30, 2021, May 31, 2020, and May 26, 2019:

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

10.3* 10.4* 10.5*

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

10.6*	2016 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2016).
10.7*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.8*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 23, 2020).

10.9*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.10*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).
10.11*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.12*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.13*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.14*	Executive Survivor Income Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

10.15*

Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.16*

Supplemental Benefits Trust Agreement, dated September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.17*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.18*	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.19*	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

10.20*	Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.21*	2017 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.22*	Supplemental Retirement Plan I (Grandfathered) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.23*	Supplemental Retirement Plan I (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.24

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

10.26

Addendum No. 2 to the Protocol of Cereal Partners Worldwide, dated March 16, 1993, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004).

10.27

Addendum No. 3 to the Protocol of Cereal Partners Worldwide, effective as of March 15, 1993, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

10.28+

Addendum No. 4, effective as August 1, 1998, and Addendum No. 5, effective as April 1, 2000, to the Protocol of Cereal Partners Worldwide between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

10.29

Addendum No. 10 to the Protocol of Cereal Partners Worldwide, effective January 1, 2010, among the Company, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010).

10.30+

Addendum No. 11 to the Protocol of Cereal Partners Worldwide, effective July 17, 2012, among the Company, Nestle S.A., and CPW S.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2012).

10.31

Five-Year Credit Agreement, dated as of April 12, 2021, among the Company, the several financial institutions from time to time party to the agreement, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 15, 2021).

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

_____________

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

Date:June 30, 2021

By/s/ Mark A. Pallot

Name:Mark A. Pallot

Title:Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Harmening Jeffrey L. Harmening	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	June 30, 2021

/s/ Kofi A. Bruce Kofi A. Bruce	Chief Financial Officer (Principal Financial Officer)	June 30, 2021

/s/ Mark A. Pallot Mark A. Pallot	Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 30, 2021

/s/ R. Kerry Clark R. Kerry Clark	Director	June 30, 2021

/s/ David M. Cordani David M. Cordani	Director	June 30, 2021

/s/ Roger W. Ferguson Jr. Roger W. Ferguson Jr.	Director	June 30, 2021

/s/ Maria G. Henry Maria G. Henry	Director	June 30, 2021

/s/ Jo Ann Jenkins Jo Ann Jenkins	Director	June 30, 2021

/s/ Elizabeth C. Lempres Elizabeth C. Lempres	Director	June 30, 2021

/s/ Diane L. Neal Diane L. Neal	Director	June 30, 2021

/s/ Steve Odland Steve Odland	Director	June 30, 2021

/s/ Maria A. Sastre Maria A. Sastre	Director	June 30, 2021

/s/ Eric D. Sprunk Eric D. Sprunk	Director	June 30, 2021

/s/ Jorge A. Uribe Jorge A. Uribe	Director	June 30, 2021

General Mills, Inc. and Subsidiaries
Schedule II - Valuation of Qualifying Accounts

	Fiscal Year
In Millions	2021	2020	2019
Allowance for doubtful accounts:
Balance at beginning of year	$33.2	$28.8	$28.4
Additions charged to expense	25.7	25.9	23.9
Bad debt write-offs	(29.9)	(22.9)	(22.7)
Other adjustments and reclassifications	7.0	1.4	(0.8)
Balance at end of year	$36.0	$33.2	$28.8
Valuation allowance for deferred tax assets:
Balance at beginning of year	$214.2	$213.7	$176.0
Additions charged to expense	9.1	4.2	(5.2)
Adjustments due to acquisitions, translation of amounts, and other	5.9	(3.7)	42.9
Balance at end of year	$229.2	$214.2	$213.7
Reserve for restructuring and other exit charges:
Balance at beginning of year	$17.8	$36.5	$66.8
Additions charged to expense, including translation amounts	143.9	(2.5)	11.6
Net amounts utilized for restructuring activities	(12.9)	(16.2)	(41.9)
Balance at end of year	$148.8	$17.8	$36.5
Reserve for LIFO valuation:
Balance at beginning of year	$202.1	$213.5	$213.2
Increase (decrease)	7.4	(11.4)	0.3
Balance at end of year	$209.5	$202.1	$213.5