Form 10-Q
period 2021-08-29
GENERAL MILLS INC
filed 2021-09-22
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of September 14, 2021: 605,692,452 (excluding 148,920,876 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 29, 2021	Aug. 30, 2020
Net sales	$4,539.9	$4,364.0
Cost of sales	2,942.5	2,773.6
Selling, general, and administrative expenses	757.4	736.2
Restructuring, impairment, and other exit costs (recoveries)	(4.3)	0.5
Operating profit	844.3	853.7
Benefit plan non-service income	(29.6)	(33.3)
Interest, net	95.9	111.1
Earnings before income taxes and after-tax earnings from joint ventures	778.0	775.9
Income taxes	168.9	170.8
After-tax earnings from joint ventures	29.1	41.3
Net earnings, including earnings attributable to redeemable and noncontrolling interests	638.2	646.4
Net earnings attributable to redeemable and noncontrolling interests	11.2	7.5
Net earnings attributable to General Mills	$627.0	$638.9
Earnings per share – basic	$1.03	$1.04
Earnings per share – diluted	$1.02	$1.03

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 29, 2021	Aug. 30, 2020
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$638.2	$646.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(23.9)	66.2
Other fair value changes:
Hedge derivatives	1.7	(12.1)
Reclassification to earnings:
Hedge derivatives	10.6	(1.7)
Amortization of losses and prior service costs	8.4	19.5
Other comprehensive (loss) income, net of tax	(3.2)	71.9
Total comprehensive income	635.0	718.3
Comprehensive (loss) income attributable to redeemable and noncontrolling interests	(23.5)	73.7
Comprehensive income attributable to General Mills	$658.5	$644.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Aug. 29, 2021	May 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$710.6	$1,505.2
Receivables	1,691.7	1,638.5
Inventories	1,935.2	1,820.5
Prepaid expenses and other current assets	734.3	790.3
Assets held for sale	1,248.4	-
Total current assets	6,320.2	5,754.5
Land, buildings, and equipment	3,343.2	3,606.8
Goodwill	14,549.9	14,062.4
Other intangible assets	6,831.0	7,150.6
Other assets	1,287.9	1,267.6
Total assets	$32,332.2	$31,841.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,288.0	$3,653.5
Current portion of long-term debt	1,590.5	2,463.8
Notes payable	1,035.5	361.3
Other current liabilities	1,673.9	1,787.2
Liabilities held for sale	547.5	-
Total current liabilities	8,135.4	8,265.8
Long-term debt	10,326.9	9,786.9
Deferred income taxes	2,076.0	2,118.4
Other liabilities	1,224.1	1,292.7
Total liabilities	21,762.4	21,463.8
Redeemable interest	584.0	604.9
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,345.0	1,365.5
Retained earnings	17,384.5	17,069.8
Common stock in treasury, at cost, shares of 148.3 and 146.9	(6,715.0)	(6,611.2)
Accumulated other comprehensive loss	(2,397.7)	(2,429.2)
Total stockholders' equity	9,692.3	9,470.4
Noncontrolling interests	293.5	302.8
Total equity	9,985.8	9,773.2
Total liabilities and equity	$32,332.2	$31,841.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 29, 2021		Aug. 30, 2020
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,773.2		$8,349.5
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,365.5		1,348.6
Stock compensation plans		9.1		23.6
Unearned compensation related to stock unit awards		(68.3)		(74.9)
Earned compensation		33.1		28.2
Decrease in redemption value of redeemable interest		5.6		10.0
Ending balance		1,345.0		1,335.5
Retained earnings:
Beginning balance		17,069.8		15,982.1
Comprehensive income		627.0		638.9
Cash dividends declared ($0.51 and $0.49 per share)		(312.3)		(302.8)
Adoption of current expected credit loss accounting requirements		-		(5.7)
Ending balance		17,384.5		16,312.5
Common stock in treasury:
Beginning balance	(146.9)	(6,611.2)	(144.8)	(6,433.3)
Shares purchased	(2.5)	(150.1)	-	-
Stock compensation plans	1.1	46.3	1.5	63.1
Ending balance	(148.3)	(6,715.0)	(143.3)	(6,370.2)
Accumulated other comprehensive loss:
Beginning balance		(2,429.2)		(2,914.4)
Comprehensive income		31.5		5.7
Ending balance		(2,397.7)		(2,908.7)
Noncontrolling interests:
Beginning balance		302.8		291.0
Comprehensive (loss) income		(8.2)		23.4
Distributions to noncontrolling interest holders		(1.1)		(1.1)
Ending balance		293.5		313.3
Total equity, ending balance		$9,985.8		$8,757.9
Redeemable interest:
Beginning balance		$604.9		$544.6
Comprehensive (loss) income		(15.3)		50.3
Decrease in redemption value of redeemable interest		(5.6)		(10.0)
Ending balance		$584.0		$584.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Quarter Ended
	Aug. 29, 2021	Aug. 30, 2020
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$638.2	$646.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145.8	146.1
After-tax earnings from joint ventures	(29.1)	(41.3)
Distributions of earnings from joint ventures	22.6	19.9
Stock-based compensation	26.8	28.3
Deferred income taxes	19.6	23.0
Pension and other postretirement benefit plan contributions	(5.4)	(5.6)
Pension and other postretirement benefit plan costs	(7.2)	(8.6)
Restructuring, impairment, and other exit costs	(19.5)	(2.7)
Changes in current assets and liabilities, excluding the effects of acquisition	(389.5)	(157.8)
Other, net	(32.5)	(64.1)
Net cash provided by operating activities	369.8	583.6
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(104.0)	(117.0)
Acquisition	(1,198.6)	-
Investments in affiliates, net	5.7	(0.7)
Proceeds from disposal of land, buildings, and equipment	0.3	0.3
Other, net	(1.3)	(5.6)
Net cash used by investing activities	(1,297.9)	(123.0)
Cash Flows - Financing Activities
Change in notes payable	698.7	(120.9)
Issuance of long-term debt	582.2	595.2
Payment of long-term debt	(612.1)	(555.1)
Proceeds from common stock issued on exercised options	7.9	30.0
Purchases of common stock for treasury	(150.1)	-
Dividends paid	(312.3)	(302.8)
Distributions to noncontrolling and redeemable interest holders	(1.1)	(1.1)
Other, net	(18.2)	(18.0)
Net cash provided (used) by financing activities	195.0	(372.7)
Effect of exchange rate changes on cash and cash equivalents	(18.1)	31.0
(Decrease) increase in cash and cash equivalents	(751.2)	118.9
Cash and cash equivalents - beginning of year	1,505.2	1,677.8
Cash and cash equivalents - end of period (includes $43.4 million of cash classified as held for sale as of August 29, 2021)	$754.0	$1,796.7
Cash Flow from changes in current assets and liabilities, excluding the effects of acquisition:
Receivables	$(145.3)	$7.2
Inventories	(116.1)	(158.6)
Prepaid expenses and other current assets	39.0	88.2
Accounts payable	(214.9)	(45.9)
Other current liabilities	47.8	(48.7)
Changes in current assets and liabilities	$(389.5)	$(157.8)

See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended August 29, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2022.

These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021. The accounting policies used in preparing these Consolidated Financial Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.

Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Acquisition and Divestiture

During the first quarter of fiscal 2022, we acquired the Tyson Foods’ pet treats business for $1.2 billion in cash. We financed the transaction with a combination of cash on hand and short-term debt. We consolidated the Tyson Foods’ pet treats business into our Consolidated Balance Sheets and recorded goodwill of $759.4 million, indefinite-lived intangible assets for the Nudges, Top Chews and True Chews brands totaling $330.0 million in aggregate, and a finite-lived customer relationship asset of $40.0 million. The goodwill is included in the Pet reporting unit and is deductible for tax purposes. The pro forma effects of this acquisition were not material. We have conducted a preliminary assessment of the fair value of the acquired assets and liabilities of the Tyson Foods’ pet treats business. The consolidated results of the Tyson Foods’ pet treats business are reported in our Pet operating segment on a one-month lag. Accordingly, our Consolidated Statements of Earnings include one month of operating results for the acquired business for the quarter ended August 29, 2021.

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal International (Sodiaal) in exchange for full ownership of the Canadian Yoplait business, a reduced royalty rate for the use of Yoplait and Liberté brands in the United States and Canada, and cash. This transaction is expected to be completed by the end of calendar year 2021. We have classified all Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl assets and liabilities as held for sale in our Consolidated Balance Sheets as of August 29, 2021.

The components of assets held for sale and liabilities held for sale are as follows:
In Millions	Aug. 29, 2021
Cash and cash equivalents	$43.4
Receivables	110.3
Inventories	28.2
Prepaid expenses and other current assets	18.8
Land, buildings, and equipment	168.9
Goodwill	226.7
Other intangible assets	647.6
Other assets	4.5
Assets held for sale	$1,248.4

Accounts payable	$92.2
Current portion of long-term debt	59.0
Notes payable	191.8
Other current liabilities	110.0
Deferred income taxes	81.1
Other liabilities	13.4
Liabilities held for sale	$547.5

(3) Restructuring, Impairment, and Other Exit Costs

During the first quarter of fiscal 2022, we did not undertake any new restructuring actions. We recorded a $4.1 million net recovery of restructuring charges in the first quarter of fiscal 2022 and $1.0 million of restructuring charges in the first quarter of fiscal 2021 for previously announced restructuring actions. Certain actions are subject to union negotiations and works counsel consultations, where required. We expect these actions to be completed by the end of fiscal 2023.

We paid net $15.4 million of cash in the first quarter of fiscal 2022 related to restructuring actions previously announced. We paid net $3.7 million of cash in the same period of fiscal 2021.

Restructuring charges are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Restructuring, impairment, and other exit costs (recoveries)	$(4.3)	$0.5
Cost of sales	0.2	0.5
Total restructuring charges (recoveries)	$(4.1)	$1.0

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Total
Reserve balance as of May 30, 2021	$148.8
Fiscal 2022 charges, including foreign currency translation	0.1
Utilized in fiscal 2022	(13.5)
Reserve balance as of August 29, 2021	$135.4

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 29, 2021	May 30, 2021
Goodwill	$14,549.9	$14,062.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,541.7	6,628.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	403.1	823.4
Less accumulated amortization	(113.8)	(300.9)
Intangible assets subject to amortization, net	289.3	522.5
Other intangible assets	6,831.0	7,150.6
Total	$21,380.9	$21,213.0

Based on the carrying value of finite-lived intangible assets as of August 29, 2021, annual amortization expense for each of the next five fiscal years is estimated to be approximately $20 million.

The changes in the carrying amount of goodwill during the first quarter of fiscal 2022 were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 30, 2021	$6,419.3	$5,300.5	$918.8	$765.5	$212.7	$445.6	$14,062.4
Acquisition	-	759.4	-	-	-	-	759.4
Reclassified to assets held for sale	-	-	-	(214.5)	(12.2)	-	(226.7)
Other activity, primarily foreign currency translation	(5.4)	-	-	(24.6)	(0.7)	(14.5)	(45.2)
Balance as of Aug. 29, 2021	$6,413.9	$6,059.9	$918.8	$526.4	$199.8	$431.1	$14,549.9

The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2022 were as follows:
In Millions	Total
Balance as of May 30, 2021	$7,150.6
Acquisition	370.0
Reclassified to assets held for sale	(647.6)
Other activity, primarily foreign currency translation	(42.0)
Balance as of Aug. 29, 2021	$6,831.0

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

(5) Inventories

The components of inventories were as follows:

In Millions	Aug. 29, 2021	May 30, 2021
Raw materials and packaging	$425.1	$411.9
Finished goods	1,640.5	1,506.9
Grain	128.0	111.2
Excess of FIFO over LIFO cost	(258.4)	(209.5)
Total	$1,935.2	$1,820.5

In addition, we had $28.2 million of inventories classified as held for sale as of August 29, 2021.

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

Unallocated corporate items for the quarters ended August 29, 2021, and August 30, 2020, included:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Net gain on mark-to-market valuation of certain commodity positions	$30.4	$10.4
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(34.7)	12.0
Net mark-to-market revaluation of certain grain inventories	28.4	(6.0)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$24.1	$16.4

As of August 29, 2021, the net notional value of commodity derivatives was $359.9 million, of which $57.9 million related to energy inputs and $302.0 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 29, 2021 and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of August 29, 2021, $1,312.8 million of our total accounts payable were payable to suppliers who utilize these third party services. As of August 30, 2020, $1,337.1 million of our accounts payable were payable to suppliers who utilize these third-party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Aug. 29, 2021	May 30, 2021
U.S. commercial paper	$730.0	$-
Financial institutions	305.5	361.3
Total	$1,035.5	$361.3

In addition, we had $191.8 million of notes payable classified as held for sale as of August 29, 2021.

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have committed and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 29, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
September 2022	0.2	0.2
Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.6	0.3
Total committed and uncommitted credit facilities	$3.5	$0.5

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of August 29, 2021.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $12,982.6 million and $11,917.4 million, respectively, as of August 29, 2021. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In addition, we had $59.0 million of debt classified as held for sale as of August 29, 2021.

In the first quarter of fiscal 2022, we issued €500.0 million of floating-rate notes due July 27, 2023. We used the net proceeds to repay €500.0 million of 0.0 percent fixed-rate notes due August 21, 2021.

In the first quarter of fiscal 2022, we repaid €200.0 million of 2.2 percent fixed-rate notes due June 24, 2021 using proceeds from the issuance of €50.0 million of 2.2 percent fixed-rate notes due November 29, 2021 and borrowings under a committed credit facility.

Subsequent to the end of the first quarter of fiscal 2022, we gave notice that we will redeem in full $1,000.0 million of 3.15 percent fixed-rate notes due December 15, 2021. The notes will be redeemed on October 14, 2021.

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

Certain of our long-term debt agreements contain restrictive covenants. As of August 29, 2021, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. Yoplait SAS pays dividends annually if it meets certain financial metrics set forth in its shareholders’ agreement. As of August 29, 2021, the redemption value of the euro-denominated redeemable interest was $584.0 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through May 31, 2022. Net purchases totaled $50.1 million for the quarter ended August 29, 2021, and $47.8 million for the quarter ended August 30, 2020.

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

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal. Please see Note 2 to the Consolidated Financial Statements.

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

Our noncontrolling interests contain restrictive covenants. As of August 29, 2021, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Aug. 29, 2021					Aug. 30, 2020
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$627.0	$3.0	8.2			$638.9	$0.1	$7.4
Other comprehensive income (loss):
Foreign currency translation	$(11.9)	$22.7	10.8	(11.2)	(23.5)	$(48.1)	$47.8	(0.3)	23.3	43.2
Other fair value changes:
Hedge derivatives	2.8	(1.0)	1.8	-	(0.1)	(15.5)	3.7	(11.8)	-	(0.3)
Reclassification to earnings:
Hedge derivatives (a)	12.0	(1.5)	10.5	-	0.1	(2.1)	0.4	(1.7)	-	-
Amortization of losses and prior service costs (b)	10.8	(2.4)	8.4	-	-	25.3	(5.8)	19.5	-	-
Other comprehensive income (loss)	$13.7	$17.8	31.5	(11.2)	(23.5)	$(40.4)	$46.1	5.7	23.3	42.9
Total comprehensive income (loss)			$658.5	$(8.2)	$(15.3)			$644.6	$23.4	$50.3

(a)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 29, 2021	May 30, 2021
Foreign currency translation adjustments	$(819.4)	$(830.2)
Unrealized loss from:
Hedge derivatives	(6.2)	(18.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,693.0)	(1,718.4)
Prior service credits	120.9	137.9
Accumulated other comprehensive loss	$(2,397.7)	$(2,429.2)

(10) Stock Plans

We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Compensation expense related to stock-based payments	$33.6	$28.3

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2022.

Windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Windfall tax benefits from stock-based payments	$4.7	$6.2

As of August 29, 2021, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $150.6 million. This expense will be recognized over 26 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Net cash proceeds	$7.9	$30.0
Intrinsic value of options exercised	$5.1	$18.7

We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
	Aug. 29, 2021		Aug. 30, 2020
Estimated fair values of stock options granted	$8.77		$8.03
Assumptions:
Risk-free interest rate	1.5%		0.7%
Expected term	8.5	years	8.5	years
Expected volatility	20.2%		19.5%
Dividend yield	3.4%		3.3%

The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Total grant date fair value	$69.5	$62.0

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 29, 2021	Aug. 30, 2020
Net earnings attributable to General Mills	$627.0	$638.9
Average number of common shares - basic EPS	610.4	614.1
Incremental share effect from: (a)
Stock options	2.1	3.2
Restricted stock units and performance share units	2.3	2.5
Average number of common shares - diluted EPS	614.8	619.8
Earnings per share – basic	$1.03	$1.04
Earnings per share – diluted	$1.02	$1.03

(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Anti-dilutive stock options, restricted stock units, and performance share units	4.6	3.1

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Shares of common stock	2.5	-
Aggregate purchase price	$150.1	$-

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Net cash interest payments	$69.9	$80.4
Net income tax payments	$33.1	$76.2

(14) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020	Aug. 29, 2021	Aug. 30, 2020	Aug. 29, 2021	Aug. 30, 2020
Service cost	$23.7	$26.0	$1.9	$2.2	$1.8	$2.3
Interest cost	46.3	48.0	3.2	4.5	0.4	0.4
Expected return on plan assets	(102.8)	(105.0)	(6.7)	(8.7)	-	-
Amortization of losses (gains)	34.9	26.8	(2.7)	(1.3)	0.8	0.7
Amortization of prior service costs (credits)	0.2	0.3	(5.2)	(1.4)	0.1	0.2
Other adjustments	-	-	-	-	1.9	2.2
Curtailment gain	(14.8)	-	(5.5)	-	-	-
Net (income) expense	$(12.5)	$(3.9)	$(15.0)	$(4.7)	$5.0	$5.8

(15) Income Taxes

During the first quarter of fiscal 2022, the Brazilian tax authority, Secretaria da Receita Federal do Brasil (RFB), concluded audits of our 2016 through 2018 tax return years. These audits included a review of our determinations of amortization of certain goodwill arising from the acquisition of Yoki Alimentos S.A. The RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to this transaction. The RFB had previously proposed adjustments related to the goodwill amortization associated with our 2012 through 2015 tax return years. We believe we have meritorious defenses and intend to continue to contest the disallowance for all years.

(16) Contingencies

During fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of August 29, 2021, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

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

Operating profit for these segments excludes unallocated corporate items, gain or loss on divestitures, and restructuring, impairment, and other exit costs. Unallocated corporate items include corporate overhead expenses, variances to planned North American employee benefits and incentives, certain charitable contributions, restructuring initiative project-related costs, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Net sales:
North America Retail	$2,638.9	$2,707.0
Europe & Australia	517.5	491.0
Pet	488.0	391.7
Convenience Stores & Foodservice	482.4	391.6
Asia & Latin America	413.1	382.7
Total	$4,539.9	$4,364.0
Operating profit:
North America Retail	$618.0	$695.4
Europe & Australia	45.2	53.2
Pet	115.2	90.3
Convenience Stores & Foodservice	102.4	69.6
Asia & Latin America	15.4	20.1
Total segment operating profit	$896.2	$928.6
Unallocated corporate items	56.2	74.4
Restructuring, impairment, and other exit costs (recoveries)	(4.3)	0.5
Operating profit	$844.3	$853.7

Net sales for our North America Retail operating units were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
U.S. Meals & Baking	$1,018.8	$1,091.5
U.S. Cereal	614.1	650.7
U.S. Snacks	536.6	519.1
Canada	239.3	214.6
U.S. Yogurt and Other	230.1	231.1
Total	$2,638.9	$2,707.0

Net sales by class of similar products were as follows:

	Quarter Ended
In Millions	Aug. 29, 2021	Aug. 30, 2020
Snacks	$954.5	$891.7
Cereal	731.0	751.9
Convenient meals	695.5	729.6
Yogurt	505.9	488.0
Pet	488.0	391.7
Dough	405.2	384.3
Baking mixes and ingredients	396.3	398.0
Super-premium ice cream	244.8	232.9
Other	118.7	95.9
Total	$4,539.9	$4,364.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.

As the COVID-19 pandemic continues, we expect the largest factor impacting our fiscal 2022 performance will be the relative balance of at-home versus away-from-home consumer food demand and the inflationary cost environment, both of which remain uncertain. We expect at-home food demand will decline year over year across most of our core markets, though will remain above pre-pandemic levels. Conversely, we expect away-from-home food demand to continue to recover, though not fully to pre-pandemic levels. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter Results

In the first quarter of fiscal 2022, net sales increased 4 percent and organic net sales increased 2 percent compared to the same period last year. Operating profit decreased 1 percent to $844 million, primarily driven by higher input costs, partially offset by favorable net price realization and mix, and a decrease in administrative expenses. Operating profit margin of 18.6 percent decreased 100 basis points. Adjusted operating profit of $819 million decreased 2 percent on a constant-currency basis, primarily driven by higher input costs, partially offset by favorable net price realization and mix, and a decrease in administrative expenses. Adjusted operating profit margin decreased 110 basis points to 18.0 percent. Diluted earnings per share of $1.02 decreased 1 percent in the first quarter of fiscal 2022. Adjusted diluted earnings per share of $0.99 decreased 2 percent on a constant-currency basis compared to the first quarter of fiscal 2021. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the first quarter of fiscal 2022 follows:

Quarter Ended Aug. 29, 2021	In millions, except per share	Quarter Ended Aug. 29, 2021 vs. Aug. 30, 2020	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,539.9	4%
Operating profit	844.3	(1)%	18.6%
Net earnings attributable to General Mills	627.0	(2)%
Diluted earnings per share	$1.02	(1)%
Organic net sales growth rate (a)		2%
Adjusted operating profit (a)	819.2	(2)%	18.0%	(2)%
Adjusted diluted earnings per share (a)	$0.99	(1)%		(2)%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 29, 2021 vs Aug. 30, 2020		Aug. 30, 2020
Net sales (in millions)	$4,539.9	4%		$4,364.0
Contributions from volume growth (a)		Flat
Net price realization and mix		3	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 4 percent increase in net sales in the first quarter of fiscal 2022 was driven by favorable net price realization and mix and favorable foreign currency exchange.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 29, 2021 vs
Quarter Ended Aug. 30, 2020
Contributions from organic volume growth (a)	1	pt
Organic net price realization and mix	2	pts
Organic net sales growth	2	pts
Foreign currency exchange	1	pt
Net sales growth	4	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 2 percent in the first quarter of fiscal 2022 primarily driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Cost of sales increased $168 million to $2,942 million in the first quarter of fiscal 2022 compared to the same period in fiscal 2021. The increase was primarily driven by a $186 million increase attributable to product rate and mix partially offset by a $3 million decrease attributable to lower volume. We recorded a $24 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2022 compared to a net decrease of $16 million in the first quarter of fiscal 2021. In the first quarter of fiscal 2021, we recorded a $7 million charge related to a product recall in our international Green Giant business.

Selling, general, and administrative (SG&A) expenses increased $21 million to $757 million in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, primarily driven by net gains on corporate investments recorded in the first quarter of fiscal 2021. SG&A expenses as a percent of net sales in the first quarter of fiscal 2022 decreased 20 basis points compared to the first quarter of fiscal 2021.

Restructuring, impairment, and other exit costs totaled a $4 million net recovery in the first quarter of fiscal 2022. We recorded an insignificant amount of restructuring charges in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $30 million in the first quarter of fiscal 2022 compared to $33 million in the same period last year, primarily reflecting higher amortization of losses and lower expected return on plan assets, partially offset by higher amortization of prior service credits and lower interest costs.

Interest, net for the first quarter of fiscal 2022 totaled $96 million, down $15 million from the first quarter of fiscal 2021, primarily driven by lower rates and lower average debt levels.

The effective tax rate for the first quarter of fiscal 2022 was 21.7 percent compared to 22.0 percent for the first quarter of fiscal 2021. The 0.3 percentage point decrease was primarily due to favorable changes in earnings mix by jurisdiction. Our effective tax rate excluding certain items affecting comparability was 21.7 percent in the first quarter of fiscal 2022 compared to 21.9 percent in the first quarter of fiscal 2021 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.2 percentage point decrease in the adjusted effective tax rate was primarily due to favorable changes in earnings mix by jurisdiction.

The United States Congress is currently working to enact a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to General Mills.

After-tax earnings from joint ventures for the first quarter of fiscal 2022 decreased to $29 million compared to $41 million in the same period in fiscal 2021, primarily driven by lower net sales in the first quarter of fiscal 2022 at Cereal Partners Worldwide (CPW). On a constant-currency basis, after-tax earnings from joint ventures decreased 30 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 29, 2021 vs
Quarter Ended Aug. 30, 2020	CPW		HDJ (a)		Total
Contributions from volume growth (b)	(4)	pts	11	pts
Net price realization and mix	Flat		3	pts
Net sales growth in constant currency	(5)	pts	14	pts	(1)	pt
Foreign currency exchange	3	pts	(3)	pts	2	pts
Net sales growth	(2)	pts	10	pts	Flat
Note: Table may not foot due to rounding.
(a) Häagen-Dazs Japan, Inc. (HDJ)
(b) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 5 million in the first quarter of fiscal 2022 from the same period a year ago primarily due to share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Europe & Australia; Pet; Convenience Stores & Foodservice, and Asia & Latin America. Please refer to Note 17 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 29, 2021 vs Aug. 30, 2020		Aug. 30, 2020
Net sales (in millions)	$2,638.9	(3)%		$2,707.0
Contributions from volume growth (a)		(7)	pts
Net price realization and mix		4	pts
Foreign currency exchange		1	pt

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales decreased 3 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and favorable foreign currency exchange.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 29, 2021
Contributions from organic volume growth (a)	(7)	pts
Organic net price realization and mix	4	pts
Organic net sales growth	(3)	pts
Foreign currency exchange	1	pt
Net sales growth	(3)	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales decreased 3 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 29, 2021
U.S. Meals & Baking	(7)%
U.S. Cereal	(6)
U.S. Snacks	3
Canada (a)	12
U.S. Yogurt and Other	Flat
Total	(3)%

(a)On a constant-currency basis, Canada net sales increased 3 percent for the first quarter of fiscal 2022, compared to the same period in fiscal 2021. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 11 percent to $618 million in the first quarter of fiscal 2022 compared to $695 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and a decrease in administrative expenses. Segment operating profit decreased 12 percent on a constant-currency basis in the first quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 29, 2021 vs Aug. 30, 2020		Aug. 30, 2020
Net sales (in millions)	$517.5	5%		$491.0
Contributions from volume growth (a)		2	pts
Net price realization and mix		(1)	pt
Foreign currency exchange		5	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales increased 5 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable foreign currency exchange and an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 29, 2021
Contributions from organic volume growth (a)	2	pts
Organic net price realization and mix	(1)	pt
Organic net sales growth	Flat
Foreign currency exchange	5	pts
Net sales growth	5	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales essentially matched the same period in fiscal 2021, driven by an increase in contributions from organic volume growth, offset by unfavorable organic net price realization and mix.

Segment operating profit decreased 15 percent to $45 million in the first quarter of fiscal 2022 from $53 million in the same period in fiscal 2021, primarily driven by unfavorable net price realization and mix, partially offset by favorable foreign currency exchange. Segment operating profit decreased 22 percent on a constant-currency basis in the first quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 29, 2021 vs Aug. 30, 2020		Aug. 30, 2020
Net sales (in millions)	$488.0	25%		$391.7
Contributions from volume growth (a)		13	pts
Net price realization and mix		12	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 25 percent during the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business, and favorable net price realization and mix.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 29, 2021
Contributions from organic volume growth (a)	12	pts
Organic net price realization and mix	8	pts
Organic net sales growth	20	pts
Acquisition (b)	5	pts
Foreign currency exchange	Flat
Net sales growth	25	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Pet organic net sales increased 20 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Segment operating profit increased 28 percent to $115 million in the first quarter of fiscal 2022 compared to $90 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs and increased SG&A expenses. Segment operating profit increased 28 percent on a constant-currency basis in the first quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 29, 2021 vs Aug. 30, 2020		Aug. 30, 2020
Net sales (in millions)	$482.4	23%		$391.6
Contributions from volume growth (a)		12	pts
Net price realization and mix		11	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 23 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by an increase in contributions from volume growth and favorable net price realization and mix.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 29, 2021
Contributions from organic volume growth (a)	12	pts
Organic net price realization and mix	11	pts
Organic net sales growth	23	pts
Net sales growth	23	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice organic net sales increased 23 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Segment operating profit increased 47 percent to $102 million in the first quarter of fiscal 2022 compared to $70 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs.

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 29, 2021 vs Aug. 30, 2020		Aug. 30, 2020
Net sales (in millions)	$413.1	8%		$382.7
Contributions from volume growth (a)		(6)	pts
Net price realization and mix		10	pts
Foreign currency exchange		5	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 8 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 29, 2021
Contributions from organic volume growth (a)	1	pt
Organic net price realization and mix	4	pts
Organic net sales growth	6	pts
Foreign currency exchange	5	pts
Divestiture (b)	(2)	pts
Net sales growth	8	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

(b)Related to our sale of the Laticínios Carolina business in Brazil in fiscal 2021.

Asia & Latin America organic net sales increased 6 percent in the first quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit decreased 23 percent to $15 million in the first quarter of fiscal 2022 from $20 million in the same period in fiscal 2021, primarily driven by higher input costs and increased SG&A expenses, partially offset by favorable net price realization and mix. Segment operating profit decreased 26 percent on a constant-currency basis in the first quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $56 million in the first quarter of fiscal 2022 compared to $74 million in the same period in fiscal 2021. We recorded a $24 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal 2022 compared to a $16 million net decrease in expense in the same period last year. We recorded $1 million of net losses related to valuation adjustments on certain corporate investments in the first quarter of fiscal 2022 compared to $13 million of net gains related to valuation adjustments in the first quarter of fiscal 2021. In addition, we recorded $12 million of integration costs related to our acquisition of Tyson Foods’ pet treats business and $11 million of transaction costs related to the agreement to sell our 51 percent controlling interest in Yoplait SAS and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl in the first quarter of fiscal 2022. We also recorded a $21 million recovery related to a Brazil indirect tax item and a $13 million insurance recovery in the first quarter of fiscal 2022. In the first quarter of fiscal 2021, we recorded a $7 million charge related to a product recall in our international Green Giant business.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2022, cash provided by operations was $370 million compared to $584 million in the same period last year. The $214 million decrease was primarily driven by a $232 million change in current assets and liabilities. The $232 million change in current assets and liabilities was primarily driven by a $169 million change in accounts payable due to timing, and a $152 million change in receivables primarily driven by higher net sales and timing of collections, partially offset by a $96 million change in other current liabilities primarily driven by changes in accrued incentive costs.

Cash used by investing activities during the first quarter of fiscal 2022 was $1,298 million compared to $123 million for the same period in fiscal 2021. In the first quarter of fiscal 2022, we acquired the Tyson Foods’ pet treats business for an aggregate purchase price of $1.2 billion. In addition, investments of $104 million in land, buildings, and equipment in the first quarter of fiscal 2022 decreased by $13 million compared to the same period a year ago.

Cash generated by financing activities during the first quarter of fiscal 2022 was $195 million compared to $373 million used in the same period in fiscal 2021. We had $669 million of net debt issuances in the first quarter of fiscal 2022 compared to $81 million of net debt repayments in the same period a year ago. We paid $312 million of dividends in the first quarter of fiscal 2022 compared to $303 million in the same period last year.

Our sources of liquidity were not materially impacted by the COVID-19 pandemic. As the COVID-19 pandemic evolves, we will continue to evaluate its impact to our sources of liquidity.

As of August 29, 2021, we had $711 million of cash and cash equivalents including cash held for sale in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. As such, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

The following table details the fee-paid committed and uncommitted credit lines we had available as of August 29, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
September 2022	0.2	0.2
Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.6	0.3
Total committed and uncommitted credit facilities	$3.5	$0.5

We have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) holds the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal has the ability to put all or a portion of its redeemable interest to us at fair value once per year, up to three times before December 2024. As of August 29, 2021, the redemption value of the redeemable interest was $584 million, which approximates its fair value.

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal. In fiscal 2021, our European Yoplait operations had $732 million of net sales. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of August 29, 2021, we were in compliance with all of these covenants.

We have $1,590 million of long-term debt maturing in the next 12 months that is classified as current, including $1,000 million of 3.15 percent notes to be redeemed October 14, 2021, and, €500 million of 0.0 percent fixed-rate notes due November 2021. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021. The accounting policies used in preparing our interim fiscal 2022 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 29, 2021, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

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

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal. In connection with the agreement, we tested the individual assets associated with Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl for impairment, and determined there was no impairment as the fair value of these assets and liabilities exceeded their carrying values.

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

Significant Items Impacting Comparability

Several measures below are presented on an adjusted basis. The adjustments are either items resulting from infrequently occurring events or items that, in management’s judgment, significantly affect the year-to-year assessment of operating results.

The following are descriptions of significant items impacting comparability of our results.

Mark-to-market effects

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Non-income tax recovery

Recovery related to a Brazil indirect tax item recorded in fiscal 2022.

Acquisition integration costs

Integration costs resulting from the acquisition of Tyson Foods’ pet treats business. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Transaction costs

Transaction costs related to the definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Restructuring charges

Restructuring charges for previously announced restructuring actions. Please see Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Investment activity, net

Valuation adjustments of certain corporate investments in fiscal 2022 and fiscal 2021.

Product recall

Product recall costs recorded in fiscal 2021 related to our international Green Giant business.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Aug. 29, 2021		Aug. 30, 2020
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$844.3	18.6%	$853.7	19.6%
Mark-to-market effects	(24.1)	(0.5)%	(16.4)	(0.4)%
Non-income tax recovery	(20.6)	(0.5)%	-	-%
Acquisition integration costs	12.4	0.3%	-	-%
Transaction costs	10.6	0.2%	-	-%
Restructuring charges	(4.1)	(0.1)%	1.0	-%
Investment activity, net	0.7	-%	(13.0)	(0.3)%
Product recall	-	-%	7.1	0.2%
Adjusted operating profit	$819.2	18.0%	$832.5	19.1%

Note: Table may not foot due to rounding.

For more information on the reconciling items, please refer to the Significant Items Impacting Comparability section above.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended
	Aug. 29, 2021	Aug. 30, 2020	Change
Operating profit as reported	$844.3	$853.7	(1)%
Mark-to-market effects	(24.1)	(16.4)
Non-income tax recovery	(20.6)	-
Acquisition integration costs	12.4	-
Transaction costs	10.6	-
Restructuring charges	(4.1)	1.0
Investment activity, net	0.7	(13.0)
Product recall	-	7.1
Adjusted operating profit	$819.2	$832.5	(2)%
Foreign currency exchange impact			1	pt
Adjusted operating profit growth, on a constant-currency basis			(2)%

Note: Table may not foot due to rounding.

For more information on the reconciling items, please refer to the Significant Items Impacting Comparability section above.

Adjusted Diluted EPS and Related Constant-currency Growth Rate

This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Quarter Ended
Per Share Data	Aug. 29, 2021	Aug. 30, 2020	Change
Diluted earnings per share, as reported	$1.02	$1.03	(1)%
Mark-to-market effects	(0.03)	(0.02)
Non-income tax recovery	(0.02)	-
Acquisition integration costs	0.02	-
Restructuring charges	(0.01)	-
Transaction costs	0.01	-
Investment activity, net	-	(0.02)
Product recall	-	0.01
Adjusted diluted earnings per share	$0.99	$1.00	(1)%
Foreign currency exchange impact			1	pt
Adjusted diluted earnings per share growth, on a constant-currency basis			(2)%

Note: Table may not foot due to rounding.

For more information on the reconciling items, please refer to the Significant Items Impacting Comparability section above.

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

After-tax earnings from joint ventures growth rate on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Aug. 29, 2021	(30)%	Flat	(30)%
Note: Table may not foot due to rounding.

Net Sales Growth Rate for Our Canada Operating Unit on Constant-currency Basis

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

Net sales growth rates for our Canada operating unit on a constant-currency basis is calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Aug. 29, 2021	12%	8	pts	3%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 29, 2021
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(11)%	Flat		(12)%
Europe & Australia	(15)%	6	pts	(22)%
Pet	28%	Flat		28%
Asia & Latin America	(23)%	3	pts	(26)%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rate

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended
	Aug. 29, 2021		Aug. 30, 2020
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$778.0	$168.9	$775.9	$170.8
Mark-to-market effects	(24.1)	(5.5)	(16.4)	(3.8)
Non-income tax recovery	(20.6)	(7.0)	-	-
Acquisition integration costs	12.4	2.8	-	-
Transaction costs	10.6	4.6	-	-
Restructuring charges	(4.1)	(0.9)	1.0	0.2
Investment activity, net	0.7	0.2	(13.0)	(3.0)
Product recall	-	-	7.1	0.8
As adjusted	$752.8	$163.0	$754.6	$165.1
Effective tax rate:
As reported		21.7%		22.0%
As adjusted		21.7%		21.9%
Sum of adjustment to income taxes		$(5.9)		$(5.7)
Average number of common shares - diluted EPS		614.8		619.8
Impact of income tax adjustments on adjusted diluted EPS		$(0.01)		$(0.01)

Note: Table may not foot due to rounding.

For more information on the reconciling items, please refer to the Significant Items Impacting Comparability section above.

(a) Earnings before income taxes and after-tax earnings from joint ventures.

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

OCI. Other Comprehensive Income.

Organic net sales growth. Net sales growth adjusted for foreign currency translation, acquisitions, divestitures and a 53rd fiscal week, when applicable.

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

You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021 which could also affect our future results.

We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 29, 2021, was as follows:

In Millions	One-day Loss in Fair Value	Change During Quarter Ended Aug. 29, 2021	Analysis of Change
Interest rate instruments	$48	$11	Larger Portfolio & Higher Market Volatility
Foreign currency instruments	15	(11)	Smaller Portfolio
Commodity instruments	7	3	Larger Portfolio & Higher Market Volatility
Equity instruments	2	(1)	Immaterial

For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 29, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended August 29, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
May 31, 2021 - July 4, 2021	1,223,598	$61.42	1,223,598	34,433,097
July 5, 2021 - August 1, 2021	1,191,164	$59.40	1,191,164	33,209,499
August 2, 2021 - August 29, 2021	69,728	$60.77	69,728	32,018,335
Total	2,484,490	$60.43	2,484,490	31,948,607

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
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 29, 2021, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: September 22, 2021	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)