Form 10-Q
period 2021-11-28
GENERAL MILLS INC
filed 2021-12-21
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 001-01185

________________

GENERAL MILLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763)764-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	GIS	New York Stock Exchange
1.000% Notes due 2023	GIS23A	New York Stock Exchange
0.125% Notes due 2025	GIS25A	New York Stock Exchange
0.450% Notes due 2026	GIS26	New York Stock Exchange
1.500% Notes due 2027	GIS27	New York Stock Exchange

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

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of December 14, 2021: 603,206,700 (excluding 151,406,628 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Net sales	$5,024.0	$4,719.4	$9,563.9	$9,083.4
Cost of sales	3,392.8	2,998.3	6,335.3	5,771.9
Selling, general, and administrative expenses	828.8	804.1	1,586.2	1,540.3
Restructuring, impairment, and other exit costs (recoveries)	2.3	0.4	(2.0)	0.9
Operating profit	800.1	916.6	1,644.4	1,770.3
Benefit plan non-service income	(27.7)	(32.9)	(57.3)	(66.2)
Interest, net	92.7	100.6	188.6	211.7
Earnings before income taxes and after-tax earnings from joint ventures	735.1	848.9	1,513.1	1,624.8
Income taxes	159.7	189.4	328.6	360.2
After-tax earnings from joint ventures	33.0	36.4	62.1	77.7
Net earnings, including earnings attributable to redeemable and noncontrolling interests	608.4	695.9	1,246.6	1,342.3
Net earnings attributable to redeemable and noncontrolling interests	11.2	7.5	22.4	15.0
Net earnings attributable to General Mills	$597.2	$688.4	$1,224.2	$1,327.3
Earnings per share – basic	$0.98	$1.12	$2.01	$2.16
Earnings per share – diluted	$0.97	$1.11	$1.99	$2.14

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$608.4	$695.9	$1,246.6	$1,342.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(38.5)	23.7	(62.4)	89.9
Other fair value changes:
Hedge derivatives	18.7	1.9	20.4	(10.2)
Reclassification to earnings:
Hedge derivatives	(6.4)	1.0	4.2	(0.7)
Amortization of losses and prior service costs	22.8	19.8	31.2	39.3
Other comprehensive (loss) income, net of tax	(3.4)	46.4	(6.6)	118.3
Total comprehensive income	605.0	742.3	1,240.0	1,460.6
Comprehensive (loss) income attributable to redeemable and noncontrolling interests	(25.8)	12.8	(49.3)	86.5
Comprehensive income attributable to General Mills	$630.8	$729.5	$1,289.3	$1,374.1

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Nov. 28, 2021	May 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,021.0	$1,505.2
Receivables	1,766.1	1,638.5
Inventories	1,797.3	1,820.5
Prepaid expenses and other current assets	764.8	790.3
Assets held for sale	1,263.2	-
Total current assets	6,612.4	5,754.5
Land, buildings, and equipment	3,291.5	3,606.8
Goodwill	14,523.2	14,062.4
Other intangible assets	6,813.9	7,150.6
Other assets	1,240.6	1,267.6
Total assets	$32,481.6	$31,841.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,450.0	$3,653.5
Current portion of long-term debt	600.7	2,463.8
Notes payable	1,098.0	361.3
Other current liabilities	2,060.2	1,787.2
Liabilities held for sale	604.3	-
Total current liabilities	7,813.2	8,265.8
Long-term debt	10,973.6	9,786.9
Deferred income taxes	2,146.9	2,118.4
Other liabilities	1,181.6	1,292.7
Total liabilities	22,115.3	21,463.8
Redeemable interest	561.6	604.9
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,365.1	1,365.5
Retained earnings	17,363.2	17,069.8
Common stock in treasury, at cost, shares of 151.4 and 146.9	(6,915.2)	(6,611.2)
Accumulated other comprehensive loss	(2,364.1)	(2,429.2)
Total stockholders' equity	9,524.5	9,470.4
Noncontrolling interests	280.2	302.8
Total equity	9,804.7	9,773.2
Total liabilities and equity	$32,481.6	$31,841.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Nov. 28, 2021		Nov. 29, 2020
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,985.9		$8,757.9
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,345.0		1,335.5
Stock compensation plans		(5.1)		(2.4)
Unearned compensation related to stock unit awards		(3.9)		(2.8)
Earned compensation		20.6		20.0
Decrease (increase) in redemption value of redeemable interest		8.5		(17.0)
Ending balance		1,365.1		1,333.3
Retained earnings:
Beginning balance		17,384.5		16,312.5
Net earnings attributable to General Mills		597.2		688.4
Cash dividends declared ($1.02 per share)		(618.5)		(626.7)
Ending balance		17,363.2		16,374.2
Common stock in treasury:
Beginning balance	(148.3)	(6,715.0)	(143.3)	(6,370.2)
Shares purchased	(3.7)	(224.9)	-	(0.1)
Stock compensation plans	0.6	24.7	0.1	4.9
Ending balance	(151.4)	(6,915.2)	(143.2)	(6,365.4)
Accumulated other comprehensive loss:
Beginning balance		(2,397.7)		(2,908.7)
Other comprehensive income		33.6		41.1
Ending balance		(2,364.1)		(2,867.6)
Noncontrolling interests:
Beginning balance		293.5		313.3
Comprehensive (loss) income		(11.9)		4.7
Distributions to noncontrolling interest holders		(1.4)		(15.4)
Ending balance		280.2		302.6
Total equity, ending balance		$9,804.7		$8,852.6
Redeemable interest:
Beginning balance		$584.0		$584.9
Comprehensive (loss) income		(13.9)		8.1
(Decrease) increase in redemption value of redeemable interest		(8.5)		17.0
Distributions to redeemable interest holder		-		(22.3)
Ending balance		$561.6		$587.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Six-Month Period Ended
	Nov. 28, 2021		Nov. 29, 2020
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,773.2		$8,349.5
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,365.5		1,348.6
Stock compensation plans		4.0		21.2
Unearned compensation related to stock unit awards		(72.2)		(77.7)
Earned compensation		53.7		48.2
Decrease (increase) in redemption value of redeemable interest		14.1		(7.0)
Ending balance		1,365.1		1,333.3
Retained earnings:
Beginning balance		17,069.8		15,982.1
Net earnings attributable to General Mills		1,224.2		1,327.3
Cash dividends declared ($1.53 and $1.51 per share)		(930.8)		(929.5)
Adoption of current expected credit loss accounting requirements		-		(5.7)
Ending balance		17,363.2		16,374.2
Common stock in treasury:
Beginning balance	(146.9)	(6,611.2)	(144.8)	(6,433.3)
Shares purchased	(6.2)	(375.0)	-	(0.1)
Stock compensation plans	1.7	71.0	1.6	68.0
Ending balance	(151.4)	(6,915.2)	(143.2)	(6,365.4)
Accumulated other comprehensive loss:
Beginning balance		(2,429.2)		(2,914.4)
Other comprehensive income		65.1		46.8
Ending balance		(2,364.1)		(2,867.6)
Noncontrolling interests:
Beginning balance		302.8		291.0
Comprehensive (loss) income		(20.1)		28.1
Distributions to noncontrolling interest holders		(2.5)		(16.5)
Ending balance		280.2		302.6
Total equity, ending balance		$9,804.7		$8,852.6
Redeemable interest:
Beginning balance		$604.9		$544.6
Comprehensive (loss) income		(29.2)		58.4
(Decrease) increase in redemption value of redeemable interest		(14.1)		7.0
Distributions to redeemable interest holder		-		(22.3)
Ending balance		$561.6		$587.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Six-Month Period Ended
	Nov. 28, 2021	Nov. 29, 2020
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,246.6	$1,342.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	286.9	295.1
After-tax earnings from joint ventures	(62.1)	(77.7)
Distributions of earnings from joint ventures	35.8	29.7
Stock-based compensation	47.9	48.7
Deferred income taxes	56.4	42.3
Pension and other postretirement benefit plan contributions	(12.5)	(15.6)
Pension and other postretirement benefit plan costs	(14.4)	(16.9)
Restructuring, impairment, and other exit costs	(44.2)	(3.6)
Changes in current assets and liabilities, excluding the effects of acquisition	(88.7)	(147.8)
Other, net	46.1	(69.7)
Net cash provided by operating activities	1,497.8	1,426.8
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(224.3)	(226.2)
Acquisition, net of cash acquired	(1,198.6)	-
Investments in affiliates, net	4.8	18.1
Proceeds from disposal of land, buildings, and equipment	1.5	0.4
Other, net	20.6	(3.6)
Net cash used by investing activities	(1,396.0)	(211.3)
Cash Flows - Financing Activities
Change in notes payable	854.2	(159.6)
Issuance of long-term debt	1,935.0	971.3
Payment of long-term debt	(2,221.7)	(555.0)
Proceeds from common stock issued on exercised options	26.1	31.1
Purchases of common stock for treasury	(375.0)	(0.1)
Dividends paid	(623.2)	(617.7)
Distributions to noncontrolling and redeemable interest holders	(2.5)	(4.8)
Other, net	(20.1)	(18.8)
Net cash used by financing activities	(427.2)	(353.6)
Effect of exchange rate changes on cash and cash equivalents	(35.1)	43.1
(Decrease) increase in cash and cash equivalents	(360.5)	905.0
Cash and cash equivalents - beginning of year	1,505.2	1,677.8
Cash and cash equivalents - end of period (includes $123.7 million of cash classified as held for sale as of November 28, 2021)	$1,144.7	$2,582.8
Cash Flow from changes in current assets and liabilities, excluding the effects of acquisition:
Receivables	$(237.3)	$(135.2)
Inventories	9.2	(258.6)
Prepaid expenses and other current assets	(1.2)	81.6
Accounts payable	(28.4)	165.8
Other current liabilities	169.0	(1.4)
Changes in current assets and liabilities	$(88.7)	$(147.8)
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended November 28, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2022.

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

(2) Acquisition and Divestitures

During the second quarter of fiscal 2022, we entered into definitive agreements to sell our European dough businesses. The transactions are expected to close by the end of fiscal 2022, subject to appropriate labor consultations, regulatory approvals, and other customary closing conditions. The associated assets and liabilities have an immaterial impact on the presentation of our Consolidated Balance Sheets as of November 28, 2021.

During the first quarter of fiscal 2022, we acquired the Tyson Foods’ pet treats business for $1.2 billion in cash. We financed the transaction with a combination of cash on hand and short-term debt. We consolidated the Tyson Foods’ pet treats business into our Consolidated Balance Sheets and recorded goodwill of $759.4 million, indefinite-lived intangible assets for the Nudges, Top Chews and True Chews brands totaling $330.0 million in aggregate, and a finite-lived customer relationship asset of $40.0 million. The goodwill is included in the Pet reporting unit and is deductible for tax purposes. The pro forma effects of this acquisition were not material. The consolidated results of the Tyson Foods’ pet treat business are reported in our Pet operating segment on a one-month lag. Accordingly, our Consolidated Statements of Earnings include four months of operating results for the acquired business for the six-month period ended November 28, 2021.

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal International (Sodiaal) in exchange for full ownership of the Canadian Yoplait business, a reduced royalty rate for the use of Yoplait and Liberté brands in the United States and Canada, and cash. The transaction closed subsequent to the end of the second quarter of fiscal 2022. We expect to record a pre-tax gain on the sale of this business during the third quarter of fiscal 2022. We have classified all Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl assets and liabilities as held for sale in our Consolidated Balance Sheets as of November 28, 2021.

The components of assets held for sale and liabilities held for sale are as follows:
In Millions	Nov. 28, 2021
Cash and cash equivalents	$123.7
Receivables	111.2
Inventories	24.6
Prepaid expenses and other current assets	18.4
Land, buildings, and equipment	164.3
Goodwill	194.9
Other intangible assets	621.8
Other assets	4.3
Assets held for sale	$1,263.2

Accounts payable	$90.8
Current portion of long-term debt	56.6
Notes payable	262.9
Other current liabilities	102.3
Deferred income taxes	77.7
Other liabilities	14.0
Liabilities held for sale	$604.3

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring charges were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Asia & Latin America manufacturing and logistics operations	$12.6	$-	$12.6	$-
(Recoveries) charges associated with restructuring actions previously announced	(9.9)	0.9	(14.0)	1.9
Total restructuring charges (recoveries)	$2.7	$0.9	$(1.4)	$1.9

In the second quarter of fiscal 2022, we approved restructuring actions in the Asia & Latin America segment to drive efficiencies in manufacturing and logistics operations. We expect to incur approximately $21 million of restructuring charges and project-related costs related to these actions, of which approximately $12 million will be cash. These charges are expected to consist of approximately $8 million of severance and $10 million of other costs, primarily asset write-offs. We also expect to incur approximately $3 million of project-related costs. We recognized $7.9 million of severance and $4.7 million of other costs in the second quarter of fiscal 2022. We expect these actions to be completed by the end of fiscal 2024.

We recorded a $9.9 million net recovery of restructuring charges in the second quarter of fiscal 2022 and a $14.0 million net recovery of restructuring charges in the six-month period ended November 28, 2021, related to restructuring actions previously announced. We recorded $0.9 million of restructuring charges in the second quarter of fiscal 2021 and $1.9 million of restructuring charges in the six-month period ended November 29, 2020, related to restructuring actions previously announced. The charges associated with restructuring actions previously announced primarily related to actions designed to better align our organizational structure and resources with strategic initiatives. We expect these actions to be completed by the end of fiscal 2023. Certain actions are subject to union negotiations and works counsel consultations, where required.

We paid net $42.8 million of cash in the six-month period ended November 28, 2021, related to restructuring actions previously announced. We paid net $5.5 million of cash in the same period of fiscal 2021.

Restructuring charges are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Restructuring, impairment, and other exit costs (recoveries)	$2.3	$0.4	$(2.0)	$0.9
Cost of sales	0.4	0.5	0.6	1.0
Total restructuring charges (recoveries)	$2.7	$0.9	$(1.4)	$1.9

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Total
Reserve balance as of May 30, 2021	$148.8
Fiscal 2022 net recoveries, including foreign currency translation	(2.0)
Utilized in fiscal 2022	(37.1)
Reserve balance as of Nov. 28, 2021	$109.7

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 28, 2021	May 30, 2021
Goodwill	$14,523.2	$14,062.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,529.1	6,628.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	402.5	823.4
Less accumulated amortization	(117.7)	(300.9)
Intangible assets subject to amortization, net	284.8	522.5
Other intangible assets	6,813.9	7,150.6
Total	$21,337.1	$21,213.0

Based on the carrying value of finite-lived intangible assets as of November 28, 2021, annual amortization expense for each of the next five fiscal years is estimated to be approximately $20 million.

The changes in the carrying amount of goodwill during the six-month period ended November 28, 2021, were as follows:

In Millions	North America Retail	Pet	Convenience Stores & Foodservice	Europe & Australia	Asia & Latin America	Joint Ventures	Total
Balance as of May 30, 2021	$6,419.3	$5,300.5	$918.8	$765.5	$212.7	$445.6	$14,062.4
Acquisition	-	759.4	-	-	-	-	759.4
Reclassified to assets held for sale	-	-	-	(184.6)	(10.3)	-	(194.9)
Other activity, primarily foreign currency translation	(7.1)	-	-	(53.2)	(11.4)	(32.0)	(103.7)
Balance as of Nov. 28, 2021	$6,412.2	$6,059.9	$918.8	$527.7	$191.0	$413.6	$14,523.2

The changes in the carrying amount of other intangible assets during the six-month period ended November 28, 2021, were as follows:
In Millions	Total
Balance as of May 30, 2021	$7,150.6
Acquisition	370.0
Reclassified to assets held for sale	(621.8)
Other activity, primarily foreign currency translation	(84.9)
Balance as of Nov. 28, 2021	$6,813.9

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2022, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Uncle Toby’s brand intangible asset.

The excess fair value as of the fiscal 2022 test date of the Uncle Toby’s brand intangible asset is as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2022 Test Date
Uncle Toby's	$55.0	7%

In addition, while having significant coverage as of our fiscal 2022 assessment date, the Europe & Australia reporting unit and the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories

The components of inventories were as follows:

In Millions	Nov. 28, 2021	May 30, 2021
Raw materials and packaging	$422.1	$411.9
Finished goods	1,457.4	1,506.9
Grain	206.4	111.2
Excess of FIFO over LIFO cost	(288.6)	(209.5)
Total	$1,797.3	$1,820.5

In addition, we had $24.6 million of inventories classified as held for sale as of November 28, 2021.

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

Unallocated corporate items for the quarters and six-month periods ended November 28, 2021, and November 29, 2020, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Net gain on mark-to-market valuation of certain commodity positions	$16.6	$33.6	$47.0	$44.0
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(35.9)	4.7	(70.6)	16.7
Net mark-to-market revaluation of certain grain inventories	31.4	7.6	59.8	1.6
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$12.1	$45.9	$36.2	$62.3

As of November 28, 2021, the net notional value of commodity derivatives was $741.7 million, of which $161.8 million related to energy inputs and $579.9 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 28, 2021 and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 28, 2021, $1,378.1 million of our total accounts payable were payable to suppliers who utilize these third party services. As of November 29, 2020, $1,405.6 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Nov. 28, 2021	May 30, 2021
U.S. commercial paper	$849.3	$-
Financial institutions	248.7	361.3
Total	$1,098.0	$361.3

In addition, we had $262.9 million of notes payable classified as held for sale as of November 28, 2021.

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have committed and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 28, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
September 2022	0.2	0.2
Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.7	-
Total committed and uncommitted credit facilities	$3.6	$0.2

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 28, 2021.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $12,459.5 million and $11,574.3 million, respectively, as of November 28, 2021. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

In addition, we had $56.6 million of debt classified as held for sale as of November 28, 2021.

In the second quarter of fiscal 2022, we repaid €500.0 million of 0.0 percent fixed-rate notes due November 16, 2021 using proceeds from the issuance of €500.0 million of 0.125 percent fixed-rate notes due November 15, 2025.

In the second quarter of fiscal 2022, we issued €250.0 million of floating-rate notes due May 16, 2023. We used the net proceeds to repay a portion of our outstanding commercial paper and for general corporate purposes.

In the second quarter of fiscal 2022, we repaid $1,000.0 million of 3.15 percent fixed-rate notes due December 15, 2021 using proceeds from the issuance of $500.0 million of 2.25 percent notes due October 14, 2031 and commercial paper. The notes were redeemed on October 14, 2021.

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

Certain of our long-term debt agreements contain restrictive covenants. As of November 28, 2021, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal. The transaction closed subsequent to the end of the second quarter of fiscal 2022. Please see Note 2 to the Consolidated Financial Statements.

As of November 28, 2021, we have a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal holds the remaining interests in each of the entities. On the acquisition date, we recorded the $904.4 million fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal had the right to put all or a portion of its redeemable interest to us at fair value until the sale of our interest closed subsequent to the end of the second quarter of fiscal 2022.We adjust the value of the redeemable interest through additional paid-in capital on our Consolidated Balance Sheets quarterly to the redeemable interest’s redemption value, which approximates its fair value. As of November 28, 2021, the redemption value of the euro-denominated redeemable interest was $561.6 million.

A subsidiary of Yoplait SAS has an exclusive milk supply agreement for its European operations with Sodiaal through May 31, 2022. Net purchases totaled $99.5 million for the six-month period ended November 28, 2021, and $101.0 million for the six-month period ended November 29, 2020.

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

Our noncontrolling interests contain restrictive covenants. As of November 28, 2021, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Nov. 28, 2021					Nov. 29, 2020
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$597.2	$1.9	9.3			$688.4	$2.7	$4.8
Other comprehensive income (loss):
Foreign currency translation	$(29.0)	$27.8	(1.2)	(13.8)	(23.5)	$14.5	$3.8	18.3	2.0	3.4
Other fair value changes:
Hedge derivatives	29.1	(11.0)	18.1	-	0.6	1.9	0.2	1.7	-	0.2
Reclassification to earnings:
Hedge derivatives (a)	(12.1)	6.0	(6.1)	-	(0.3)	2.0	(0.7)	1.3	-	(0.3)
Amortization of losses and prior service costs (b)	29.2	(6.4)	22.8	-	-	25.8	(6.0)	19.8	-	-
Other comprehensive income (loss)	$17.2	$16.4	33.6	(13.8)	(23.2)	$44.2	$(3.1)	41.1	2.0	3.3
Total comprehensive income (loss)			$630.8	$(11.9)	$(13.9)			$729.5	$4.7	$8.1

(a)(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Six-Month Period Ended					Six-Month Period Ended
	Nov. 28, 2021					Nov. 29, 2020
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,224.2	$4.9	$17.5			$1,327.3	$2.8	$12.2
Other comprehensive income (loss):
Foreign currency translation	$(40.9)	$50.5	9.6	(25.0)	(47.0)	$(33.6)	$51.6	18.0	25.3	46.6
Other fair value changes:
Hedge derivatives	31.9	(12.0)	19.9	-	0.5	(13.6)	3.5	(10.1)	-	(0.1)
Reclassification to earnings:
Hedge derivatives (a)	(0.1)	4.5	4.4	-	(0.2)	(0.1)	(0.3)	(0.4)	-	(0.3)
Amortization of losses and prior service costs (b)	40.0	(8.8)	31.2	-	-	51.1	(11.8)	39.3	-	-
Other comprehensive income (loss)	$30.9	$34.2	65.1	(25.0)	(46.7)	$3.8	$43.0	46.8	25.3	46.2
Total comprehensive income			$1,289.3	$(20.1)	$(29.2)			$1,374.1	$28.1	$58.4

(a)Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 28, 2021	May 30, 2021
Foreign currency translation adjustments	$(820.6)	$(830.2)
Unrealized gain (loss) from:
Hedge derivatives	5.8	(18.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,665.6)	(1,718.4)
Prior service credits	116.3	137.9
Accumulated other comprehensive loss	$(2,364.1)	$(2,429.2)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Compensation expense related to stock-based payments	$13.9	$20.4	$47.5	$48.7

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2022.

Windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Windfall tax benefits from stock-based payments	$1.6	$0.6	$6.3	$6.8

As of November 28, 2021, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $133.3 million. This expense will be recognized over 23 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020
Net cash proceeds	$26.1	$31.1
Intrinsic value of options exercised	$12.1	$19.6

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Six-Month Period Ended
	Nov. 28, 2021		Nov. 29, 2020
Estimated fair values of stock options granted	$8.77		$8.03
Assumptions:
Risk-free interest rate	1.5%		0.7%
Expected term	8.5	years	8.5	years
Expected volatility	20.2%		19.5%
Dividend yield	3.4%		3.3%

The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

	Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020
Total grant date fair value	$76.0	$67.4

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Net earnings attributable to General Mills	$597.2	$688.4	$1,224.2	$1,327.3
Average number of common shares - basic EPS	608.6	614.8	609.5	614.5
Incremental share effect from: (a)
Stock options	2.2	2.5	2.1	2.8
Restricted stock units and performance share units	2.2	2.3	2.2	2.4
Average number of common shares - diluted EPS	613.0	619.6	613.8	619.7
Earnings per share – basic	$0.98	$1.12	$2.01	$2.16
Earnings per share – diluted	$0.97	$1.11	$1.99	$2.14

(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Anti-dilutive stock options, restricted stock units, and performance share units	4.6	3.5	4.7	3.3

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Shares of common stock	3.7	-	6.2	-
Aggregate purchase price	$224.9	$0.1	$375.0	$0.1

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020
Net cash interest payments	$185.7	$208.7
Net income tax payments	$271.1	$356.7

(14) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Service cost	$23.5	$26.0	$1.9	$2.1	$1.7	$2.3
Interest cost	46.1	47.9	3.1	4.5	0.3	0.4
Expected return on plan assets	(102.9)	(105.1)	(6.7)	(8.6)	-	-
Amortization of losses (gains)	35.5	27.2	(2.7)	(1.2)	0.7	0.7
Amortization of prior service costs (credits)	0.2	0.3	(5.2)	(1.4)	0.1	0.2
Other adjustments	-	-	-	-	3.8	2.2
Curtailment loss (gain)	0.5	-	(0.2)	-	-	-
Net expense (income)	$2.9	$(3.7)	$(9.8)	$(4.6)	$6.6	$5.8

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Service cost	$47.2	$52.0	$3.8	$4.3	$3.5	$4.6
Interest cost	92.4	95.9	6.3	9.0	0.7	0.8
Expected return on plan assets	(205.7)	(210.1)	(13.4)	(17.3)	-	-
Amortization of losses (gains)	70.4	54.0	(5.4)	(2.5)	1.5	1.4
Amortization of prior service costs (credits)	0.4	0.6	(10.4)	(2.8)	0.2	0.4
Other adjustments	-	-	-	-	5.7	4.4
Curtailment gain	(14.3)	-	(5.7)	-	-	-
Net (income) expense	$(9.6)	$(7.6)	$(24.8)	$(9.3)	$11.6	$11.6

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

(16) Contingencies

During fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of November 28, 2021, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

(17) Business Segment and Geographic Information

We operate in the packaged foods industry. Our operating segments are as follows: North America Retail; Pet; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America.

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

Our operating segment results were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Net sales:
North America Retail	$2,975.5	$2,921.5	$5,614.4	$5,628.5
Pet	593.4	460.0	1,081.4	851.7
Convenience Stores & Foodservice	540.7	440.5	1,023.1	832.1
Europe & Australia	463.9	467.4	981.4	958.4
Asia & Latin America	450.5	430.0	863.6	812.7
Total	$5,024.0	$4,719.4	$9,563.9	$9,083.4
Operating profit:
North America Retail	$649.3	$701.7	$1,267.3	$1,397.1
Pet	131.5	119.3	246.7	209.6
Convenience Stores & Foodservice	94.0	78.3	196.4	147.9
Europe & Australia	15.8	35.7	61.0	88.9
Asia & Latin America	43.6	30.4	59.0	50.5
Total segment operating profit	$934.2	$965.4	$1,830.4	$1,894.0
Unallocated corporate items	131.8	48.4	188.0	122.8
Restructuring, impairment, and other exit costs (recoveries)	2.3	0.4	(2.0)	0.9
Operating profit	$800.1	$916.6	$1,644.4	$1,770.3

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
U.S. Meals & Baking	$1,317.0	$1,371.7	$2,335.8	$2,463.2
U.S. Cereal	615.4	597.5	1,229.5	1,248.2
U.S. Snacks	560.5	484.2	1,097.1	1,003.3
Canada	257.6	242.6	496.9	457.2
U.S. Yogurt and Other	225.0	225.5	455.1	456.6
Total	$2,975.5	$2,921.5	$5,614.4	$5,628.5

Net sales by class of similar products were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 28, 2021	Nov. 29, 2020	Nov. 28, 2021	Nov. 29, 2020
Snacks	$947.6	$845.0	$1,902.1	$1,736.7
Convenient meals	789.8	820.2	1,485.3	1,549.8
Cereal	742.2	701.4	1,473.2	1,453.3
Pet	593.4	460.0	1,081.4	851.7
Yogurt	507.1	520.2	1,013.0	1,008.2
Dough	607.0	574.5	1,012.2	958.8
Baking mixes and ingredients	517.2	478.8	913.5	876.8
Super-premium ice cream	200.0	199.5	444.8	432.4
Other	119.7	119.8	238.4	215.7
Total	$5,024.0	$4,719.4	$9,563.9	$9,083.4

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

As the COVID-19 pandemic continues, we expect the largest factors impacting our fiscal 2022 performance will be the relative balance of at-home versus away-from-home consumer food demand and the elevated cost environment, including input cost inflation and costs related to supply chain disruption, all of which remain uncertain. We expect at-home food volume will decline year over year across most of our core markets, though will remain above pre-pandemic levels. Conversely, we expect away-from-home food volume to continue to recover, though not fully to pre-pandemic levels. Additionally, we expect increased net price realization across all food channels throughout our core markets, in response to significant input cost inflation. We will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter Results

In the second quarter of fiscal 2022, net sales increased 6 percent and organic net sales increased 5 percent compared to the same period last year. Operating profit decreased 13 percent to $800 million, primarily driven by higher input costs and transaction and integration costs, partially offset by favorable net price realization and mix. Operating profit margin of 15.9 percent decreased 350 basis points. Adjusted operating profit of $821 million decreased 6 percent on a constant-currency basis, primarily driven by higher input costs, partially offset by favorable net price realization and mix and a decrease in certain selling, general, and administrative (SG&A) expenses. Adjusted operating profit margin decreased 200 basis points to 16.3 percent. Diluted earnings per share of $0.97 decreased 13 percent in the second quarter of fiscal 2022. Adjusted diluted earnings per share of $0.99 decreased 7 percent on a constant-currency basis compared to the second quarter of fiscal 2021. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the second quarter of fiscal 2022 follows:

Quarter Ended Nov. 28, 2021	In millions, except per share	Quarter Ended Nov. 28, 2021 vs. Nov. 29, 2020	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$5,024.0	6%
Operating profit	800.1	(13)%	15.9%
Net earnings attributable to General Mills	597.2	(13)%
Diluted earnings per share	$0.97	(13)%
Organic net sales growth rate (a)		5%
Adjusted operating profit (a)	821.3	(5)%	16.3%	(6)%
Adjusted diluted earnings per share (a)	$0.99	(7)%		(7)%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Nov. 28, 2021	Nov. 28, 2021 vs. Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$5,024.0	6%		$4,719.4
Contributions from volume growth (a)		(1)	pt
Net price realization and mix		7	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 6 percent increase in net sales in the second quarter of fiscal 2022 was driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 28, 2021 vs.
Quarter Ended Nov. 29, 2020
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	5	pts
Organic net sales growth	5	pts
Foreign currency exchange	1	pt
Acquisition and divestiture	1	pt
Net sales growth	6	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 5 percent in the second quarter of fiscal 2022 driven by favorable organic net price realization and mix.

Cost of sales increased $395 million to $3,393 million in the second quarter of fiscal 2022 compared to the same period in fiscal 2021. The increase was primarily driven by a $388 million increase attributable to product rate and mix partially offset by a $27 million decrease attributable to lower volume. We recorded a $12 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2022 compared to a net decrease of $46 million in the second quarter of fiscal 2021.

SG&A expenses increased $25 million to $829 million in the second quarter of fiscal 2022, compared to the same period in fiscal 2021, primarily driven by higher transaction costs and acquisition integration costs. SG&A expenses as a percent of net sales in the second quarter of fiscal 2022 decreased 50 basis points compared to the second quarter of fiscal 2021.

Restructuring, impairment, and other exit costs totaled $2 million in the second quarter of fiscal 2022, compared to an insignificant amount of restructuring charges in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $28 million in the second quarter of fiscal 2022, compared to $33 million in the same period last year, primarily reflecting higher amortization of losses.

Interest, net for the second quarter of fiscal 2022 totaled $93 million, down $8 million from the second quarter of fiscal 2021, primarily driven by lower average long-term debt levels.

The effective tax rate for the second quarter of fiscal 2022 was 21.7 percent compared to 22.3 percent for the second quarter of fiscal 2021. The 0.6 percentage point decrease was primarily due to favorable changes in earnings mix by jurisdiction in the second quarter of fiscal 2022, partially offset by certain nonrecurring discrete tax benefits recorded in the second quarter of fiscal 2021. The effective tax rate excluding certain items affecting comparability was 22.3 percent in the quarter ended November 28, 2021, consistent with the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The United States Congress is currently working to enact a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to General Mills.

After-tax earnings from joint ventures for the second quarter of fiscal 2022 decreased to $33 million compared to $36 million in the same period in fiscal 2021, primarily driven by higher input costs and lower net sales, partially offset by lower SG&A expenses at Cereal Partners Worldwide (CPW). On a constant-currency basis, after-tax earnings from joint ventures decreased 7 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 28, 2021 vs.
Quarter Ended Nov. 29, 2020	CPW		HDJ (a)		Total
Contributions from volume growth (b)	(2)	pts	7	pts
Net price realization and mix	Flat		1	pt
Net sales growth in constant currency	(2)	pts	8	pts	Flat
Foreign currency exchange	1	pt	(7)	pts	(1)	pt
Net sales growth	(1)	pt	1	pt	Flat
Note: Table may not foot due to rounding.
(a) Häagen-Dazs Japan, Inc. (HDJ)
(b) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 7 million in the second quarter of fiscal 2022 from the same period a year ago primarily due to share repurchases, partially offset by option exercises.

Six-Month Results

In the six-month period ended November 28, 2021, net sales increased 5 percent compared to the same period last year, and organic net sales increased 4 percent compared to the same period last year. Operating profit decreased 7 percent to $1,644 million, primarily driven by higher input costs and transaction and integration costs, partially offset by favorable net price realization and mix. Operating profit margin of 17.2 percent decreased 230 basis points. Adjusted operating profit of $1,640 million decreased 4 percent on a constant-currency basis, primarily driven by higher input costs, partially offset by favorable net price realization and mix and a decrease in certain SG&A expenses. Adjusted operating profit margin decreased 150 basis points to 17.2 percent. Diluted earnings per share of $1.99 decreased 7 percent in the six-month period ended November 28, 2021, and adjusted diluted earnings per share of $1.98 decreased 4 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the six-month period ended November 28, 2021, follows:

Six-Month Period Ended Nov. 28, 2021	In millions, except per share	Six-Month Period Ended Nov. 28, 2021 vs. Nov. 29, 2020	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$9,563.9	5%
Operating profit	1,644.4	(7)%	17.2%
Net earnings attributable to General Mills	1,224.2	(8)%
Diluted earnings per share	$1.99	(7)%
Organic net sales growth rate (a)		4%
Adjusted operating profit (a)	1,640.5	(3)%	17.2%	(4)%
Adjusted diluted earnings per share (a)	$1.98	(4)%		(4)%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021 vs. Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$9,563.9	5%		$9,083.4
Contributions from volume growth (a)		(1)	pt
Net price realization and mix		5	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 5 percent increase in net sales for the six-month period ended November 28, 2021, was driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 28, 2021 vs.
Six-Month Period Ended Nov. 29, 2020
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	4	pts
Organic net sales growth	4	pts
Foreign currency exchange	1	pt
Acquisition and divestiture	1	pt
Net sales growth	5	pts
Note: Table may not foot due to rounding

(a)Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 4 percent in the six-month period ended November 28, 2021, driven by favorable organic net price realization and mix.

Cost of sales increased $563 million to $6,335 million in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021. The increase was driven by a $574 million increase attributable to product rate and mix, partially offset by a $30 million decrease due to lower volume. We recorded a $36 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 28, 2021, compared to a net decrease of $62 million in the six-month period ended November 29, 2020. In the six-month period ended November 29, 2020, we recorded a $7 million charge related to a product recall in our international Green Giant business.

SG&A expenses increased $46 million to $1,586 million in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, primarily driven by higher transaction costs and acquisition integration costs. SG&A expenses as a percent of net sales in the six-month period ended November 28, 2021, decreased 40 basis points compared to the same period of fiscal 2021.

Restructuring, impairment, and other exit costs totaled $2 million of net recoveries in the six-month period ended November 28, 2021, compared to $1 million of charges in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $57 million in the six-month period ended November 28, 2021, compared to $66 million in the same period last year, primarily reflecting higher amortization of losses, partially offset by lower interest costs.

Interest, net for the six-month period ended November 28, 2021, decreased $23 million to $189 million compared to the same period of fiscal 2021, primarily driven by lower average long-term debt balances.

The effective tax rate for the six-month period ended November 28, 2021, was 21.7 percent compared to 22.2 percent for the six-month period ended November 29, 2020. The 0.5 percentage point decrease was primarily due to favorable changes in earnings mix by jurisdiction in the six-month period ended November 28, 2021. Our effective tax rate excluding certain items affecting comparability was 22.0 percent in the six-month period ended November 28, 2021, compared to 22.1 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.1 percentage point decrease is primarily due to favorable changes in earnings mix by jurisdiction in the six-month period ended November 28, 2021, partially offset by certain nonrecurring discrete tax benefits recorded in the same period last year.

The United States Congress is currently working to enact a tax reform bill, which would result in significant changes to the U.S. tax system. We expect that if a bill is enacted, it could have a material impact on our Consolidated Financial Statements in future periods. We continue to monitor developments and assess the impact to General Mills.

After-tax earnings from joint ventures decreased to $62 million for the six-month period ended November 28, 2021 compared to $78 million in the same period in fiscal 2021, primarily driven by higher input costs and lower net sales at CPW. On a constant-currency basis, after-tax earnings from joint ventures decreased 19 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Six-Month Period Ended Nov. 28, 2021 vs.
Six-Month Period Ended Nov. 29, 2020	CPW		HDJ		Total
Contributions from volume growth (a)	(3)	pts	9	pts
Net price realization and mix	Flat		2	pts
Net sales growth in constant currency	(3)	pts	10	pts	Flat
Foreign currency exchange	2	pts	(5)	pts	Flat
Net sales growth	(1)	pt	5	pts	Flat
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 6 million in the six-month period ended November 28, 2021, from the same period a year ago primarily due to share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

Our businesses are organized into five operating segments: North America Retail; Pet; Convenience Stores & Foodservice; Europe & Australia; and Asia & Latin America. Please refer to Note 17 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$2,975.5	2%		$2,921.5	$5,614.4	Flat		$5,628.5
Contributions from volume growth (a)		(6)	pts			(6)	pts
Net price realization and mix		7	pts			5	pts
Foreign currency exchange		Flat				1	pt

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales increased 2 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

North America Retail net sales for the six-month period ended November 28, 2021, essentially matched the same period in fiscal 2021, as a decrease in contributions from volume growth was offset by favorable net price realization and mix and favorable foreign currency exchange.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021		Nov. 28, 2021
Contributions from organic volume growth (a)	(6)	pts	(6)	pts
Organic net price realization and mix	7	pts	5	pts
Organic net sales growth	1	pt	(1)	pt
Foreign currency exchange	Flat		1	pt
Net sales growth	2	pts	Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 1 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.

North America Retail organic net sales decreased 1 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021
U.S. Meals & Baking	(4)%	(5)%
U.S. Cereal	3%	(1)%
U.S. Snacks	16%	9%
Canada (a)	6%	9%
U.S. Yogurt and Other	Flat	Flat
Total	2%	Flat

(a)On a constant-currency basis, Canada net sales increased 1 percent in the second quarter of fiscal 2022, compared to the same period in fiscal 2021. On a constant-currency basis, Canada net sales increased 2 percent for the six-month period ended November 28, 2021, compared to the same period in fiscal 2021. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 7 percent to $649 million in the second quarter of fiscal 2022 compared to $702 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and a decrease in SG&A expenses. Segment operating profit decreased 8 percent on a constant-currency basis in the second quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 9 percent to $1,267 million in the six-month period ended November 28, 2021, compared to $1,397 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and a decrease in SG&A expenses. Segment operating profit decreased 10 percent on a constant-currency basis in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$593.4	29%		$460.0	$1,081.4	27%		$851.7
Contributions from volume growth (a)		14	pts			13	pts
Net price realization and mix		15	pts			13	pts
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 29 percent during the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business.

Pet net sales increased 27 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business, and favorable net price realization and mix.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021		Nov. 28, 2021
Contributions from organic volume growth (a)	9	pts	10	pts
Organic net price realization and mix	4	pts	6	pts
Organic net sales growth	14	pts	16	pts
Acquisition (b)	15	pts	10	pts
Foreign currency exchange	Flat		Flat
Net sales growth	29	pts	27	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

(b) Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Pet organic net sales increased 14 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Pet organic net sales increased 16 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Segment operating profit increased 10 percent to $132 million in the second quarter of fiscal 2022 compared to $119 million in the same period in fiscal 2021, primarily driven by an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business, and favorable net price realization and mix, partially offset by higher input costs, higher SG&A expenses and a one-time inventory adjustment and other acquisition-related expenses of $11 million related to the acquired pet treat business. Segment operating profit increased 10 percent on a constant-currency basis in the second quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 18 percent to $247 million in the six-month period ended November 28, 2021, compared to $210 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business, partially offset by higher input costs and a one-time inventory adjustment and other acquisition-related expenses of $12 million related to the acquired pet treat business. Segment operating profit increased 18 percent on a constant-currency basis in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Convenience Stores & Foodservice Segment Results

Convenience Stores & Foodservice net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$540.7	23%		$440.5	$1,023.1	23%		$832.1
Contributions from volume growth (a)		8	pts			10	pts
Net price realization and mix		15	pts			13	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice net sales increased 23 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth.

Convenience Stores & Foodservice net sales increased 23 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth.

The components of Convenience Stores & Foodservice organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021		Nov. 28, 2021
Contributions from organic volume growth (a)	8	pts	10	pts
Organic net price realization and mix	15	pts	13	pts
Organic net sales growth	23	pts	23	pts
Net sales growth	23	pts	23	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

Convenience Stores & Foodservice organic net sales increased 23 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Convenience Stores & Foodservice organic net sales increased 23 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit increased 20 percent to $94 million in the second quarter of fiscal 2022 compared to $78 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs.

Segment operating profit increased 33 percent to $196 million in the six-month period ended November 28, 2021, compared to $148 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs.

Europe & Australia Segment Results

Europe & Australia net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$463.9	(1)%		$467.4	$981.4	2%		$958.4
Contributions from volume growth (a)		(3)	pts			(1)	pt
Net price realization and mix		1	pt			Flat
Foreign currency exchange		1	pt			3	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia net sales decreased 1 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and favorable foreign currency exchange.

Europe & Australia net sales increased 2 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

The components of Europe & Australia organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021		Nov. 28, 2021
Contributions from organic volume growth (a)	(3)	pts	(1)	pt
Organic net price realization and mix	1	pt	Flat
Organic net sales growth	(2)	pts	(1)	pt
Foreign currency exchange	1	pt	3	pts
Net sales growth	(1)	pt	2	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Europe & Australia organic net sales decreased 2 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

Europe & Australia organic net sales decreased 1 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by a decrease in contributions from organic volume growth.

Segment operating profit decreased 56 percent to $16 million in the second quarter of fiscal 2022 from $36 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth. Segment operating profit decreased 61 percent on a constant-currency basis in the second quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 31 percent to $61 million in the six-month period ended November 28, 2021, compared to $89 million in the same period in fiscal 2021, primarily driven by higher input costs. Segment operating profit decreased 37 percent on a constant-currency basis in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Asia & Latin America Segment Results

Asia & Latin America net sales were as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020	Nov. 28, 2021	Nov. 28, 2021 vs Nov. 29, 2020		Nov. 29, 2020
Net sales (in millions)	$450.5	5%		$430.0	$863.6	6%		$812.7
Contributions from volume growth (a)		(4)	pts			(5)	pts
Net price realization and mix		6	pts			8	pts
Foreign currency exchange		2	pts			3	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Asia & Latin America net sales increased 5 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

Asia & Latin America net sales increased 6 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

The components of Asia & Latin America organic net sales growth are shown in the following table:

	Quarter Ended		Six-Month Period Ended
	Nov. 28, 2021		Nov. 28, 2021
Contributions from organic volume growth (a)	4	pts	3	pts
Organic net price realization and mix	1	pt	3	pts
Organic net sales growth	5	pts	5	pts
Foreign currency exchange	2	pts	3	pts
Divestiture (b)	(2)	pts	(2)	pts
Net sales growth	5	pts	6	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

(b)Related to our sale of the Laticínios Carolina business in Brazil in fiscal 2021.

Asia & Latin America organic net sales increased 5 percent in the second quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Asia & Latin America organic net sales increased 5 percent in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.

Segment operating profit increased 43 percent to $44 million in the second quarter of fiscal 2022 from $30 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and lower SG&A expenses. Segment operating profit increased 40 percent on a constant-currency basis in the second quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 17 percent to $59 million in the six-month period ended November 28, 2021, compared to $50 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth and higher input costs. Segment operating profit increased 14 percent on a constant-currency basis in the six-month period ended November 28, 2021, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $132 million in the second quarter of fiscal 2022 compared to $48 million in the same period in fiscal 2021. We recorded a $12 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2022 compared to a $46 million net decrease in expense in the same period last year. We recorded $10 million of net gains related to the sale of a corporate investment and valuation adjustments in the second quarter of fiscal 2022 compared to $6 million of net gains related to certain corporate investment valuation adjustments in the second quarter of fiscal 2021. In the second quarter of fiscal 2022, we recorded $4 million of integration costs related to our acquisition of Tyson Foods’ pet treats business and $38 million of transaction costs related to the agreement to sell our 51 percent controlling interest in Yoplait SAS and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl and the agreements to sell our European dough businesses.

Unallocated corporate expense totaled $188 million in the six-month period ended November 28, 2021, compared to $123 million in the same period last year. We recorded a $36 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 28, 2021, compared to a $62 million net decrease in expense in the same period last year. We recorded $10 million of net gains related to the sale of a corporate investment and valuation adjustments in the six-month period ended November 28, 2021, compared to $19 million of net gains related to certain corporate investment valuation adjustments in the same period last year. In the six-month period ended November 28, 2021, we recorded $16 million of integration costs related to our acquisition of Tyson Foods’ pet treats business and $48 million of transaction costs related to the agreement to sell our 51 percent controlling interest in Yoplait SAS and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl and the agreements to sell our European dough businesses. In addition, we recorded a $21 million recovery related to a Brazil indirect tax item and a $13 million insurance recovery in the six-month period ended November 28, 2021. We also recorded a $7 million charge related to a product recall in our international Green Giant business in the six-month period ended November 29, 2020.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended November 28, 2021, cash provided by operations was $1,498 million compared to $1,427 million in the same period last year. The $71 million increase was primarily driven a $59 million change in current assets and liabilities, primarily due to a $268 million change in inventories, partially offset by a $194 million change in accounts payable.

Cash used by investing activities during the six-month period ended November 28, 2021, was $1,396 million compared to $211 million for the same period in fiscal 2021. In the first quarter of fiscal 2022, we acquired the Tyson Foods’ pet treats business for an aggregate purchase price of $1.2 billion.

Cash used by financing activities during the six-month period ended November 28, 2021, was $427 million compared to $354 million used in the same period in fiscal 2021. We had $568 million of net debt issuances in the six-month period ended November 28, 2021, compared to $257 million of net debt issuances in the same period a year ago. We paid $623 million of dividends in the six-month period ended November 28, 2021, compared to $618 million in the same period last year. We also purchased $375 million of shares of common stock in the six-month period ended November 28, 2021.

Our sources of liquidity were not materially impacted by the COVID-19 pandemic. As the COVID-19 pandemic evolves, we will continue to evaluate its impact to our sources of liquidity.

As of November 28, 2021, we had $510.1 million of cash and cash equivalents including cash held for sale in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. Furthermore, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 28, 2021:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
September 2022	0.2	0.2
Total committed credit facilities	2.9	0.2
Uncommitted credit facilities	0.7	-
Total committed and uncommitted credit facilities	$3.6	$0.2

As of November 28, 2021, we had a 51 percent controlling interest in Yoplait SAS and a 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl. Sodiaal International (Sodiaal) held the remaining interests in each of these entities. We consolidate these entities into our consolidated financial statements. We record Sodiaal’s 50 percent interests in Yoplait Marques SNC and Liberté Marques Sàrl as noncontrolling interests, and its 49 percent interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. As of November 28, 2021, the redemption value of the redeemable interest was $562 million, which approximates its fair value.

During the first quarter of fiscal 2022, we entered into a definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal. The transaction closed subsequent to the end of the second quarter of fiscal 2022. In fiscal 2021, our European Yoplait operations had $732 million of net sales. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of November 28, 2021, we were in compliance with all of these covenants.

We have $601 million of long-term debt maturing in the next 12 months that is classified as current, including $500 million of 2.60 percent notes to be redeemed on October 12, 2022, and $100 million of 7.47 percent fixed-rate notes due October 15, 2022. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.

SIGNIFICANT ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021. The accounting policies used in preparing our interim fiscal 2022 Consolidated Financial Statements are the same as those described in our Form 10-K.

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 28, 2021, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2022, and we determined there was no impairment of our intangible assets as their related fair values were substantially in excess of the carrying values, except for the Uncle Toby’s brand intangible asset.

The excess fair value as of the fiscal 2022 test date of the Uncle Toby’s brand intangible asset is as follows:

In Millions	Carrying Value of Intangible Asset	Excess Fair Value as of Fiscal 2022 Test Date
Uncle Toby's	$55.0	7%

In addition, while having significant coverage as of our fiscal 2022 assessment date, the Europe & Australia reporting unit and the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

Transaction costs

Transaction costs related to the definitive agreement to sell our 51 percent controlling interest in Yoplait SAS, and our 50 percent interest in Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal and the definitive agreements to sell our European dough businesses in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Restructuring charges

Restructuring charges for Asia & Latin America supply chain optimization actions and previously announced restructuring actions in fiscal 2022. Restructuring charges for previously announced restructuring actions in fiscal 2021. Please see Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Investment activity, net

Gain on sale of a corporate investment and valuation adjustments in fiscal 2022. Valuation adjustments of certain corporate investments in fiscal 2021.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Nov. 28, 2021		Nov. 29, 2020
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$800.1	15.9%	$916.6	19.4%
Transaction costs	37.6	0.7%	-	-%
Mark-to-market effects	(12.1)	(0.2)%	(45.9)	(1.0)%
Investment activity, net	(10.5)	(0.2)%	(6.0)	(0.1)%
Acquisition integration costs	3.5	0.1%	-	-%
Restructuring charges	2.7	0.1%	0.9	-%
Adjusted operating profit	$821.3	16.3%	$865.5	18.3%

	Six-Month Period Ended
	Nov. 28, 2021		Nov. 29, 2020
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$1,644.4	17.2%	$1,770.3	19.5%
Transaction costs	48.2	0.5%	-	-%
Mark-to-market effects	(36.2)	(0.4)%	(62.3)	(0.7)%
Non-income tax recovery	(20.6)	(0.2)%	-	-%
Acquisition integration costs	15.9	0.2%	-	-%
Investment activity, net	(9.8)	(0.1)%	(19.0)	(0.2)%
Restructuring charges	(1.4)	-%	1.9	-%
Product recall	-	-%	7.1	0.1%
Adjusted operating profit	$1,640.5	17.2%	$1,698.0	18.7%

Note: Tables may not foot due to rounding.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 28, 2021	Nov. 29, 2020	Change	Nov. 28, 2021	Nov. 29, 2020	Change
Operating profit as reported	$800.1	$916.6	(13)%	$1,644.4	$1,770.3	(7)%
Transaction costs	37.6	-		48.2	-
Mark-to-market effects	(12.1)	(45.9)		(36.2)	(62.3)
Non-income tax recovery	-	-		(20.6)	-
Acquisition integration costs	3.5	-		15.9	-
Investment activity, net	(10.5)	(6.0)		(9.8)	(19.0)
Restructuring charges	2.7	0.9		(1.4)	1.9
Product recall	-	-		-	7.1
Adjusted operating profit	$821.3	$865.5	(5)%	$1,640.5	$1,698.0	(3)%
Foreign currency exchange impact			Flat			1	pt
Adjusted operating profit growth, on a constant-currency basis			(6)%			(4)%

Note: Table may not foot due to rounding.

For more information on the reconciling items, please refer to the Significant Items Impacting Comparability section above.

Adjusted Diluted EPS and Related Constant-currency Growth Rates

This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rates follows:

	Quarter Ended			Six-Month Period Ended
Per Share Data	Nov. 28, 2021	Nov. 29, 2020	Change	Nov. 28, 2021	Nov. 29, 2020	Change
Diluted earnings per share, as reported	$0.97	$1.11	(13)%	$1.99	$2.14	(7)%
Transaction costs	0.05	-		0.06	-
Mark-to-market effects	(0.02)	(0.06)		(0.05)	(0.08)
Non-income tax recovery	-	-		(0.02)	-
Acquisition integration costs	-	-		0.02	-
Investment activity, net	(0.02)	-		(0.02)	(0.02)
Restructuring charges	-	-		(0.01)	-
Product recall	-	-		-	0.01
Adjusted diluted earnings per share	$0.99	$1.06	(7)%	$1.98	$2.06	(4)%
Foreign currency exchange impact			Flat			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			(7)%			(4)%

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

After-tax earnings from joint ventures growth rates on a constant-currency basis is calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Nov. 28, 2021	(9)%	(2)	pts	(7)%
Six-Month Period Ended Nov. 28, 2021	(20)%	(1)	pt	(19)%
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

Net sales growth rates for our Canada operating unit on a constant-currency basis is calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Nov. 28, 2021	6%	5	pts	1%
Six-Month Period Ended Nov. 28, 2021	9%	7	pts	2%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 28, 2021
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(7)%	Flat		(8)%
Europe & Australia	(56)%	5	pts	(61)%
Pet	10%	Flat		10%
Asia & Latin America	43%	3	pts	40%

	Six-Month Period Ended Nov. 28, 2021
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(9)%	Flat		(10)%
Europe & Australia	(31)%	6	pts	(37)%
Pet	18%	Flat		18%
Asia & Latin America	17%	3	pts	14%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rates

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 28, 2021		Nov. 29, 2020		Nov. 28, 2021		Nov. 29, 2020
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$735.1	$159.7	$848.9	$189.4	$1,513.1	$328.6	$1,624.8	$360.2
Transaction costs	37.6	7.8	-	-	48.2	12.4	-	-
Mark-to-market effects	(12.1)	(2.8)	(45.9)	(10.5)	(36.2)	(8.3)	(62.3)	(14.3)
Non-income tax recovery	-	-	-	-	(20.6)	(7.0)	-	-
Acquisition integration costs	3.5	0.8	-	-	15.9	3.6	-	-
Investment activity, net	(10.5)	0.3	(6.0)	(1.4)	(9.8)	0.5	(19.0)	(4.4)
Restructuring charges	2.7	2.8	0.9	0.3	(1.4)	1.9	1.9	0.5
Product recall	-	-	-	-	-	-	7.1	0.8
As adjusted	$756.4	$168.8	$797.8	$177.7	$1,509.2	$331.8	$1,552.4	$342.8
Effective tax rate:
As reported		21.7%		22.3%		21.7%		22.2%
As adjusted		22.3%		22.3%		22.0%		22.1%
Sum of adjustment to income taxes		$8.9		$(11.7)		$3.1		$(17.4)
Average number of common shares - diluted EPS		613.0		619.6		613.8		619.7
Impact of income tax adjustments on adjusted diluted EPS		$(0.01)		$0.02		$-		$0.03

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 28, 2021, was as follows:

In Millions	One-day Loss in Fair Value	Change During Six-Month Period Ended Nov. 28, 2021	Analysis of Change
Interest rate instruments	$39	$2	Immaterial
Foreign currency instruments	14	(12)	Lower Exchange Rate Volatility
Commodity instruments	11	7	Larger Portfolio & Higher Market Volatility
Equity instruments	2	(1)	Immaterial

For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 28, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 28, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended November 28, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
August 30, 2021 - October 3, 2021	1,269,850	$58.64	1,269,850	30,678,757
October 4, 2021 - October 31, 2021	1,494,612	62.01	1,494,612	29,184,145
November 1, 2021 - November 28, 2021	914,615	62.81	914,615	28,269,530
Total	3,679,077	$61.05	3,679,077	28,269,530

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

PART II. OTHER INFORMATION

Item 6.	Exhibits.
3.1	Amended and Restated Certificate of Incorporation of General Mills, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2021).
3.2	By-Laws of General Mills, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 1, 2021).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 28, 2021, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: December 21, 2021	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)