Form 10-Q
period 2022-02-27
GENERAL MILLS INC
filed 2022-03-23
CIK 40704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

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

Yes ☐ No ☑

Number of shares of Common Stock outstanding as of March 14, 2022: 602,212,031 (excluding 152,401,297 shares held in the treasury).

General Mills, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Net sales	$4,537.7	$4,520.0	$14,101.6	$13,603.4
Cost of sales	3,134.0	2,966.1	9,469.3	8,738.0
Selling, general, and administrative expenses	751.4	716.3	2,337.6	2,256.6
Divestitures gain	(170.1)	-	(170.1)	-
Restructuring, impairment, and other exit costs	7.1	11.0	5.1	11.9
Operating profit	815.3	826.6	2,459.7	2,596.9
Benefit plan non-service income	(27.1)	(33.4)	(84.4)	(99.6)
Interest, net	86.5	106.0	275.1	317.7
Earnings before income taxes and after-tax earnings from joint ventures	755.9	754.0	2,269.0	2,378.8
Income taxes	123.2	162.0	451.8	522.2
After-tax earnings from joint ventures	29.9	11.8	92.0	89.5
Net earnings, including earnings attributable to redeemable and noncontrolling interests	662.6	603.8	1,909.2	1,946.1
Net earnings attributable to redeemable and noncontrolling interests	2.3	8.1	24.7	23.1
Net earnings attributable to General Mills	$660.3	$595.7	$1,884.5	$1,923.0
Earnings per share – basic	$1.09	$0.97	$3.10	$3.13
Earnings per share – diluted	$1.08	$0.96	$3.07	$3.10

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$662.6	$603.8	$1,909.2	$1,946.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(122.5)	12.5	(184.9)	102.4
Other fair value changes:
Hedge derivatives	(30.8)	0.1	(10.4)	(10.1)
Reclassification to earnings:
Foreign currency translation	342.2	-	342.2	-
Amortization of losses and prior service costs	22.3	19.8	53.5	59.1
Hedge derivatives	30.2	5.4	34.4	4.7
Other comprehensive income, net of tax	241.4	37.8	234.8	156.1
Total comprehensive income	904.0	641.6	2,144.0	2,102.2
Comprehensive income (loss) attributable to redeemable and noncontrolling interests	2.3	21.0	(47.0)	107.5
Comprehensive income attributable to General Mills	$901.7	$620.6	$2,191.0	$1,994.7

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
	Feb. 27, 2022	May 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$844.4	$1,505.2
Receivables	1,750.4	1,638.5
Inventories	1,710.0	1,820.5
Prepaid expenses and other current assets	723.8	790.3
Total current assets	5,028.6	5,754.5
Land, buildings, and equipment	3,287.9	3,606.8
Goodwill	14,546.7	14,062.4
Other intangible assets	7,010.9	7,150.6
Other assets	1,269.7	1,267.6
Total assets	$31,143.8	$31,841.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,474.6	$3,653.5
Current portion of long-term debt	600.7	2,463.8
Notes payable	724.3	361.3
Other current liabilities	2,039.4	1,787.2
Total current liabilities	6,839.0	8,265.8
Long-term debt	10,944.7	9,786.9
Deferred income taxes	2,166.0	2,118.4
Other liabilities	1,118.4	1,292.7
Total liabilities	21,068.1	21,463.8
Redeemable interest	-	604.9
Stockholders' equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,162.3	1,365.5
Retained earnings	17,713.1	17,069.8
Common stock in treasury, at cost, shares of 152.4 and 146.9	(7,015.3)	(6,611.2)
Accumulated other comprehensive loss	(2,122.7)	(2,429.2)
Total stockholders' equity	9,812.9	9,470.4
Noncontrolling interests	262.8	302.8
Total equity	10,075.7	9,773.2
Total liabilities and equity	$31,143.8	$31,841.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Feb. 27, 2022		Feb. 28, 2021
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,804.7		$8,852.6
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,365.1		1,333.3
Stock compensation plans		11.5		(8.3)
Unearned compensation related to stock unit awards		(19.1)		(0.5)
Earned compensation		31.7		20.7
Decrease in redemption value of redeemable interest		-		8.6
Reversal of cumulative redeemable interest value adjustments		(207.4)		-
Acquisition of noncontrolling interest		(19.5)		-
Ending balance		1,162.3		1,353.8
Retained earnings:
Beginning balance		17,363.2		16,374.2
Net earnings attributable to General Mills		660.3		595.7
Cash dividends declared ($0.51 and $0.51 per share)		(310.4)		(314.9)
Ending balance		17,713.1		16,655.0
Common stock in treasury:
Beginning balance	(151.4)	(6,915.2)	(143.2)	(6,365.4)
Shares purchased	(2.6)	(175.5)	-	(0.5)
Stock compensation plans	1.6	75.4	0.4	14.6
Ending balance	(152.4)	(7,015.3)	(142.8)	(6,351.3)
Accumulated other comprehensive loss:
Beginning balance		(2,364.1)		(2,867.6)
Other comprehensive income		241.4		24.9
Ending balance		(2,122.7)		(2,842.7)
Noncontrolling interests:
Beginning balance		280.2		302.6
Comprehensive income		2.3		3.7
Distributions to noncontrolling interest holders		(108.3)		(8.7)
Reclassification from redeemable interest		561.6		-
Reversal of cumulative redeemable interest value adjustments		207.4		-
Divestiture		(680.4)		-
Ending balance		262.8		297.6
Total equity, ending balance		$10,075.7		$9,187.9
Redeemable interest:
Beginning balance		$561.6		$587.7
Comprehensive income		-		17.3
Decrease in redemption value of redeemable interest		-		(8.6)
Distributions to redeemable interest holder		-		(0.4)
Reclassification to noncontrolling interest		(561.6)		-
Ending balance		$-		$596.0
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Nine-Month Period Ended
	Feb. 27, 2022		Feb. 28, 2021
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,773.2		$8,349.5
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,365.5		1,348.6
Stock compensation plans		15.5		12.9
Unearned compensation related to stock unit awards		(91.3)		(78.2)
Earned compensation		85.4		68.9
Decrease in redemption value of redeemable interest		14.1		1.6
Reversal of cumulative redeemable interest value adjustments		(207.4)		-
Acquisition of noncontrolling interest		(19.5)		-
Ending balance		1,162.3		1,353.8
Retained earnings:
Beginning balance		17,069.8		15,982.1
Net earnings attributable to General Mills		1,884.5		1,923.0
Cash dividends declared ($2.04 and $2.02 per share)		(1,241.2)		(1,244.4)
Adoption of current expected credit loss accounting requirements		-		(5.7)
Ending balance		17,713.1		16,655.0
Common stock in treasury:
Beginning balance	(146.9)	(6,611.2)	(144.8)	(6,433.3)
Shares purchased	(8.8)	(550.5)	-	(0.6)
Stock compensation plans	3.3	146.4	2.0	82.6
Ending balance	(152.4)	(7,015.3)	(142.8)	(6,351.3)
Accumulated other comprehensive loss:
Beginning balance		(2,429.2)		(2,914.4)
Other comprehensive income		306.5		71.7
Ending balance		(2,122.7)		(2,842.7)
Noncontrolling interests:
Beginning balance		302.8		291.0
Comprehensive (loss) income		(17.8)		31.8
Distributions to noncontrolling interest holders		(110.8)		(25.2)
Reclassification from redeemable interest		561.6		-
Reversal of cumulative redeemable interest value adjustments		207.4		-
Divestiture		(680.4)		-
Ending balance		262.8		297.6
Total equity, ending balance		$10,075.7		$9,187.9
Redeemable interest:
Beginning balance		$604.9		$544.6
Comprehensive (loss) income		(29.2)		75.7
Decrease in redemption value of redeemable interest		(14.1)		(1.6)
Distributions to redeemable interest holder		-		(22.7)
Reclassification to noncontrolling interest		(561.6)		-
Ending balance		$-		$596.0
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
	Nine-Month Period Ended
	Feb. 27, 2022	Feb. 28, 2021
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests	$1,909.2	$1,946.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	430.6	454.5
After-tax earnings from joint ventures	(92.0)	(89.5)
Distributions of earnings from joint ventures	49.0	41.9
Stock-based compensation	80.3	69.5
Deferred income taxes	81.3	110.9
Pension and other postretirement benefit plan contributions	(20.7)	(25.7)
Pension and other postretirement benefit plan costs	(10.6)	(25.5)
Divestitures gain	(170.1)	-
Restructuring, impairment, and other exit costs	(62.5)	5.7
Changes in current assets and liabilities, excluding the effects of acquisition and divestitures	91.5	(145.4)
Other, net	(57.9)	(134.6)
Net cash provided by operating activities	2,228.1	2,207.9
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(350.6)	(346.4)
Acquisition	(1,201.3)	-
Proceeds from divestitures, net of cash divested	46.1	-
Investments in affiliates, net	30.1	18.1
Proceeds from disposal of land, buildings, and equipment	1.6	1.8
Other, net	12.3	(5.5)
Net cash used by investing activities	(1,461.8)	(332.0)
Cash Flows - Financing Activities
Change in notes payable	471.5	(96.9)
Issuance of long-term debt	1,935.2	1,576.5
Payment of long-term debt	(2,278.2)	(1,159.0)
Debt exchange participation incentive cash payment	-	(201.4)
Proceeds from common stock issued on exercised options	96.2	39.4
Purchases of common stock for treasury	(550.5)	(0.6)
Dividends paid	(934.1)	(932.4)
Distributions to noncontrolling and redeemable interest holders	(110.8)	(47.9)
Other, net	(26.8)	(30.4)
Net cash used by financing activities	(1,397.5)	(852.7)
Effect of exchange rate changes on cash and cash equivalents	(29.6)	53.2
(Decrease) increase in cash and cash equivalents	(660.8)	1,076.4
Cash and cash equivalents - beginning of year	1,505.2	1,677.8
Cash and cash equivalents - end of period	$844.4	$2,754.2
Cash Flow from changes in current assets and liabilities, excluding the effects of acquisition and divestitures:
Receivables	$(214.5)	$(119.2)
Inventories	102.5	(302.2)
Prepaid expenses and other current assets	41.5	58.8
Accounts payable	(14.0)	154.7
Other current liabilities	176.0	62.5
Changes in current assets and liabilities	$91.5	$(145.4)
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Background

The accompanying Consolidated Financial Statements of General Mills, Inc. (we, us, our, General Mills, or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, including the elimination of all intercompany transactions and any noncontrolling and redeemable interests’ share of those transactions. Operating results for the quarter ended February 27, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2022.

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

(2) Acquisition and Divestitures

During the third quarter of fiscal 2022, we completed the sale of our interests in Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal International (Sodiaal) in exchange for Sodiaal’s interest in our Canadian yogurt business, a modified agreement for the use of Yoplait and Liberté brands in the United States and Canada, and cash. We recorded a net pre-tax gain of $148.8 million on the sale of these businesses during the third quarter of fiscal 2022. These transactions are subject to sale price adjustments in future periods that could impact the net pre-tax gain recorded.

During the second quarter of fiscal 2022, we entered into definitive agreements to sell our European dough businesses. During the third quarter of fiscal 2022, we recorded a net pre-tax gain on sale of $21.3 million related to certain of these agreements and the remaining transactions are expected to close by the end of fiscal 2022, subject to appropriate labor consultations, regulatory approvals, and other customary closing conditions. The associated assets and liabilities have an immaterial impact on the presentation of our Consolidated Balance Sheets as of February 27, 2022.

During the first quarter of fiscal 2022, we acquired the Tyson Foods’ pet treats business for $1.2 billion in cash. We financed the transaction with a combination of cash on hand and short-term debt. We consolidated the Tyson Foods’ pet treats business into our Consolidated Balance Sheets and recorded goodwill of $759.4 million, indefinite-lived intangible assets for the Nudges, Top Chews and True Chews brands totaling $330.0 million in aggregate, and a finite-lived customer relationship asset of $40.0 million. The goodwill is included in the Pet reporting unit and is deductible for tax purposes. The pro forma effects of this acquisition were not material. The consolidated results of the Tyson Foods’ pet treat business are reported in our Pet operating segment on a one-month lag. Accordingly, our Consolidated Statements of Earnings include seven months of operating results for the acquired business for the nine-month period ended February 27, 2022. In the third quarter of fiscal 2022, we recorded a purchase price adjustment that resulted in a $2.9 million increase to goodwill.

(3) Restructuring, Impairment, and Other Exit Costs

Restructuring charges were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
International manufacturing and logistics operations	$1.7	$-	$14.3	$-
Charges (recoveries) associated with restructuring actions previously announced	7.6	11.7	(6.4)	13.6
Total restructuring charges	$9.3	$11.7	$7.9	$13.6

In the third quarter of fiscal 2022, we did not undertake any new restructuring actions. We recorded $1.7 million of restructuring charges in the third quarter of fiscal 2022 and $14.3 million of restructuring charges in the nine-month period ended February 27, 2022, related to the restructuring actions in the International segment to drive efficiencies in manufacturing and logistics operations approved in the second quarter of fiscal 2022. We recorded $7.6 million of restructuring charges in the third quarter of fiscal 2022 and a $6.4 million net recovery of restructuring charges in the nine-month period ended February 27, 2022, related to restructuring actions previously announced. We recorded $11.7 million of restructuring charges in the third quarter of fiscal 2021 and $13.6 million of restructuring charges in the nine-month period ended February 28, 2021, related to restructuring actions previously announced. The charges associated with restructuring actions previously announced primarily related to actions designed to better align our organizational structure and resources with strategic initiatives and drive efficiencies in manufacturing and logistics operations. We expect these actions to be completed by the end of fiscal 2024. Certain actions are subject to union negotiations and works counsel consultations, where required.

In the third quarter of fiscal 2022, we decreased the estimate of expected restructuring charges that we expect to incur related to actions designed to better align our organizational structure and resources with strategic initiatives to approximately $150 million to $160 million, of which approximately $120 million to $130 million will be cash. These charges are expected to consist primarily of severance and other benefits costs and other charges, including consulting and professional fees, contract termination costs, and fixed asset write-offs.

We paid net $70.4 million of cash in the nine-month period ended February 27, 2022, related to restructuring actions previously announced. We paid net $7.9 million of cash in the same period of fiscal 2021.

Restructuring charges are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Restructuring, impairment, and other exit costs	$7.1	$11.0	$5.1	$11.9
Cost of sales	2.2	0.7	2.8	1.7
Total restructuring charges	$9.3	$11.7	$7.9	$13.6

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Total
Reserve balance as of May 30, 2021	$148.8
Fiscal 2022 charges, including foreign currency translation	1.4
Utilized in fiscal 2022	(61.4)
Reserve balance as of Feb. 27, 2022	$88.8

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

(4) Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 27, 2022	May 30, 2021
Goodwill	$14,546.7	$14,062.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,731.2	6,628.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles	403.3	823.4
Less accumulated amortization	(123.6)	(300.9)
Intangible assets subject to amortization, net	279.7	522.5
Other intangible assets	7,010.9	7,150.6
Total	$21,557.6	$21,213.0

Based on the carrying value of finite-lived intangible assets as of February 27, 2022, annual amortization expense for each of the next five fiscal years is estimated to be approximately $20 million.

During the third quarter of fiscal 2022, we changed our organizational and management structure to streamline our global operations. As a result of these changes, we reassessed our operating segments as well as our reporting units. Under our new organizational structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our segments at the North America Retail, International, Pet, and North America Foodservice operating segment level. See Note 17 for additional information on our operating segments.

The changes in the carrying amount of goodwill during the nine-month period ended February 27, 2022, were as follows:

In Millions	North America Retail	Pet	North America Foodservice	International	Joint Ventures	Total
Balance as of May 30, 2021	$6,689.3	$5,300.5	$648.8	$978.2	$445.6	$14,062.4
Acquisition	-	762.3	-	-	-	762.3
Divestitures	-	-	-	(198.8)	-	(198.8)
Other activity, primarily foreign currency translation	(6.3)	-	-	(39.1)	(33.8)	(79.2)
Balance as of Feb. 27, 2022	$6,683.0	$6,062.8	$648.8	$740.3	$411.8	$14,546.7

The changes in the carrying amount of other intangible assets during the nine-month period ended February 27, 2022, were as follows:

In Millions	Total
Balance as of May 30, 2021	$7,150.6
Acquisition	370.0
Divestitures	(621.8)
Intellectual property intangible asset	210.4
Other activity, primarily foreign currency translation	(98.3)
Balance as of Feb. 27, 2022	$7,010.9

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

In addition, while having significant coverage as of our fiscal 2022 assessment date, the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

The organizational changes also resulted in changes in certain reporting units, one level below the segment level, and were considered a triggering event that required a goodwill impairment test during the third quarter of fiscal 2022. We determined there was no impairment of the goodwill of the impacted reporting units as their related fair values were substantially in excess of the carrying values.

(5) Inventories

The components of inventories were as follows:

In Millions	Feb. 27, 2022	May 30, 2021
Raw materials and packaging	$458.4	$411.9
Finished goods	1,408.5	1,506.9
Grain	168.3	111.2
Excess of FIFO over LIFO cost	(325.2)	(209.5)
Total	$1,710.0	$1,820.5

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

Unallocated corporate items for the quarters and nine-month periods ended February 27, 2022, and February 28, 2021, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Net gain on mark-to-market valuation of certain commodity positions	$72.3	$51.0	$119.3	$95.0
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(48.1)	(3.9)	(118.7)	12.8
Net mark-to-market revaluation of certain grain inventories	(44.2)	8.6	15.6	10.2
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$(20.0)	$55.7	$16.2	$118.0

As of February 27, 2022, the net notional value of commodity derivatives was $634.1 million, of which $147.7 million related to energy inputs and $486.4 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.

The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 27, 2022 and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.

We offer certain suppliers access to third party services that allow them to view our scheduled payments online. The third party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party. We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 27, 2022, $1,382.8 million of our total accounts payable were payable to suppliers who utilize these third party services. As of February 28, 2021, $1,420.3 million of our total accounts payable were payable to suppliers who utilize these third party services.

(7) Debt

The components of notes payable were as follows:

In Millions	Feb. 27, 2022	May 30, 2021
U.S. commercial paper	$604.5	$-
Financial institutions	119.8	361.3
Total	$724.3	$361.3

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe. We also have committed and asset-backed credit lines that support our foreign operations.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 27, 2022:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
Total committed credit facilities	2.7	-
Uncommitted credit facilities	0.6	0.1
Total committed and uncommitted credit facilities	$3.3	$0.1

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 27, 2022.

Long-Term Debt

The fair values and carrying amounts of long-term debt, including the current portion, were $11,841.5 million and $11,545.4 million, respectively, as of February 27, 2022. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.

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

Certain of our long-term debt agreements contain restrictive covenants. As of February 27, 2022, we were in compliance with all of these covenants.

(8) Redeemable and Noncontrolling Interests

During the third quarter of fiscal 2022, we completed the sale of our interests in Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl to Sodiaal in exchange for Sodiaal’s interest in our Canadian yogurt business, a modified agreement for the use of Yoplait and Liberté brands in the United States and Canada, and cash. Please see Note 2 to the Consolidated Financial Statements.

Up to the date of the divestiture, Sodiaal held the remaining interests in each of the entities. On the acquisition date, we recorded the fair value of Sodiaal’s 49 percent euro-denominated interest in Yoplait SAS as a redeemable interest on our Consolidated Balance Sheets. Sodiaal had the right to put all or a portion of its redeemable interest to us at fair value until the divestiture closed in the third quarter of fiscal 2022. In connection with the divestiture, cumulative adjustments made to the redeemable interest related to the fair value put feature were reversed against additional paid-in capital, where changes in the redemption amount were historically recorded, and the resulting carrying value of the noncontrolling interests were included in the calculation of the gain on divestiture.

A subsidiary of Yoplait SAS had an exclusive milk supply agreement for its European operations with Sodiaal through November 28, 2021. Net purchases totaled $99.5 million for the six-month period ended November 28, 2021, and $155.0 million for the nine-month period ended February 28, 2021.

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

Our noncontrolling interests contain restrictive covenants. As of February 27, 2022, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

	Quarter Ended					Quarter Ended
	Feb. 27, 2022					Feb. 28, 2021
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$660.3	$2.3	-			$595.7	$1.1	$7.0
Other comprehensive income (loss):
Foreign currency translation	$(125.7)	$3.2	(122.5)	-	-	$(7.8)	$6.7	(1.1)	2.6	11.0
Other fair value changes:
Hedge derivatives	(23.9)	(6.9)	(30.8)	-	-	2.5	(1.5)	1.0	-	(0.9)
Reclassification to earnings:
Foreign currency translation (a)	342.2	-	342.2	-	-	-	-	-	-	-
Amortization of losses and prior service costs (b)	28.8	(6.5)	22.3	-	-	25.6	(5.8)	19.8	-	-
Hedge derivatives (c)	23.1	7.1	30.2	-	-	6.8	(1.6)	5.2	-	0.2
Other comprehensive income (loss)	$244.5	$(3.1)	241.4	-	-	$27.1	$(2.2)	24.9	2.6	10.3
Total comprehensive income			$901.7	$2.3	$-			$620.6	$3.7	$17.3

(a)Loss reclassified from AOCI into earnings is reported in divestitures gain related to the divestiture of our interests in Yoplait SAS, Yoplait Marques SNC and Liberte Marques Sarl to Sodiaal in the third quarter of fiscal 2022.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

(c)Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

	Nine-Month Period Ended					Nine-Month Period Ended
	Feb. 27, 2022					Feb. 28, 2021
	General Mills			Noncontrolling Interests	Redeemable Interest	General Mills			Noncontrolling Interests	Redeemable Interest
In Millions	Pretax	Tax	Net	Net	Net	Pretax	Tax	Net	Net	Net
Net earnings, including earnings attributable to redeemable and noncontrolling interests			$1,884.5	$7.2	$17.5			$1,923.0	$3.9	$19.2
Other comprehensive income (loss):
Foreign currency translation	$(166.6)	$53.7	(112.9)	(25.0)	(47.0)	$(41.4)	$58.3	16.9	27.9	57.6
Other fair value changes:
Hedge derivatives	8.0	(18.9)	(10.9)	-	0.5	(11.1)	2.0	(9.1)	-	(1.0)
Reclassification to earnings:
Foreign currency translation (a)	342.2	-	342.2
Amortization of losses and prior service costs (b)	68.8	(15.3)	53.5	-	-	76.7	(17.6)	59.1	-	-
Hedge derivatives (c)	23.0	11.6	34.6	-	(0.2)	6.7	(1.9)	4.8	-	(0.1)

Other comprehensive income (loss)	$275.4	$31.1	306.5	(25.0)	(46.7)	$30.9	$40.8	71.7	27.9	56.5
Total comprehensive income (loss)			$2,191.0	$(17.8)	$(29.2)			$1,994.7	$31.8	$75.7

(a)Loss reclassified from AOCI into earnings is reported in divestitures gain related to the divestiture of our interests in Yoplait SAS, Yoplait Marques SNC and Liberte Marques Sarl to Sodiaal in the third quarter of fiscal 2022.

(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

(c)Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 27, 2022	May 30, 2021
Foreign currency translation adjustments	$(600.9)	$(830.2)
Unrealized gain (loss) from:
Hedge derivatives	5.2	(18.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,641.5)	(1,718.4)
Prior service credits	114.5	137.9
Accumulated other comprehensive loss	$(2,122.7)	$(2,429.2)

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

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Compensation expense related to stock-based payments	$31.4	$20.8	$78.9	$69.5

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, impairment, and other exit costs in fiscal 2022.

Windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Windfall tax benefits from stock-based payments	$6.7	$1.6	$13.0	$8.4

As of February 27, 2022, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $120.5 million. This expense will be recognized over 21 months, on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021
Net cash proceeds	$96.2	$39.4
Intrinsic value of options exercised	$44.4	$24.2

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

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 27, 2022		Feb. 28, 2021
Estimated fair values of stock options granted	$8.77		$8.03
Assumptions:
Risk-free interest rate	1.5%		0.7%
Expected term	8.5	years	8.5	years
Expected volatility	20.2%		19.5%
Dividend yield	3.4%		3.3%

The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

	Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021
Total grant date fair value	$79.0	$73.0

(11) Earnings Per Share

Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Net earnings attributable to General Mills	$660.3	$595.7	$1,884.5	$1,923.0
Average number of common shares - basic EPS	606.8	615.0	608.6	614.6
Incremental share effect from: (a)
Stock options	2.9	2.0	2.4	2.6
Restricted stock units and performance share units	2.7	2.4	2.5	2.4
Average number of common shares - diluted EPS	612.4	619.4	613.5	619.6
Earnings per share – basic	$1.09	$0.97	$3.10	$3.13
Earnings per share – diluted	$1.08	$0.96	$3.07	$3.10

(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method.

Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Anti-dilutive stock options, restricted stock units, and performance share units	1.0	4.8	4.5	3.4

(12) Share Repurchases

Share repurchases were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Shares of common stock	2.6	-	8.8	-
Aggregate purchase price	$175.5	$0.5	$550.5	$0.6

(13) Statements of Cash Flows

Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021
Net cash interest payments	$234.2	$286.1
Net income tax payments	$397.3	$459.8

(14) Retirement and Postemployment Benefits

Components of net periodic benefit (income) expense are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Service cost	$23.2	$26.1	$2.0	$2.0	$1.8	$2.3
Interest cost	46.0	48.0	3.1	4.5	0.4	0.4
Expected return on plan assets	(102.8)	(105.3)	(6.6)	(8.7)	-	-
Amortization of losses (gains)	35.7	27.1	(2.7)	(1.3)	0.8	0.7
Amortization of prior service costs (credits)	0.2	0.3	(5.3)	(1.3)	0.1	0.1
Other adjustments	-	-	-	-	4.0	2.1
Net expense (income)	$2.3	$(3.8)	$(9.5)	$(4.8)	$7.1	$5.6

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Service cost	$70.4	$78.1	$5.8	$6.3	$5.3	$6.9
Interest cost	138.4	143.9	9.4	13.5	1.1	1.2
Expected return on plan assets	(308.5)	(315.4)	(20.0)	(26.0)	-	-
Amortization of losses (gains)	106.1	81.1	(8.1)	(3.8)	2.3	2.1
Amortization of prior service costs (credits)	0.6	0.9	(15.7)	(4.1)	0.3	0.5
Other adjustments	-	-	-	-	9.7	6.5
Curtailment gain	(14.3)	-	(5.7)	-	-	-
Net (income) expense	$(7.3)	$(11.4)	$(34.3)	$(14.1)	$18.7	$17.2

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

(16) Contingencies

During fiscal 2020, we received notice from the tax authorities of the State of São Paulo, Brazil regarding our compliance with its state sales tax requirements. As a result, we have been assessed additional state sales taxes, interest, and penalties. We believe that we have meritorious defenses against this claim and will vigorously defend our position. As of February 27, 2022, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

(17) Business Segment and Geographic Information

We operate in the packaged foods industry. In the third quarter of fiscal 2022, we completed a new organization structure to streamline our global operations. This global reorganization required us to reevaluate our operating segments. Under our new organization structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our operating segments as follows: North America Retail; International; Pet; and North America Foodservice.

We have restated our net sales by segment and segment operating profit to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share.

Our North America Retail operating segment includes convenience store businesses from our former Convenience Stores & Foodservice segment. Within our North America Retail operating segment, our former U.S. Cereal operating unit and U.S. Yogurt operating unit have been combined into the U.S. Morning Foods operating unit. Additionally, the U.S. Meals & Baking Solutions operating unit combines the former U.S. Meals & Baking operating unit with certain businesses from the U.S. Snacks operating unit. The Canada operating unit excludes Canada foodservice businesses which are now included in our North America Foodservice operating segment. The resulting North America Foodservice operating segment exclusively includes our foodservice business. Our International operating segment combines our former Europe & Australia and Asia & Latin America operating segments. Our Pet operating segment is unchanged.

Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, convenience stores, and e-commerce grocery providers. Our product categories in this business segment include ready-to-eat cereals, refrigerated yogurt, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, snack bars, fruit snacks, savory snacks, and a wide variety of organic products including ready-to-eat cereal, frozen and shelf-stable vegetables, meal kits, fruit snacks, snack bars, and refrigerated yogurt.

Our International operating segment consists of retail and foodservice businesses outside of the United States and Canada. Our product categories include super-premium ice cream and frozen desserts, meal kits, refrigerated and frozen dough products, salty snacks, snack bars, dessert and baking mixes, and shelf stable vegetables. We also sell super-premium ice cream and frozen desserts directly to consumers through owned retail shops. Our International segment also includes products manufactured in the United States for export, mainly to Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities and franchise fees are reported in the region or country where the end customer or franchisee is located.

Our Pet operating segment includes pet food products sold primarily in the United States and Canada in national pet superstore chains, e-commerce retailers, grocery stores, regional pet store chains, mass merchandisers, and veterinary clinics and hospitals. Our product categories include dog and cat food (dry foods, wet foods, and treats) made with whole meats, fruits, vegetables and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and span different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions, and textures and cuts for wet foods.

Our North America Foodservice segment consists of foodservice businesses in the United States and Canada. Our major product categories in our North America Foodservice operating segment are ready-to-eat cereals, snacks, refrigerated yogurt, frozen meals, unbaked and fully baked frozen dough products, baking mixes, and bakery flour. Many products we sell are branded to the consumer and nearly all are branded to our customers. We sell to distributors and operators in many customer channels including foodservice, vending, and supermarket bakeries.

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

Our operating segment results were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Net sales:
North America Retail	$2,811.9	$2,786.0	$8,567.1	$8,539.3
International	721.0	939.8	2,566.0	2,710.9
Pet	567.7	436.3	1,649.1	1,288.0
North America Foodservice	437.1	357.9	1,319.4	1,065.2
Total	$4,537.7	$4,520.0	$14,101.6	$13,603.4
Operating profit:
North America Retail	$611.5	$628.8	$1,935.5	$2,076.8
International	35.9	41.4	155.9	180.8
Pet	110.6	102.3	357.3	311.9
North America Foodservice	35.2	40.6	174.9	137.6
Total segment operating profit	$793.2	$813.1	$2,623.6	$2,707.1
Unallocated corporate items	140.9	(24.5)	328.9	98.3
Divestitures gain	(170.1)	-	(170.1)	-
Restructuring, impairment, and other exit costs	7.1	11.0	5.1	11.9
Operating profit	$815.3	$826.6	$2,459.7	$2,596.9

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
U.S. Meals & Baking Solutions	$968.0	$990.7	$3,032.6	$3,169.0
U.S. Morning Foods	858.0	823.2	2,514.4	2,495.8
U.S. Snacks	745.0	726.8	2,282.3	2,172.0
Canada	240.9	245.3	737.8	702.5
Total	$2,811.9	$2,786.0	$8,567.1	$8,539.3

Net sales by class of similar products were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 27, 2022	Feb. 28, 2021	Feb. 27, 2022	Feb. 28, 2021
Snacks	$925.3	$871.9	$2,827.4	$2,608.6
Convenient meals	772.8	785.0	2,258.1	2,334.8
Cereal	754.4	715.4	2,227.6	2,168.7
Pet	568.1	436.3	1,649.5	1,288.0
Dough	446.6	498.0	1,458.8	1,456.8
Baking mixes and ingredients	465.9	416.8	1,379.4	1,293.6
Yogurt	349.3	505.3	1,362.3	1,513.5
Super-premium ice cream	151.4	164.0	596.2	596.4
Other	103.9	127.3	342.3	343.0
Total	$4,537.7	$4,520.0	$14,101.6	$13,603.4

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

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter Results

In the third quarter of fiscal 2022, net sales essentially matched the same period last year, and organic net sales increased 4 percent compared to the same period last year. Operating profit decreased 1 percent to $815 million, primarily driven by higher input costs, an unfavorable change to the mark-to-market valuation of certain commodity positions and grain inventories, volume declines, and lower net corporate investment activity, partially offset by favorable net price realization and mix and gains on divestitures. Operating profit margin of 18.0 percent decreased 30 basis points. Adjusted operating profit of $676 million decreased 6 percent on a constant-currency basis, primarily driven by higher input costs and volume declines, partially offset by favorable net price realization and mix, and a decrease in certain selling, general, and administrative (SG&A) expenses. Adjusted operating profit margin decreased 90 basis points to 14.9 percent. Diluted earnings per share of $1.08 increased 13 percent in the third quarter of fiscal 2022. Adjusted diluted earnings per share of $0.84 increased 2 percent on a constant-currency basis compared to the third quarter of fiscal 2021. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.

A summary of our consolidated financial results for the third quarter of fiscal 2022 follows:

Quarter Ended Feb. 27, 2022	In millions, except per share	Quarter Ended Feb. 27, 2022 vs. Feb. 28, 2021	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$4,537.7	Flat
Operating profit	815.3	(1)%	18.0%
Net earnings attributable to General Mills	660.3	11%
Diluted earnings per share	$1.08	13%
Organic net sales growth rate (a)		4%
Adjusted operating profit (a)	676.5	(5)%	14.9%	(6)%
Adjusted diluted earnings per share (a)	$0.84	2%		2%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Feb. 27, 2022	Feb. 27, 2022 vs. Feb. 28, 2021		Feb. 28, 2021
Net sales (in millions)	$4,537.7	Flat		$4,520.0
Contributions from volume growth (a)		(10)	pts
Net price realization and mix		11	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Net sales in the third quarter of fiscal 2022 matched the same period in fiscal 2021, driven by favorable net price realization and mix, offset by a decrease in contributions from volume growth.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 27, 2022 vs.
Quarter Ended Feb. 28, 2021
Contributions from organic volume growth (a)	(4)	pts
Organic net price realization and mix	7	pts
Organic net sales growth	4	pts
Foreign currency exchange	Flat
Acquisition and divestitures	(3)	pts
Net sales growth	Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 4 percent in the third quarter of fiscal 2022 as favorable organic net price realization and mix was partially offset by a decrease in contributions from organic volume growth.

Cost of sales increased $168 million to $3,134 million in the third quarter of fiscal 2022 compared to the same period in fiscal 2021. The increase was primarily driven by a $406 million increase attributable to product rate and mix partially offset by a $315 million decrease attributable to lower volume. We recorded a $20 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2022 compared to a $56 million net decrease in the third quarter of fiscal 2021. In addition, we recorded $2 million of restructuring charges in cost of sales in the third quarter of fiscal 2022 compared to $1 million in the third quarter of fiscal 2021 (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $35 million to $751 million in the third quarter of fiscal 2022, compared to the same period in fiscal 2021, primarily driven by lower net corporate investment activity. SG&A expenses as a percent of net sales in the third quarter of fiscal 2022 increased 70 basis points compared to the third quarter of fiscal 2021.

During the third quarter of fiscal 2022, we recorded a $170 million divestitures gain related to the sale of our interests in Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl, and a European dough business (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Restructuring, impairment, and other exit costs totaled $7 million in the third quarter of fiscal 2022, compared to $11 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $27 million in the third quarter of fiscal 2022, compared to $33 million in the same period last year, primarily reflecting higher amortization of losses.

Interest, net for the third quarter of fiscal 2022 totaled $86 million, down $20 million from the third quarter of fiscal 2021, primarily driven by lower average long-term debt levels.

The effective tax rate for the third quarter of fiscal 2022 was 16.3 percent compared to 21.5 percent in the same period last year. The 5.2 percentage point decrease was primarily due to certain non-taxable components of the divestitures gains and favorable changes in earnings mix by jurisdiction, partially offset by certain discrete tax benefits recorded in the third quarter of fiscal 2021. Our effective tax rate excluding certain items affecting comparability was 21.0 percent in the third quarter of fiscal 2022, compared to 21.6 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.6 percentage point decrease was primarily due to favorable changes in earnings mix by jurisdiction, partially offset by certain discrete tax benefits recorded in the third quarter of fiscal 2021.

After-tax earnings from joint ventures for the third quarter of fiscal 2022 increased to $30 million compared to $12 million in the same period in fiscal 2021, primarily driven by lower SG&A expenses at Cereal Partners Worldwide (CPW). On a constant-currency basis, after-tax earnings from joint ventures increased 167 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 27, 2022 vs.
Quarter Ended Feb. 28, 2021	CPW		HDJ (a)		Total
Contributions from volume growth (b)	Flat		9	pts
Net price realization and mix	2	pts	Flat
Net sales growth in constant currency	1	pt	9	pts	3	pts
Foreign currency exchange	(5)	pts	(10)	pts	(6)	pts
Net sales growth	(4)	pts	(1)	pt	(3)	pts
Note: Table may not foot due to rounding.
(a) Häagen-Dazs Japan, Inc. (HDJ)
(b) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 7 million in the third quarter of fiscal 2022 from the same period a year ago primarily due to share repurchases, partially offset by option exercises.

Nine-Month Results

In the nine-month period ended February 27, 2022, net sales and organic net sales increased 4 percent compared to the same period last year. Operating profit decreased 5 percent to $2,460 million, primarily driven by higher input costs, an unfavorable change to the mark-to-market valuation of certain commodity positions and grain inventories, lower net corporate investment activity, and higher transaction and integration costs, partially offset by favorable net price realization and mix and gains on divestitures. Operating profit margin of 17.4 percent decreased 170 basis points. Adjusted operating profit of $2,317 million decreased 5 percent on a constant-currency basis, primarily driven by higher input costs and volume declines, partially offset by favorable net price realization and mix and a decrease in certain SG&A expenses. Adjusted operating profit margin decreased 130 basis points to 16.4 percent. Diluted earnings per share of $3.07 decreased 1 percent in the nine-month period ended February 27, 2022, and adjusted diluted earnings per share of $2.82 decreased 2 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 27, 2022, follows:

Nine-Month Period Ended Feb. 27, 2022	In millions, except per share	Nine-Month Period Ended Feb. 27, 2022 vs. Feb. 28, 2021	Percent of Net Sales	Constant-Currency Growth (a)
Net sales	$14,101.6	4%
Operating profit	2,459.7	(5)%	17.4%
Net earnings attributable to General Mills	1,884.5	(2)%
Diluted earnings per share	$3.07	(1)%
Organic net sales growth rate (a)		4%
Adjusted operating profit (a)	2,317.0	(4)%	16.4%	(5)%
Adjusted diluted earnings per share (a)	$2.82	(2)%		(2)%
(a) See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Nine-Month Period Ended
	Feb. 27, 2022	Feb. 27, 2022 vs. Feb. 28, 2021		Feb. 28, 2021
Net sales (in millions)	$14,101.6	4%		$13,603.4
Contributions from volume growth (a)		(4)	pts
Net price realization and mix		7	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

The 4 percent increase in net sales for the nine-month period ended February 27, 2022, was driven by favorable net price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 27, 2022 vs.
Nine-Month Period Ended Feb. 28, 2021
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	5	pts
Organic net sales growth	4	pts
Foreign currency exchange	1	pt
Acquisition and divestitures	(1)	pt
Net sales growth	4	pts
Note: Table may not foot due to rounding

(a)Measured in tons based on the stated weight of our product shipments.

Organic net sales increased 4 percent in the nine-month period ended February 27, 2022, driven by favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.

Cost of sales increased $731 million to $9,469 million in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021. The increase was driven by a $964 million increase attributable to product rate and mix, partially offset by a $336 million decrease due to lower volume. We recorded a $16 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 27, 2022, compared to a $118 million net decrease in the nine-month period ended February 28, 2021. In addition, we recorded $3 million of restructuring charges in cost of sales in the nine-month period ended February 27, 2022, compared to $2 million of restructuring charges in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses increased $81 million to $2,338 million in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, primarily driven by lower net corporate investment activity, higher transaction costs and acquisition integration costs, partially offset by a non-income tax recovery recorded in the nine-month period ended February 27, 2022. SG&A expenses as a percent of net sales were unchanged in the nine-month period ended February 27, 2022, compared to the same period of fiscal 2021.

During the nine-month period ended February 27, 2022, we recorded a $170 million divestitures gain related to the sale of our interests in Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl, and a European dough business (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Restructuring, impairment, and other exit costs totaled $5 million in the nine-month period ended February 27, 2022, compared to $12 million in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service income totaled $84 million in the nine-month period ended February 27, 2022, compared to $100 million in the same period last year, primarily reflecting higher amortization of losses.

Interest, net for the nine-month period ended February 27, 2022, decreased $43 million to $275 million compared to the same period of fiscal 2021, primarily driven by lower average long-term debt balances.

The effective tax rate for the nine-month period ended February 27, 2022, was 19.9 percent compared to 22.0 percent in the same period last year. The 2.1 percentage point decrease was primarily due to certain non-taxable components of the divestitures gains and favorable changes in earnings mix by jurisdiction in fiscal 2022, partially offset by certain discrete benefits in the nine-month period ended February 28, 2021. Our effective tax rate excluding certain items affecting comparability was 21.7 percent in the nine-month period ended February 27, 2022, compared to 21.9 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.2 percentage point decrease is primarily due to favorable changes in earnings mix by jurisdiction in fiscal 2022, partially offset by certain discrete benefits in the nine-month period ended February 28, 2021.

After-tax earnings from joint ventures increased to $92 million for the nine-month period ended February 27, 2022 compared to $90 million in the same period in fiscal 2021, primarily driven by lower SG&A expenses at CPW and higher net sales at HDJ, partially offset by higher input costs and lower net sales at CPW. On a constant-currency basis, after-tax earnings from joint ventures increased 5 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 27, 2022 vs.
Nine-Month Period Ended Feb. 28, 2021	CPW		HDJ		Total
Contributions from volume growth (a)	(2)	pts	9	pts
Net price realization and mix	1	pt	1	pt
Net sales growth in constant currency	(2)	pts	10	pts	1	pt
Foreign currency exchange	(1)	pt	(7)	pts	(2)	pts
Net sales growth	(2)	pts	3	pts	(1)	pt
Note: Table may not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.

Average diluted shares outstanding decreased by 6 million in the nine-month period ended February 27, 2022, from the same period a year ago primarily due to share repurchases, partially offset by option exercises.

SEGMENT OPERATING RESULTS

In the third quarter of fiscal 2022, we announced a new organization structure to streamline our global operations. As a result of this global reorganization, beginning in the third quarter of fiscal 2022, we are reporting results for our four operating segments as follows: North America Retail, International, Pet, and North America Foodservice. We have restated our net sales by segment and segment operating profit amounts to reflect our new operating segments. These segment changes had no effect on previously reported consolidated net sales, operating profit, net earnings attributable to General Mills, or earnings per share. Please refer to Note 17 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

Our North America Retail operating segment includes convenience store businesses from our former Convenience Stores & Foodservice segment. Within our North America Retail operating segment, our former U.S. Cereal operating unit and U.S. Yogurt operating unit have been combined into the U.S. Morning Foods operating unit. Additionally, the U.S. Meals & Baking Solutions operating unit combines the former U.S. Meals & Baking operating unit with certain businesses from the U.S. Snacks operating unit. The Canada operating unit excludes Canada foodservice businesses which are now included in our North America Foodservice operating segment. The resulting North America Foodservice operating segment exclusively includes our foodservice businesses. Our International operating segment combines our former Europe & Australia and Asia & Latin America operating segments. Our Pet operating segment is unchanged.

North America Retail Segment Results

North America Retail net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021
Net sales (in millions)	$2,811.9	1%		$2,786.0	$8,567.1	Flat		$8,539.3
Contributions from volume growth (a)		(8)	pts			(7)	pts
Net price realization and mix		9	pts			7	pts
Foreign currency exchange		Flat				Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail net sales increased 1 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

North America Retail net sales for the nine-month period ended February 27, 2022, essentially matched the same period in fiscal 2021, as favorable net price realization and mix was offset by a decrease in contributions from volume growth.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 27, 2022		Feb. 27, 2022
Contributions from organic volume growth (a)	(8)	pts	(7)	pts
Organic net price realization and mix	9	pts	7	pts
Organic net sales growth	1	pt	Flat
Foreign currency exchange	Flat		Flat
Net sales growth	1	pt	Flat

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Retail organic net sales increased 1 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.

North America Retail organic net sales for the nine-month period ended February 27, 2022, essentially matched the same period in fiscal 2021, as favorable organic net price realization and mix was offset by a decrease in contributions from organic volume growth.

North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 27, 2022	Feb. 27, 2022
U.S. Meals & Baking Solutions	(2)%	(4)%
U.S. Morning Foods	4%	1%
U.S. Snacks	3%	5%
Canada (a)	(2)%	5%
Total	1%	Flat

(a)On a constant-currency basis, Canada net sales decreased 2 percent in the third quarter of fiscal 2022, compared to the same period in fiscal 2021. On a constant-currency basis, Canada net sales increased 1 percent for the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.

Segment operating profit decreased 3 percent to $612 million in the third quarter of fiscal 2022 compared to $629 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and a decrease in SG&A expenses. Segment operating profit decreased 3 percent on a constant-currency basis in the third quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 7 percent to $1,936 million in the nine-month period ended February 27, 2022, compared to $2,077 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and a decrease in SG&A expenses. Segment operating profit decreased 7 percent on a constant-currency basis in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

International Segment Results

International net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021
Net sales (in millions)	$721.0	(23)%		$939.8	$2,566.0	(5)%		$2,710.9
Contributions from volume growth (a)		(34)	pts			(14)	pts
Net price realization and mix		12	pts			7	pts
Foreign currency exchange		(2)	pts			1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

International net sales decreased 23 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by a decrease in contributions from volume growth, including the impact of volume declines from divestitures, and unfavorable foreign currency exchange, partially offset by favorable net price realization and mix.

International net sales decreased 5 percent in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, driven by a decrease in contributions from volume growth, including the impact of volume declines from divestitures, partially offset by favorable net price realization and mix and favorable foreign currency exchange.

The components of International organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 27, 2022		Feb. 27, 2022
Contributions from organic volume growth (a)	(3)	pts	Flat
Organic net price realization and mix	2	pts	1	pt
Organic net sales growth	(1)	pt	1	pt
Foreign currency exchange	(2)	pts	1	pt
Divestitures (b)	(20)	pts	(8)	pts
Net sales growth	(23)	pts	(5)	pts
Note: Table may not foot due to rounding.
(a)	Measured in tons based on the stated weight of our product shipments.
(b)

Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report. Divestitures also includes the impact of our sale of the Laticínios Carolina business in Brazil in fiscal 2021.

International organic net sales decreased 1 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.

International organic net sales increased 1 percent in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix.

Segment operating profit decreased 13 percent to $36 million in the third quarter of fiscal 2022 from $41 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, including the impact of volume declines from divestitures, partially offset by favorable net price realization and mix and a decrease in SG&A expenses. Segment operating profit decreased 16 percent on a constant-currency basis in the third quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit decreased 14 percent to $156 million in the nine-month period ended February 27, 2022, compared to $181 million in the same period in fiscal 2021, primarily driven by higher input costs and a decrease in contributions from volume growth, including the impact of volume declines from divestitures, partially offset by favorable net price realization and mix, a decrease in SG&A expenses, and favorable foreign currency exchange. Segment operating profit decreased 18 percent on a constant-currency basis in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results

Pet net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021
Net sales (in millions)	$567.7	30%		$436.3	$1,649.1	28%		$1,288.0
Contributions from volume growth (a)		7	pts			11	pts
Net price realization and mix		23	pts			17	pts
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

Pet net sales increased 30 percent during the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business.

Pet net sales increased 28 percent in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business.

The components of Pet organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 27, 2022		Feb. 27, 2022
Contributions from organic volume growth (a)	3	pts	8	pts
Organic net price realization and mix	13	pts	9	pts
Organic net sales growth	16	pts	16	pts
Acquisition (b)	14	pts	12	pts
Foreign currency exchange	Flat		Flat
Net sales growth	30	pts	28	pts

Note: Table may not foot due to rounding.

(a) Measured in tons based on the stated weight of our product shipments.

(b) Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Pet organic net sales increased 16 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Pet organic net sales increased 16 percent in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit increased 8 percent to $111 million in the third quarter of fiscal 2022 compared to $102 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business, partially offset by higher input costs and an increase in SG&A expenses. Segment operating profit increased 8 percent on a constant-currency basis in the third quarter of fiscal 2022 compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Segment operating profit increased 15 percent to $357 million in the nine-month period ended February 27, 2022, compared to $312 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, including incremental volume from the acquisition of the Tyson Foods’ pet treats business, partially offset by higher input costs, an increase in SG&A expenses, and a one-time inventory adjustment and other acquisition-related expenses of $12 million related to the acquired pet treat business. Segment operating profit increased 15 percent on a constant-currency basis in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results

North America Foodservice net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021	Feb. 27, 2022	Feb. 27, 2022 vs Feb. 28, 2021		Feb. 28, 2021
Net sales (in millions)	$437.1	22%		$357.9	$1,319.4	24%		$1,065.2
Contributions from volume growth (a)		4	pts			8	pts
Net price realization and mix		18	pts			16	pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North America Foodservice net sales increased 22 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth.

North America Foodservice net sales increased 24 percent in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, driven by favorable net price realization and mix and an increase in contributions from volume growth.

The components of North America Foodservice organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 27, 2022		Feb. 27, 2022
Contributions from organic volume growth (a)	4	pts	8	pts
Organic net price realization and mix	18	pts	16	pts
Organic net sales growth	22	pts	24	pts
Net sales growth	22	pts	24	pts

Note: Table may not foot due to rounding.

(a)Measured in tons based on the stated weight of our product shipments.

North America Foodservice organic net sales increased 22 percent in the third quarter of fiscal 2022 compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

North America Foodservice organic net sales increased 24 percent in the nine-month period ended February 27, 2022, compared to the same period in fiscal 2021, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.

Segment operating profit decreased 13 percent to $35 million in the third quarter of fiscal 2022 compared to $41 million in the same period in fiscal 2021, primarily driven by higher input costs, partially offset by favorable net price realization and mix.

Segment operating profit increased 27 percent to $175 million in the nine-month period ended February 27, 2022, compared to $138 million in the same period in fiscal 2021, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs.

UNALLOCATED CORPORATE ITEMS

Unallocated corporate expense totaled $141 million in the third quarter of fiscal 2022 compared to $24 million of income in the same period in fiscal 2021. We recorded a $20 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2022 compared to a $56 million net decrease in expense in the same period last year. We recorded $11 million of net gains related to the sale of certain corporate investments and valuation adjustments in the third quarter of fiscal 2022 compared to $59 million in the third quarter of fiscal 2021. In the third quarter of fiscal 2022, we recorded $4 million of integration costs related to our acquisition of Tyson Foods’ pet treats business and $9 million of transaction costs related to the sale of our interests in Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl and a European dough business. We recorded $2 million of restructuring charges in cost of sales in the third quarter of fiscal 2022 compared to $1 million in the same period last year. We also recorded an $8 million favorable adjustment related to a product recall in our international Green Giant business in the third quarter of fiscal 2021.

Unallocated corporate expense totaled $329 million in the nine-month period ended February 27, 2022, compared to $98 million in the same period last year. We recorded a $16 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 27, 2022, compared to a $118 million net decrease in expense in the same period last year. We recorded $21 million of net gains related to the sale of corporate investments and valuation adjustments in the nine-month period ended February 27, 2022, compared to $78 million in the same period last year. In the nine-month period ended February 27, 2022, we recorded $20 million of integration costs related to our acquisition of Tyson Foods’ pet treats business and $57 million of transaction costs related to the sale of our interests in Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl and a European dough business. In addition, we recorded a $20 million recovery related to a Brazil indirect tax item and a $13 million insurance recovery in the nine-month period ended February 27, 2022. We also recorded $3 million of restructuring charges in costs of sales, compared to $2 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended February 27, 2022, cash provided by operations was $2,228 million compared to $2,208 million in the same period last year. The $20 million increase was primarily driven by a $237 million change in current assets and liabilities, partially offset by $170 million in divestitures gain, and a $37 million decrease in net earnings. The $237 million change in current assets and liabilities is primarily driven by a $405 million change in inventories, partially offset by a $169 million change in accounts payable.

Cash used by investing activities during the nine-month period ended February 27, 2022, was $1,462 million compared to $332 million for the same period in fiscal 2021. In the first quarter of fiscal 2022, we acquired the Tyson Foods’ pet treats business for an aggregate purchase price of $1.2 billion. During the third quarter of fiscal 2022, we sold our interests in Yoplait SAS, Yoplait Marques SNC and Liberté Marques Sàrl for cash proceeds of $17 million, net of cash divested as part of the sale. We also completed the sale of a European dough business in the third quarter of fiscal 2022 for cash proceeds of $29 million. In addition, we spent $351 million on purchases of land, buildings, and equipment in the first nine months of fiscal 2022 compared to $346 million in the same period last year.

Cash used by financing activities during the nine-month period ended February 27, 2022, was $1,398 million compared to $853 million used in the same period in fiscal 2021. We had $128 million of net debt issuances in the nine-month period ended February 27, 2022, compared to $321 million of net debt issuances in the same period a year ago. We paid $934 million of dividends in the nine-month period ended February 27, 2022, compared to $932 million in the same period last year. We also purchased $550 million of shares of common stock in the nine-month period ended February 27, 2022.

Our sources of liquidity were not materially impacted by the COVID-19 pandemic. As the COVID-19 pandemic evolves, we will continue to evaluate its impact to our sources of liquidity.

As of February 27, 2022, we had $802 million of cash and cash equivalents in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. Furthermore, we may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 27, 2022:

In Billions	Facility Amount	Borrowed Amount
Credit facility expiring:
April 2026	$2.7	$-
Total committed credit facilities	2.7	-
Uncommitted credit facilities	0.6	0.1
Total committed and uncommitted credit facilities	$3.3	$0.1

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

Certain of our long-term debt agreements, our credit facilities, and our noncontrolling interests contain restrictive covenants. As of February 27, 2022, we were in compliance with all of these covenants.

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

Our significant accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, redeemable interest, stock-based compensation, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 27, 2022, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

During the third quarter of fiscal 2022, we changed our organizational and management structure to streamline our global operations. As a result of these changes, we reassessed our operating segments as well as our reporting units. Under our new organizational structure, our chief operating decision maker assesses performance and makes decisions about resources to be allocated to our segments at the North America Retail, International, Pet, and North America Foodservice operating segment level. See Note 17 for additional information on our operating segments.

With the organizational change, we also reassessed our reporting units one level below the segment level. We considered the new organization structure to be a triggering event that required a subsequent goodwill impairment test of certain reporting units during the third quarter of fiscal 2022. We determined there was no impairment of the goodwill of the impacted reporting units as their related fair values were substantially in excess of the carrying values.

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

In addition, while having significant coverage as of our fiscal 2022 assessment date, the Progresso, Green Giant, and EPIC brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.

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

Divestitures gain

Divestitures gain related to the sale of our interests in Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl and the sale of a European dough business in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Transaction costs

Transaction costs related to the sale of our interests in Yoplait SAS, Yoplait Marques SNC, and Liberté Marques Sàrl and the definitive agreements and sale of our European dough businesses in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Non-income tax recovery

Recovery related to a Brazil indirect tax item recorded in fiscal 2022.

Acquisition integration costs

Integration costs resulting from the acquisition of Tyson Foods’ pet treats business. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Investment activity, net

Valuation adjustments and the gain on sale of certain corporate investments in fiscal 2022 and fiscal 2021.

Mark-to-market effects

Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please see Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Restructuring charges

Restructuring charges for International supply chain optimization actions and previously announced restructuring actions in fiscal 2022. Restructuring charges for previously announced restructuring actions in fiscal 2021. Please see Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Product recall

Product recall adjustment recorded in fiscal 2021 related to our international Green Giant business.

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

Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Feb. 27, 2022		Feb. 28, 2021
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$815.3	18.0%	$826.6	18.3%
Divestitures gain	(170.1)	(3.7)%	-	-%
Transaction costs	8.6	0.2%	-	-%
Non-income tax recovery	0.2	-	-	-%
Acquisition integration costs	4.3	0.1%	-	-%
Investment activity, net	(11.1)	(0.2)%	(59.3)	(1.3)%
Mark-to-market effects	20.0	0.4%	(55.7)	(1.2)%
Restructuring charges	9.3	0.2%	11.7	0.3%
Product recall	-	-%	(7.8)	(0.2)%
Adjusted operating profit	$676.5	14.9%	$715.6	15.8%

	Nine-Month Period Ended
	Feb. 27, 2022		Feb. 28, 2021
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$2,459.7	17.4%	$2,596.9	19.1%
Divestitures gain	(170.1)	(1.2)%	-	-%
Transaction costs	56.8	0.4%	-	-%
Non-income tax recovery	(20.4)	(0.1)%	-	-%
Acquisition integration costs	20.2	0.1%	-	-%
Investment activity, net	(20.9)	(0.1)%	(78.3)	(0.6)%
Mark-to-market effects	(16.2)	(0.1)%	(118.0)	(0.9)%
Restructuring charges	7.9	0.1%	13.6	0.1%
Product recall	-	-%	(0.7)	-%
Adjusted operating profit	$2,317.0	16.4%	$2,413.6	17.7%

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended			Nine-Month Period Ended
	Feb. 27, 2022	Feb. 28, 2021	Change	Feb. 27, 2022	Feb. 28, 2021	Change
Operating profit as reported	$815.3	$826.6	(1)%	$2,459.7	$2,596.9	(5)%
Divestitures gain	(170.1)	-		(170.1)	-
Transaction costs	8.6	-		56.8	-
Investment activity, net	(11.1)	(59.3)		(20.9)	(78.3)
Non-income tax recovery	0.2	-		(20.4)	-
Acquisition integration costs	4.3	-		20.2	-
Mark-to-market effects	20.0	(55.7)		(16.2)	(118.0)
Restructuring charges	9.3	11.7		7.9	13.6
Product recall	-	(7.8)		-	(0.7)
Adjusted operating profit	$676.5	$715.6	(5)%	$2,317.0	$2,413.6	(4)%
Foreign currency exchange impact			Flat			Flat
Adjusted operating profit growth, on a constant-currency basis			(6)%			(5)%

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

The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rates follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 27, 2022	Feb. 28, 2021	Change	Feb. 27, 2022	Feb. 28, 2021	Change
Diluted earnings per share, as reported	$1.08	$0.96	13%	$3.07	$3.10	(1)%
Divestitures gain	(0.28)	-		(0.28)	-
Transaction costs	0.01	-		0.07	-
Non-income tax recovery	-	-		(0.02)	-
Acquisition integration costs	0.01	-		0.03	-
Investment activity, net	(0.01)	(0.08)		(0.03)	(0.10)
Mark-to-market effects	0.03	(0.07)		(0.02)	(0.15)
Restructuring charges	0.02	0.02		0.01	0.02
Product recall	-	(0.01)		-	-
Adjusted diluted earnings per share	$0.84	$0.82	2%	$2.82	$2.88	(2)%
Foreign currency exchange impact			Flat			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			2%			(2)%

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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Feb. 27, 2022	154%	(12)	pts	167%
Nine-Month Period Ended Feb. 27, 2022	3%	(2)	pts	5%
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

Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

	Percentage Change in Net Sales as Reported	Impact of Foreign Currency Exchange		Percentage Change in Net Sales on Constant- Currency Basis
Quarter Ended Feb. 27, 2022	(2)%	Flat		(2)%
Nine-Month Period Ended Feb. 27, 2022	5%	4	pts	1%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 27, 2022
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(3)%	Flat		(3)%
International	(13)%	2	pts	(16)%
Pet	8%	Flat		8%
North America Foodservice	(13)%	Flat		(13)%

	Nine-Month Period Ended Feb. 27, 2022
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange		Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(7)%	Flat		(7)%
International	(14)%	4	pts	(18)%
Pet	15%	Flat		15%
North America Foodservice	27%	Flat		27%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rates

We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 27, 2022		Feb. 28, 2021		Feb. 27, 2022		Feb. 28, 2021
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$755.9	$123.2	$754.0	$162.0	$2,269.0	$451.8	$2,378.8	$522.2
Divestitures gain	(170.1)	0.4	-	-	(170.1)	0.4	-	-
Transaction costs	8.6	(1.2)	-	-	56.8	11.2	-	-
Investment activity, net	(11.1)	(0.2)	(59.3)	(11.7)	(20.9)	0.3	(78.3)	(16.1)
Non-income tax recovery	0.2	0.1	-	-	(20.4)	(6.9)	-	-
Acquisition integration costs	4.3	1.0	-	-	20.2	4.6	-	-
Mark-to-market effects	20.0	4.6	(55.7)	(12.8)	(16.2)	(3.7)	(118.0)	(27.1)
Restructuring charges	9.3	1.7	11.7	2.0	7.9	3.6	13.6	2.5
Product recall	-	-	(7.8)	(0.9)	-	-	(0.7)	(0.1)
As adjusted	$617.1	$129.5	$643.1	$138.6	$2,126.3	$461.3	$2,195.5	$481.4
Effective tax rate:
As reported		16.3%		21.5%		19.9%		22.0%
As adjusted		21.0%		21.6%		21.7%		21.9%
Sum of adjustment to income taxes		$6.4		$(23.4)		$9.5		$(40.8)
Average number of common shares - diluted EPS		612.4		619.4		613.5		619.6
Impact of income tax adjustments on adjusted diluted EPS		$(0.01)		$0.03		$(0.02)		$0.06

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 27, 2022, was as follows:

In Millions	One-day Loss in Fair Value	Change During Nine-Month Period Ended Feb. 27, 2022	Analysis of Change
Interest rate instruments	$37	$-	Immaterial
Foreign currency instruments	21	(5)	Lower Exchange Rate Volatility
Commodity instruments	10	6	Larger Portfolio & Higher Market Volatility
Equity instruments	3	-	Immaterial

For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

Item 4. Controls and Procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 27, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 27, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended February 27, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Maximum Number of Shares that may yet be Purchased Under the Program (b)
November 29, 2021 - January 2, 2022	1,123,376	$65.37	1,123,376	27,146,154
January 3, 2022 - January 30, 2022	858,678	68.32	858,678	26,287,476
January 31, 2022 - February 27, 2022	636,699	67.83	636,699	25,650,777
Total	2,618,753	$66.93	2,618,753	25,650,777

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

PART II. OTHER INFORMATION

Item 6.	Exhibits.
3.1	By-Laws of General Mills, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 28, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 27, 2022, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Total Equity and Redeemable Interest; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page, formatted in Inline Extensible Business Reporting Language and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: March 23, 2022	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)