Form 10-K
period 2022-05-29
GENERAL MILLS INC
filed 2022-06-30
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☑

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR
THE FISCAL YEAR ENDED
MAY 29, 2022
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

Minneapolis
,
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
Yes ☐

No
☑
Aggregate

market value

of Common

Stock held

by non-affiliates

of the

registrant, based

on the

closing price

of $62.76

per share

as
reported on

the New

York

Stock Exchange

on November

28, 2021

(the last

business day

of the

registrant’s

most recently

completed
second fiscal quarter): $
37,857.2

million.
Number

of

shares

of

Common

Stock

outstanding

as

of

June

15,

2022:
597,158,440

(excluding
157,454,888

shares

held

in

the
treasury).
DOCUMENTS INCORPORATED

BY REFERENCE
Portions of the registrant’s Proxy

Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

Table of Contents
Page
Part I
Item 1
Business
4
Item 1A
Risk Factors
8
Item 1B
Unresolved Staff Comments
14
Item 2
Properties
14
Item 3
Legal Proceedings
15
Item 4
Mine Safety Disclosures
15
Part II
Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities
15
Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations
17
Item 7A
Quantitative and Qualitative Disclosures About Market Risk
40
Item 8
Financial Statements and Supplementary Data
42
Item 9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
91
Item 9A
Controls and Procedures
91
Item 9B
Other Information
91
Part III
Item 10
Directors, Executive Officers and Corporate Governance
92
Item 11
Executive Compensation
92
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
92
Item 13
Certain Relationships and Related Transactions, and Director Independence
92
Item 14
Principal Accounting Fees and Services
92
Part IV
Item 15
Exhibits and Financial Statement Schedules
92
Item 16
Form 10-K Summary
95
Signatures
96

PART

I
ITEM 1 - Business

COMPANY OVERVIEW
For more than

150 years, General

Mills has been making

food the world

loves. We

are a leading

global manufacturer and

marketer of
branded consumer

foods with more

than 100 brands

in 100 countries

across six continents.

In addition to

our consolidated operations,
we have 50 percent interests in

two strategic joint ventures that manufacture

and market food products sold in more

than 120 countries
worldwide.
We

manage and

review the

financial results

of our

business under

four operating

segments: North

America Retail;

International; Pet;
and

North

America

Foodservice.

See

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations
(MD&A) in Item 7 of this report for a description of our segments.
We offer

a variety of human and pet food products that provide great

taste, nutrition, convenience, and value for consumers around the
world. Our business is focused on the following large, global categories:
●
snacks, including grain, fruit and savory snacks, nutrition bars, and frozen hot snacks;
● ready-to-eat cereal;
●
convenient meals, including meal kits, ethnic meals, pizza, soup, side dish mixes,

frozen breakfast, and frozen entrees;
● wholesome natural pet food;
● refrigerated and frozen dough;
● baking mixes and ingredients;
● yogurt; and
● super-premium ice cream.
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
credit

and

product

return practices,

please

refer

to Note

2

to the

Consolidated

Financial Statements

in

Item 8

of this

report.

During
fiscal 2022, Walmart

Inc. and its affiliates (Walmart)

accounted for 20 percent of our consolidated

net sales and 28 percent of net sales
of our

North America

Retail segment.

No other

customer accounted

for 10

percent or

more of

our consolidated

net sales.

For further
information on significant customers, please refer to Note 8 to the Consolidated

Financial Statements in Item 8 of this report.
Competition
The

human

and

pet

food

categories

are

highly

competitive,

with

numerous

manufacturers

of

varying

sizes in

the

United

States and
throughout the

world. The categories

in which

we participate

also are

very competitive.

Our principal

competitors in

these categories
are manufacturers, as

well as retailers with

their own branded

products. Competitors market

and sell their products

through brick-and-
mortar stores

and e-commerce.

All our

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

aligned with consumers

’

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

plastic,

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

war, and

changes in

governmental agricultural

and energy

policies and

regulations. We

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

to, and more informed

knowledge of, various

commodity markets, principally

wheat and oats. This

operation holds
physical inventories

that are

carried at net

realizable value

and uses

derivatives to

manage its net

inventory position

and minimize

its
market exposures.
TRADEMARKS AND PATENTS
Our

products

are

marketed

under

a

variety

of

valuable

trademarks.

Some

of

the

more

important

trademarks

used

in

our

global
operations

(set

forth

in

italics

in

this

report)

include
Annie’s ,

Betty

Crocker
, Bisquick ,
Blue

Buffalo
,
Blue

Basics
,
Blue

Freedom
,
Bugles , Cascadian Farm , Cheerios , Chex ,
Cinnamon Toast

Crunch
, Cocoa Puffs , Cookie Crisp , EPIC , Fiber One , Food Should Taste
Good ,
Fruit

by

the

Foot
,
Fruit

Gushers
,
Fruit

Roll-Ups
, Gardetto's ,
Gold

Medal
,
Golden

Grahams
, Häagen-Dazs , Kitano , Kix ,
Lärabar , Latina ,
Lucky

Charms
, Muir Glen ,
Nature

Valley
,
Nudges,

Oatmeal

Crisp
,
Old

El

Paso
, Pillsbury , Progresso ,
Raisin

Nut
Bran , Total ,
Top

Chews

Naturals,

Totino’s
, Trix ,
True

Chews,

Wanchai

Ferry
, Wheaties , Wilderness
,

and
Yoki
.

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

long-
standing

products

(e.g.,
Reese’s

Puffs

for

cereal,
Green

Giant
for vegetables

in certain

countries, and
Yoplait
and related

brands for
fresh dairy

in the

United States

and Canada),

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

months. Within

our International

segment, demand

for
Häagen-Dazs ice cream is
higher during

the summer

months and

demand for

baking mix

increases during

winter months.

Due to

the offsetting

impact of

these
demand

trends,

as well

as the

different

seasons

in

the

northern

and

southern

hemispheres,

our

International

segment’s

net

sales are
generally evenly balanced throughout the year.
QUALITY AND SAFETY REGULATION
The

manufacture

and

sale

of

human

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

2022,

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
of

May

29,

2022,

we

had

approximately

32,500

employees

around

the

globe,

with

approximately

15,000

in

the

U.S.

and
approximately 17,500

located in our

markets outside

of the U.S.

Our workforce

is divided

between approximately

12,500 employees
dedicated to the production of our various products and approximately

20,000 non-production employees.

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

42 percent

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

INFORMATION ABOUT

OUR EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of June 29, 2022.
Jodi

Benson
,

age

57,

is

Chief

Innovation,

Technology

and

Quality

Officer.

Ms.

Benson

joined

General

Mills

in

2001

from

The
Pillsbury Company.

She held a

variety of positions

before becoming the

leader of our

One Global Dairy

Platform from 2011

to 2016.
She

was

named

Vice

President

for

our

International

business

segment

from

2016

to

2017,

and

Vice

President

of

the

Global
Innovation,

Technology,

and Quality

Capabilities

Group

from

2017 to

July 201

8.

She was

named

to her

current

position

in August
2018.
Kofi A. Bruce
, age 52, is Chief Financial

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

in 2017,

Vice
President, Financial Operations in September 2019, and to his present position in February 2020.

Paul J. Gallagher , age
54, is Chief

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

Harmening
, age

55, is

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

in 2016.

He

was named

Chief

Executive

Officer

in

2017

and

Chairman

of the

Board

in
January 2018. Mr. Harmening

is a director of The Toro

Company.
Dana

M.

McNabb
,
age

46,
is

Chief

Strategy

&

Growth

Officer.

Ms.

McNabb

joined

General

Mills

in

1999

and

held

a

variety

of
marketing roles

in Cereal,

Snacks, Meals,

and New

Products before

becoming Vice

President, Marketing

for CPW

in 2011

and Vice
President, Marketing

for the Circle

of Champions

Business Unit

in 2015. She

became President,

U.S. Cereal

Operating Unit

in 2016,
Group President, Europe & Australia in January 2020, and was named to her present position in July 2021.
Jaime

Montemayor
,

age

58,

is

Chief

Digital

and

Technology

Officer.

He

spent

21

years

at

PepsiCo,

Inc.,

serving

in

roles

of
increasing

responsibility,

including

most

recently

as

Senior

Vice

President

and

Chief

Information

Officer

of

PepsiCo’s

Americas
Foods segment

from 2013

to 2015, and

Senior Vice

President and

Chief Information

Officer,

Digital Innovation,

Data and Analytics,
PepsiCo from

2015 to

2016. Mr.

Montemayor served

as Chief

Technology

Officer of

7-Eleven Inc.

in 2017.

He assumed

his current
role in February 2020 after founding and operating a digital technology consulting company from 2017 until January 2020.
Jon J. Nudi
, age 52,

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

Vice

President,

President,
Europe/Australasia in 2014, and Senior Vice

President; President, U.S. Retail in 2016. He was named to his present position in 2017.
Shawn

P.

O’Grady
,

age

58,

is

Group

President,

North

America

Foodservice.

Mr.

O’Grady

joined

General

Mills

in

1990

and

held
several

marketing

roles

in

the

Snacks,

Meals,

and

Big

G

cereal

divisions.

He

was

promoted

to

Vice

President

in

1998

and

held
marketing positions in the

Betty Crocker and Pillsbury USA

divisions. In 2004, he moved into

Consumer Foods Sales, becoming

Vice
President, President, U.S. Retail Sales

in 2007, Senior Vice

President, President, Consumer Foods

Sales Division in 2010, Senior Vice
President,

President,

Sales &

Channel

Development

in

2012,

and

Group

President,

Convenience

Stores

&

Foodservice

in

2017.

He
was named to his current position in December 2021.
Mark A. Pallot,
age 49,

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

Residential

Capital,
LLC, Metris, Inc., CIT Group Inc., and Ernst & Young,

LLP.
Bethany

Quam
,

age

51,

is

Group

President,

Pet.

Ms.

Quam

joined

General

Mills

in

1993

and

held

a

variety

of

positions

before
becoming

Vice

President,

Strategic

Planning

in

2007.

She

was

promoted

to

Vice

President,

Field

Sales,

Channels

in

2012,

Vice
President; President,

Convenience Stores

& Foodservice

in 2014,

and Senior

Vice

President; President,

Europe &

Australia in

2016,
and Group President; Europe & Australia in 2017. She was named to her current position in October 2019.
Sean

Walker
,
age

56,

is

Group

President,

International.

Mr.

Walker

joined

General

Mills

in

1989

and

held

a

variety

of

positions
before becoming

Vice

President, President

of Latin

America in

2009. He

was named

Senior Vice

President, President

Latin America
in 2012,

Senior Vice

President, Corporate

Strategy

in 2016,

and Group

President,

Asia &

Latin America

in February

2019.

He was
named

to his current position in July 2021.
Karen Wilson

Thissen
, age

55, is

General Counsel

and Secretary.

Ms. Wilson

Thissen joined

General Mills

in June

2022.

Prior to
joining

General

Mills, she

spent

17 years

at Ameriprise

Financial,

Inc.,

serving in

roles of

increasing

responsibility,

including

most
recently as Executive Vice

President and General Counsel

from 2017 to June

2022, and Executive Vice

President and Deputy General
Counsel from

2014 to

2017.

Before

joining Ameriprise

Financial,

Inc., she

was a

partner at

the law

firm of

Faegre &

Benson LLP
(now Faegre Drinker Biddle & Reath LLP).
Jacqueline

Williams-Roll
,

age

53,

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

may

continue

to

have,

certain

negative

impacts

on our

business,
financial condition, and results of operations including, without limitation,

the following:

●
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
●
Deteriorating economic and political conditions

in our major markets affected

by the COVID-19 pandemic, such

as increased
unemployment,

decreases

in

disposable

income,

declines

in

consumer

confidence,

or

economic

slowdowns

or

recessions,
could cause a decrease in demand for our products.
●
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
●
Changes

and

volatility

in

consumer

purchasing

and

consumption

patterns

may

increase

demand

for

our

products

in

one
quarter, resulting

in decreased consumer demand for our

products in subsequent quarters. Short

term or sustained increases in
consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain.
●
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

●
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
●
Actions we have

taken or may

take, or decisions

we have made

or may make,

as a consequence

of the COVID-19

pandemic
may result in investigations, legal claims or litigation against us.

The

categories

in

which

we

participate

are

very

competitive,

and

if

we

are
not

able

to

compete

effectively,

our

results

of
operations could be adversely affected.

The

human

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

In fiscal 2022,

Walmart

accounted for 20

percent
of our

consolidated net

sales and

28 percent

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

war

(including

international

sanctions

imposed

on

Russia

for

its

invasion

of
Ukraine),

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

war, governmental

restrictions or mandates,

labor shortages, strikes,

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

2022, 23

percent of

our consolidated

net sales

were generated

outside of

the United

States. We

are accordingly

subject to

a
number of risks relating to doing business internationally,

any of which could significantly harm our business. These risks include:

● political and economic instability;
● exchange controls and currency exchange rates;
● tariffs on products and ingredients that we import and export;
● nationalization or government control of operations;
● compliance with anti-corruption regulations;
● foreign tax treaties and policies; and
●
restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences.

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

operate

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

We are currently

party to
a variety of

environmental remediation obligations.

Due to regulatory

complexities, uncertainties inherent

in litigation, and

the risk of
unidentified contaminants

on current and

former properties of

ours, the potential

exists for remediation,

liability,

indemnification, and
compliance

costs

to

differ

from

our

estimates.

We

cannot

guarantee

that

our

costs

in

relation

to

these

matters,

or

compliance

with
environmental

laws

in

general,

will

not

exceed

our

established

liabilities

or

otherwise

have

an

adverse

effect

on

our

business

and
results of operations.
Climate change and other sustainability matters could adversely affect our business.
There is

growing concern

that carbon

dioxide and

other greenhouse

gases in

the earth’s

atmosphere may

have an

adverse impact

on
global temperatures, weather patterns, and the frequency

and severity of extreme weather and natural disasters.

If such climate change
has a negative effect on agricultural productivity,

we may experience decreased availability and higher pricing for certain commodities that are necessary

for our

products. Increased

frequency or

severity of

extreme weather

could also impair

our production

capabilities,
disrupt our

supply chain,

impact demand

for our

products, and

increase our

insurance and

other operating

costs.

Increasing concern
over

climate

change

or

other

sustainability

issues

also

may

adversely

impact

demand

for

our

products

due

to

changes

in

consumer
preferences or

negative consumer

reaction to

our commitments

and actions

to address

these issues.

We

may also

become subject

to
additional

legal

and

regulatory

requirements

relating

to

climate

change

or

other

sustainability

issues,

including

greenhouse

gas
emission

regulations

(e.g.,

carbon

taxes),

energy

policies,

sustainability

initiatives

(e.g.,

single-use

plastic

limits),

and

disclosure
obligations.

If additional legal

and regulatory

requirements are

enacted and

are more aggressive

than the sustainability

measures that
we are currently undertaking to monitor our emissions

and improve our energy efficiency

and other sustainability goals, or if we chose
to take actions to achieve more aggressive goals, we may experience significant increases in our costs of operations.
We

have announced goals

and commitments to

reduce our carbon footprint.

If we fail to

achieve or improperly

report on our progress
toward

achieving

our

carbon

emissions

reduction

goals

and

commitments,

then

the

resulting

negative

publicity

could

harm

our
reputation and adversely affect demand for our products.
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

North America

Foodservice segment.

Any of

these events

could have

an adverse

effect on

our results

of
operations.

We

have

a

substantial

amount

of

indebtedness,

which

could

limit

financing

and

other

options

and

in

some

cases

adversely
affect our ability to pay dividends.

As

of

May

29,

2022,

we

had

total

debt

and

noncontrolling

interests

of

$11.9

billion.

The

agreements

under

which

we

have

issued
indebtedness

do not

prevent us

from

incurring

additional unsecured

indebtedness

in the

future.

Our level

of indebtedness

may

limit
our:

●
ability to

obtain additional

financing for

working capital,

capital expenditures,

or general

corporate

purposes, particularly

if
the ratings assigned to our debt securities by rating organizations were revised downward; and
●
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

contracts.

From

time

to

time,

we

issue

variable

rate

securities

based

on

London

Interbank

Offered

Rate

(LIBOR)

and

enter

into

interest

rate
swaps that

contain a

variable element

based on

LIBOR. The

United

Kingdom Financial

Conduct

Authority intends

to phase

out the
LIBOR rates

associated with

our outstanding

variable rate

securities and

interest rate

swaps by

June 2023.

The U.S.

Federal Reserve
has selected the

Secured Overnight Funding

Rate (SOFR) as the

preferred alternate rate

to LIBOR. We

are planning for this

transition
and

will

amend

any

contracts

to

accommodate

the

SOFR

rate

where

required.

We

continue

to

evaluate

the

potential

impact

of

this
transition, which remains subject to uncertainty.

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

29, 2022,

we had $21.4

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
conditions were to change,

then our reporting units could

become significantly impaired. While

we currently believe that

our goodwill
is not impaired, different assumptions regarding

the future performance of our businesses could result in significant impairment losses.

We

evaluate

the

useful

lives

of

our

intangible

assets,

primarily

intangible

assets

associated

with

the
Blue

Buffalo,
Pillsbury , Totino’s , Progresso , Old El Paso , Yoki , Häagen-Dazs , and Annie’s brands, to determine if they are

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
Our Progresso ,
Green

Giant
, EPIC
,

and
Uncle

Toby’s

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

2022, we operated

43 facilities for

the production of

a wide variety

of food products.

Of these facilities,

25 are located
in the United

States (1 of

which is leased),

4 in the

Greater China region,

1 in the

Asia/Middle East/Africa

Region, 2

in Canada (1

of
which is

leased), 5

in Europe/Australia,

and 6

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
• Covington, Georgia • Reed City, Michigan • Cincinnati, Ohio
• Belvidere, Illinois • Fridley, Minnesota • Wellston, Ohio
• Geneva, Illinois • Hannibal, Missouri • Murfreesboro, Tennessee
• Cedar Rapids, Iowa • Albuquerque, New Mexico • Milwaukee, Wisconsin
North America Foodservice
• Chanhassen, Minnesota • Joplin, Missouri
International
• Rooty Hill, Australia • Recife, Brazil • Arras, France
• Cambara, Brazil • Guangzhou, China • Labatut, France
• Campo Novo do Pareceis, Brazil • Nanjing, China • Inofita, Greece
• Paranavai, Brazil • Sanhe, China • Nashik, India
• Pouso Alegre, Brazil • Shanghai, China • San Adrian, Spain
Pet
• Richmond, Indiana • Independence, Iowa • Joplin, Missouri
We

operate

numerous

grain

elevators

in

the

United

States

in

support

of

our

domestic

manufacturing

activities.

We

also

utilize
approximately

15 million

square

feet

of warehouse

and

distribution

space, nearly

all of

which

is leased,

that

primarily

supports

our
North America

Retail segment.

We

own and

lease a

number of

dedicated sales

and administrative

offices

around the

world, totaling
approximately 2 million square feet. We

have additional warehouse, distribution, and office space in our plant locations.
As part

of our

Häagen-Dazs

business in

our International

segment

we operate

448 (all

leased) and

franchise

384 branded

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

2022,

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

stock is

listed on

the New

York

Stock Exchange

under the

symbol “GIS.”

On June 15,

2022, there

were approximately
25,000 record holders of our common stock.

The

following

table

sets

forth

information

with

respect

to

shares

of

our

common

stock

that

we

purchased

during

the

fiscal

quarter
ended May 29, 2022:

Period
Total

Number

of Shares

Purchased (a)
Average Price
Paid Per Share
Total

Number of Shares

Purchased as Part of a

Publicly Announced

Program (b)
Maximum Number of

Shares that may yet

be Purchased

Under the Program (b)
February 28, 2022 -

April 3, 2022 1,081,455 $ 64.84 1,081,455 24,569,322
April 4, 2022 -

May 1, 2022 1,895,917 70.66 1,895,917 22,673,405
May 2, 2022 -

May 29, 2022 1,735,229 70.09 1,735,229 20,938,176
Total 4,712,601 $ 69.11 4,712,601 20,938,176
(a)

The total

number of

shares purchased

includes shares

of common

stock withheld

for the

payment of

withholding taxes

upon the
distribution of deferred option units.
(b)

On

June

27, 2022,

our

Board of

Directors

approved

a new

authorization

for

the repurchase

of

up to

100,000,000

shares of

our
common

stock

and

terminated

the

prior

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
● 2 to 3 percent annual growth in organic net sales;
● mid-single-digit annual growth in adjusted operating profit;
●
mid- to high-single-digit annual growth in adjusted diluted earnings per share

(EPS);
●
free cash flow conversion of at least 95 percent of adjusted net earnings after tax; and
●
cash return to shareholders of 80 to 90 percent of free cash flow,

including an attractive dividend yield.
We

are executing

our Accelerate

strategy to

drive sustainable,

profitable gro

wth and

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
appreciation

for cooking

and baking.

We

plan to

capitalize on

these opportunities,

addressing evolving

consumer

needs through

our
leading brands, innovation, and advantaged capabilities to generate profitable growth.
In fiscal 2022,

we successfully adapted

to the volatile operating

environment, responding quickly

to significant increases in

input cost
inflation and supply chain disruptions and keeping

our brands available for our customers and consumers.

As a result, we were able to
grow organic

net sales, adjusted

operating profit,

and adjusted diluted

EPS ahead of

our initial targets.

We

achieved each

of the

three
priorities we established at the beginning of the year:

We

continued

to

compete

effectively,

including

holding

or

growing

market

share

in

70

percent

of

our

global

priority
businesses.

We

generated organic

net sales

growth across

each of

our four

operating segments,

fueled by

compelling brand
building

and

innovation

across our

leading

brands,

and

supported

with

strong

levels

of

net price

realization

in

response

to
significant input cost inflation.
We

successfully navigated

the dynamic supply

chain environment, which

was characterized by

steadily increasing input

cost
inflation,

reaching

8

percent

for

the

full

year,

and

record

levels

of

supply

chain

disruptions

affecting

our

sourcing,
manufacturing,

and logistics

operations.

We

leveraged

our Strategic

Revenue

Management

(SRM) capability

to accelerate
pricing actions in

the face of increasing

inflation, generating 7

points of positive

organic net price

realization and mix

for the
year.

And

we

moved

quickly

to

address

supply

chain

disruptions

and

outpace

our

competition

in

terms

of

on-shelf
availability for our brands.
We

executed

our

portfolio

and

organizational

reshaping

actions

without

disrupting

our

base

business.

We

announced

or
closed

seven

different

acquisitions

and

divestitures

during

the

year,

helping

further

upgrade

the

growth

profile

of

our
portfolio.

And we

successfully implemented

significant changes

to our

organizational

structure, including

streamlining our
North

America

Retail

operating

unit

structure,

realigning

our

North

America

Foodservice

segment

and

shifting

our

U.S.
convenience stores

business into North

America Retail, creating

a new International

segment and adjusting

our go-to-market
model

across

many

global

markets,

and

establishing

a

new

Strategy

&

Growth

organization

tasked

with

advancing

many
aspects of our Accelerate strategy.
Our consolidated net

sales for fiscal

2022 rose 5

percent to $19.0 billion.

On an organic

basis, net sales

increased 6 percent

compared
to year-ago

levels. Operating

profit of

$3.5 billion increased

11 percent.

Adjusted operating

profit of

$3.2 billion increased

2 percent
on a constant-currency

basis.

Diluted EPS of $4.42

was up 17 percent

compared to fiscal 2021

results. Adjusted diluted EPS

of $3.94

increased

4

percent

on

a

constant-currency

basis

(See

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of
measures not defined by generally accepted accounting principles (GAAP)).
Net

cash

provided

by

operations

totaled

$3.3 billion

in

fiscal

2022

representing

a

conversion

rate

of

121

percent

of

net

earnings,
including earnings attributable

to redeemable and noncontrolling

interests. This cash generation

supported capital investments

totaling
$569 million, and

our resulting

free cash flow

was $2.7 billion

at a conversion

rate of 113

percent of

adjusted net

earnings, including
earnings

attributable

to

redeemable

and

noncontrolling

interests.

We

returned

cash

to

shareholders

through

dividends

totaling

$1.2
billion and net share repurchases

totaling $715 million. Our ratio

of net debt-to-operating cash flow

was 3.3 in fiscal 2022, and our

net
debt-to-adjusted earnings before net interest, income taxes, depreciation and amortization (net debt-to-adjusted EBITDA) ratio was 2.8
(See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
A

detailed

review

of

our

fiscal

2022

performance

compared

to

fiscal

2021

appears

below

in

the

section

titled

“Fiscal

2022
Consolidated Results of Operations.” A detailed review

of our fiscal 2021 performance compared to our fiscal 2020

performance is set
forth

in Part

II, Item

7 of

our Form

10-K for

the fiscal

year

ended

May 30, 2021

under the

caption

“Management’s

Discussion and
Analysis of

Financial Condition

and Results

of Operations

– Fiscal

2021 Results

of Consolidated

Operations,” which

is incorporated
herein by reference.
In fiscal 2023,

we expect to

build on our

positive momentum

and continue

to advance our

Accelerate strategy.

Our key priorities

are
to

continue

to

compete

effectively,

invest

in

our

brands

and

capabilities,

and

reshape

our

portfolio.

We

expect

the

largest

factors
impacting

our

performance

in

fiscal

2023

will

be

the

economic

health

of

consumers,

the

inflationary

cost

environment,

and

the
frequency and severity of disruptions

in the supply chain.

Total input

cost inflation is expected to

be approximately 14 percent

of cost
of goods

sold in

fiscal 2023.

We

are addressing

the inflationary

environment with

holistic margin

management (HMM)

cost savings
expected to

total approximately

3 to

4 percent

of cost

of goods

sold and

low-double-digit net

price realization

generated through

our
SRM capability.

We are planning

for volume elasticities to increase but remain below

historical levels and supply chain disruptions to
slowly moderate in fiscal 2023 compared to fiscal 2022 levels.
Based on these assumptions, our key full-year fiscal 2023 targets are summarized below:
● Organic net sales are expected to increase 4 to 5 percent.
●
Adjusted operating

profit is

expected to

range between

down 2

percent and

up 1

percent in

constant-currency from

the base
of

$3.2

billion

reported

in

fiscal

2022,

including

a

3-point

net

headwind

from

divestitures

and

acquisitions

announced

or
closed in fiscal 2022.
●
Adjusted diluted EPS are

expected to range between

flat and up 3 percent

in constant-currency from

the base of $3.94 earned
in fiscal 2022, including a 3-point net headwind from divestitures and acquisitions announced or closed in fiscal 2022.
●
Free cash flow conversion is expected to be at least 90 percent of adjusted after-tax earnings.
See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
Certain terms used throughout this report are defined in a glossary in Item

8 of this report.
FISCAL 2022 CONSOLIDATED

RESULTS

OF OPERATIONS
In fiscal

2022, net

sales increased

5 percent

compared to

fiscal 2021

and organic

net sales increased

6 percent

compared to

last year.
Operating

profit

increased

11

percent

to

$3,476

million

primarily

driven

by

favorable

net

price

realization

and

mix,

gains

on
divestitures,

net

restructuring

recoveries,

and

a

decrease

in

certain

selling,

general,

and

administrative

(SG&A)

expenses,

partially
offset

by

higher

input

costs,

lower

net

corporate

investment

activity,

higher

transaction

and

integration

costs,

and

volume

declines.
Operating profit margin

of 18.3 percent increased

100 basis points.

Adjusted operating profit

of $3,213 million

increased 2 percent on
a constant-currency

basis, primarily

driven by

a decrease

in certain

SG&A expenses.

Adjusted operating

profit margin

decreased 50
basis

points

to

16.9

percent.

Diluted

earnings

per

share

of

$4.42

increased

17

percent

compared

to

fiscal

2021.

Adjusted

diluted
earnings

per

share

of

$3.94

increased

4

percent

on

a

constant-currency

basis

(see

the

“Non-GAAP

Measures”

section

below

for

a
description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2022 follows:
Fiscal 2022
In millions,
except per
share
Fiscal 2022 vs.
Fiscal 2021
Percent of Net
Sales
Constant-
Currency
Growth (a)
Net sales $ 18,992.8 5%
Operating profit 3,475.8 11% 18.3%
Net earnings attributable to General Mills 2,707.3 16%
Diluted earnings per share $ 4.42 17%
Organic net sales growth rate (a) 6%
Adjusted operating profit (a) 3,213.3 2% 16.9% 2%
Adjusted diluted earnings per share (a) $ 3.94 4% 4%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by

GAAP.
Consolidated

net sales
were as follows:

Fiscal 2022
Fiscal 2022 vs.
Fiscal 2021 Fiscal 2021
Net sales (in millions) $ 18,992.8 5% $ 18,127.0
Contributions from volume growth (a) (5) pts
Net price realization and mix 10 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
The

5

percent

increase

in

net

sales

in

fiscal

2022

reflects

favorable

net

price

realization

and

mix,

partially

offset

by

a

decrease

in
contributions from volume growth.
Components of organic net sales growth are shown in the following table:
Fiscal 2022 vs. Fiscal 2021
Contributions from organic volume growth (a) (1) pt
Organic net price realization and mix 7 pts
Organic net sales growth 6 pts
Foreign currency exchange

Flat
Acquisition and divestitures (1) pt
Net sales growth 5 pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Organic net sales in fiscal 2022 increased 6 percent

compared to fiscal 2021,

driven by favorable organic net price realization and

mix,
partially offset by a decrease in contributions from

organic volume growth.
Cost of sales
increased $912 million in fiscal 2022

to $12,591 million. The increase was

primarily driven by a $1,514 million

increase
attributable to

product rate and

mix, partially offset

by a $608

million decrease due

to lower volume.

We

recorded a

$133 million net
decrease

in

cost

of

sales

related

to

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories

in

fiscal

2022,
compared to a net decrease of $139

million in fiscal 2021

(please see Note 8 to the Consolidated

Financial Statements in Item 8 of this
report for additional information).

Gross margin
decreased 1 percent in

fiscal 2022 versus fiscal 2021.

Gross margin as a percent

of net sales decreased

190 basis points
to 33.7 percent compared to fiscal 2021.

SG&A

expenses

increased

$67 million

to

$3,147 million

in

fiscal

2022

compared

to

fiscal

2021.

The

increase

in

SG&A

expenses
primarily reflects

lower net corporate

investment activity

and higher transaction

costs, partially offset

by lower media

and advertising
expenses and other administrative costs. SG&A expenses as a percent of net sales in fiscal 2022 decreased 40 basis points compared to fiscal 2021.

Divestitures

gain

totaled

$194

million

in

fiscal

2022
due

to

the

sale

of

our

interests

in

Yoplait

SAS,

Yoplait

Marques

SNC,

and
Liberté Marques

Sàrl and

our European

dough businesses

(please refer

to Note

3 to

the Consolidated

Financial Statements

in Part

I,
Item 1 of this report). Divestiture loss totaled $54 million in fiscal 2021 due to the sale of our Laticínios Carolina business in Brazil.
Restructuring, impairment,

and other exit

costs (recoveries)
totaled $26 million

of net recoveries

in fiscal 2022

compared to $170
million of charges in

fiscal 2021. In fiscal 2022,

we approved restructuring actions

in the International segment

to drive efficiencies in
manufacturing and logistics operations

,

and as a result, we

recorded $12 million of

charges in fiscal 2022.

We recorded

a net recovery
of

$38

million

in

fiscal

2022,

which

includes

a

$34

million

reduction

to

our

restructuring

reserves

primarily

related

to

severance
charges.

In

fiscal

2021,

we

approved

restructuring

actions

designed

to

better

align

our

organizational

structure

and

resources

with
strategic

initiatives

and

actions

related

to

route-to-market

and

supply

chain

optimization.

Please

see

Note

4

to

the

Consolidated
Financial Statements in Item 8 of this report for additional information.

Benefit

plan

non-service

income
totaled

$113 million

in

fiscal

2022

compared

to

$133 million

in

fiscal

2021,

primarily

reflecting
higher

amortization

of

losses

(please

see

Note

2

to

the

Consolidated

Financial

Statements

in

Item

8

of

this

report

for

additional
information).
Interest, net
for fiscal 2022 totaled $380 million, $40 million lower than fiscal 2021,

primarily driven by lower average debt balances.
Our
effective

tax rate
for fiscal

2022

was 18.3

percent

compared to

22.0 percent

in fiscal

2021.

The 3.7

percentage point

decrease
was primarily

driven by a

change in the

valuation allowance on

our capital loss

carryforwards, certain non

-taxable components of

the
divestiture gains, and favorable changes

in earnings mix by jurisdiction.

Our adjusted effective tax rate

was 20.9 percent in fiscal 2022
compared to

21.1 percent

in fiscal

2021 (see

the “Non-GAAP

Measures” section

below for

a description

of our

use of

measures not
defined by GAAP).
After-tax earnings from

joint ventures
decreased 5 percent

to $112 million

in fiscal 2022 compared

to fiscal 2021,

primarily driven
by higher input costs and

lower net sales at CPW,

partially offset by

lower SG&A expenses at CPW and

higher net sales at HDJ. On

a
constant-currency basis,

after-tax earnings

from joint ventures

decreased 3 percent

(see the “Non-GAAP

Measures” section below

for
a description of

our use of

measures not defined

by GAAP). The

components of our

joint ventures’ net

sales growth are

shown in the
following table:
Fiscal 2022 vs. Fiscal 2021 CPW HDJ Total
Contributions from volume growth (a) (3) pts 8 pts
Net price realization and mix 2 pts 1 pt
Net sales growth in constant currency (1) pt 9 pts 1 pt
Foreign currency exchange (2) pts (8) pts (3) pts
Net sales growth (3) pts 1 pt (2) pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments
Net

earnings

attributable

to

redeemable

and

noncontrolling

interests

increased

to

$28

million

in

fiscal

2022

compared

to

$6
million in

fiscal 2021,

primarily due

to the loss

on sale

of the Laticínios

Carolina business

in Brazil

in fiscal 2021,

partially offset

by
the sale of our interests in Yoplait

SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl in fiscal 2022.
Average

diluted

shares

outstanding
decreased

by

6 million

in

fiscal

2022

from

fiscal

2021

primarily

due

to

share

repurchase
activity.

RESULTS

OF SEGMENT OPERATIONS
Our businesses are organized into four operating segments: North

America Retail; International; Pet, and North America Foodservice.
In

fiscal

2022,

we

announced

a

new

organization

structure

to

streamline

our

global

operations.

As

a

result

of

this

global
reorganization,

beginning

in

the

third

quarter

of

fiscal

2022,

we

reported

results

for

our

four

operating

segments

as

follows:

North
America Retail; International;

Pet; and North America

Foodservice. We

have restated our

net sales by segment

and segment operating
profit amounts

to reflect

our new

operating segments.

These segment

changes had

no effect

on previously

reported consolidated

net
sales, operating

profit, net

earnings attributable

to General

Mills, or

earnings

per share.

Please refer

to Note

17 of

the Consolidated
Financial Statements in Part 8 of this report for a description of our operating segments.
Our

North

America

Retail

operating

segment

includes

convenience

store

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

fiscal 2022 and
fiscal 2021:
Fiscal Year
2022 2021
In Millions Dollars Percent of Total Dollars Percent of Total
Net Sales
North America Retail $ 11,572.0 61% $ 11,250.0 62%
International 3,315.7 17 3,656.8 20
Pet 2,259.4 12 1,732.4 10
North America Foodservice 1,845.7 10 1,487.8 8
Total $ 18,992.8 100% $ 18,127.0 100%
Segment Operating Profit
North America Retail $ 2,699.7 74% $ 2,725.9 75%
International 232.0 6 236.6 7
Pet 470.6 13 415.0 12
North America Foodservice 255.5 7 203.3 6
Total $ 3,657.8 100% $ 3,580.8 100%
Segment

operating

profit

as

reviewed

by

our

executive

management

excludes

unallocated

corporate

items,

net

gain

or

loss

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
North America Retail net sales were as follows:
Fiscal 2022
Fiscal 2022 vs. 2021
Percentage Change Fiscal 2021
Net sales (in millions) $ 11,572.0 3% $ 11,250.0
Contributions from volume growth (a) (6) pts
Net price realization and mix 9 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

The

3

percent

increase

in

North

America

Retail

net

sales

for

fiscal

2022

was

driven

by

favorable

net

price

realization

and

mix,
partially offset by a decrease in contributions from volume growth.

The components of North America Retail organic net

sales growth are shown in the following table:
Fiscal 2022 vs. 2021
Percentage Change
Contributions from organic volume growth (a) (6) pts
Organic net price realization and mix 9 pts
Organic net sales growth 3 pts
Foreign currency exchange Flat
Net sales growth 3 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North

America

Retail organic

net

sales increased

3 percent

in fiscal

2022

compared

to fiscal

2021,

driven

by favorable

organic

net
price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Net sales for our North America Retail operating units are shown in the following table:
In Millions Fiscal 2022
Fiscal 2022 vs. 2021
Percentage Change Fiscal 2021
U.S. Meals & Baking Solutions $ 4,023.8 Flat $ 4,042.2
U.S. Morning Foods 3,370.9 2% 3,314.0
U.S. Snacks 3,191.4 9% 2,940.5
Canada (a) 985.9 3% 953.3
Total $ 11,572.0 3% $ 11,250.0
(a)
On a constant

currency basis, Canada

operating unit net

sales increased 1

percent in fiscal

2022. See the

“Non-GAAP Measures”
section below for our use of this measure not defined by GAAP.
Segment

operating

profit

decreased

1

percent

to $2,700

million

in

fiscal

2022

compared

to

$2,726

million

in

fiscal

2021,

primarily
driven by higher input costs and

a decrease in contributions from volume

growth,

partially offset by favorable net

price realization and
mix

and

a

decrease

in certain

SG&A

expenses.

Segment

operating

profit

decreased

1 percent

on a

constant-currency

basis in

fiscal
2022 compared to fiscal 2021 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
INTERNATIONAL SEGMENT
Our International

operating segment

reflects retail

and foodservice

businesses outside

of the

United States

and Canada.

Our product
categories

include

super-premium

ice

cream

and frozen

desserts, meal

kits,

salty

snacks,

snack

bars,

dessert

and

baking

mixes,

and
shelf stable vegetables.

International net sales were as follows:
Fiscal 2022
Fiscal 2022 vs. 2021
Percentage Change Fiscal 2021
Net sales (in millions) $ 3,315.7 (9) % $ 3,656.8
Contributions from volume growth (a) (19) pts
Net price realization and mix 9 pts
Foreign currency exchange 1 pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
The

9

percent

decrease

in

International

net

sales

in

fiscal

2022

was

driven

by

a

decrease

in

contributions

from

volume

growth,
including

the

impact

of

volume declines

from

divestitures,

partially

offset

by

favorable

net

price

realization

and

mix

and

favorable
foreign currency exchange.

The components of International organic net sales growth

are shown in the following table:
Fiscal 2022 vs. 2021
Percentage Change
Contributions from organic volume growth (a) Flat
Organic net price realization and mix 2 pts
Organic net sales growth 2 pts
Foreign currency exchange 1 pt
Divestitures (b) (12) pts
Net sales growth (9) pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Divestitures include

the impact

of the

sale of our

interests in

Yoplait

SAS, Yoplait

Marques SNC,

and Liberté

Marques Sàrl

and
our European

dough businesses in

fiscal 2022

and the sale

of the Laticínios

Carolina business in

Brazil in fiscal

2021. Please see
Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.
The 2

percent increase

in International

organic

net sales

growth in

fiscal 2022

was driven

by favorable

organic

net price

realization
and mix.
Segment

operating

profit decreased

2 percent

to $232 million

in fiscal

2022 compared

to $237

million

in 2021,

primarily

driven by
higher

input

costs

and

a

decrease

in

contributions

from

volume

growth,

including

the

impact

of volume

declines

from

divestitures,
partially

offset

by favorable

net price

realization

and mix

and

a decrease

in SG&A

expenses. Segment

operating

profit decreased

4
percent on a constant-currency

basis in fiscal 2022 compared to fiscal

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

other high-
quality natural ingredients.

Our tailored pet product offerings

address specific dietary,

lifestyle, and life-stage needs

and span different
product types, diet types, breed sizes for dogs, lifestages, flavors, product functions,

and textures and cuts for wet foods.
Pet net sales were as follows:
Fiscal 2022
Fiscal 2022 vs. 2021
Percentage Change Fiscal 2021
Net sales (in millions) $ 2,259.4 30% $ 1,732.4
Contributions from volume growth (a) 11 pts
Net price realization and mix 19 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Pet net

sales increased

30

percent

in

fiscal

2022

compared to

fiscal

2021,

driven

by favorable

net

price

realization

and mix

and

an
increase in contributions from volume growth,

including incremental volume from the acquisition of Tyson

Foods’ pet treats business.

The components of Pet organic net sales growth are shown in the following table:
Fiscal 2022 vs. 2021
Percentage Change
Contributions from organic volume growth (a) 8 pts
Organic net price realization and mix 10 pts
Organic net sales growth 18 pts
Foreign currency exchange Flat
Acquisition (b) 13 pts
Net sales growth 30 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Acquisition of Tyson

Foods’ pet treats business

in fiscal 2022. Please

see Note 3 to

the Consolidated Financial

Statements in Part
II, Item 8 of this report.
The 18

percent increase

in Pet

organic

net sales

growth

in fiscal

2022 was

driven by

favorable organic

net price

realization and

mix
and an increase in contributions from organic volume

growth.
Pet operating

profit increased

13 percent

to $471 million

in fiscal 2022,

compared to

$415 million in

fiscal 2021, primarily

driven by
favorable net

price realization

and mix

and an increase

in contributions

from volume

growth, including

incremental volume

from the
acquisition

of

Tyson

Foods’

pet

treats

business,

partially

offset

by

higher

input

costs and

an

increase

in

SG&A

expenses.

Segment
operating

profit

increased

13

percent

on

a

constant-currency

basis

in

fiscal

2022

compared

to

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
North America Foodservice net sales were as follows:
Fiscal 2022
Fiscal 2022 vs. 2021
Percentage Change Fiscal 2021
Net sales (in millions)

$ 1,845.7 24% $ 1,487.8
Contributions from volume growth (a) 5 pts
Net price realization and mix 19 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

North

America

Foodservice

net

sales

increased

24

percent

in

fiscal

2022,

driven

by

favorable

price

realization

and

mix,

including
market index pricing on bakery flour, and an

increase in contributions from volume growth.
The components of North America Foodservice organic

net sales growth are shown in the following table:
Fiscal 2022 vs. 2021
Percentage Change
Contributions from organic volume growth (a) 5 pts
Organic net price realization and mix 19 pts
Organic net sales growth 24 pts
Foreign currency exchange Flat
Net sales growth 24 pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the standard weight of our product shipments.

The 24

percent increase

in North

America

Foodservice

organic

net sales

growth

in fiscal

2022

was driven

by favorable

organic

net
price

realization

and

mix,

including

market

index

pricing

on

bakery

flour,

and

an

increase

in

contributions

from

organic

volume
growth.
Segment

operating

profit

increased

26

percent

to

$256 million

in

fiscal

2022,

compared

to

$203 million

in

fiscal

2021,

primarily
driven by favorable net price

realization and mix and

an increase in contributions from

volume growth,

partially offset by higher

input
costs.

Segment

operating

profit

increased

26

percent

on

a

constant-currency

basis

in

fiscal

2022

compared

to

fiscal

2021

(see

the
“Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED CORPORATE

ITEMS
Unallocated

corporate

items

include

corporate

overhead

expenses,

variances

to

planned

domestic

employee

benefits

and

incentives,
certain

charitable

contributions,

restructuring

initiative

project-related

costs,

gains

and

losses

on

corporate

investments,

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

efficiency
and

productivity.

As

a

result,

fixed

assets

and

depreciation

and

amortization

expenses

are

neither

maintained

nor

available

by
operating segment.
In

fiscal

2022,

unallocated

corporate

expense

increased

$191

million

to

$403

million

compared

to

$212 million

last

year.

In

fiscal
2022,

we

recorded

a

$133

million

net

decrease

in

expense

related

to

mark-to-market

valuation

of

certain

commodity

positions

and
grain inventories,

compared to a $139

million net decrease in

expense in the

prior year.

In fiscal 2022,

we recorded $15

million of net
losses related to

the sale of

corporate investments

and valuation adjustments,

compared to $76

million of net

gains in fiscal

2021. We
recorded $22

million of integration

costs related to

our acquisition

of Tyson

Foods’ pet

treats business and

$73 million

of transaction
costs primarily

related

to the

sale of

our interests

in

Yoplait

SAS, Yoplait

Marques

SNC, and

Liberté

Marques

Sàrl,

the sale

of our
European dough businesses,

the definitive agreements

to sell our Helper

main meals and Suddenly

Salad side dishes business,

and the
definitive agreement

to acquire TNT

Crust in fiscal

2022, compared

to $10 million

of transaction costs

in fiscal 2021.

In addition, we
recorded a

$22 million

recovery related

to a

Brazil indirect

tax item

in fiscal

2022 compared

to a

$9 million

recovery in

fiscal 2021.
We

recorded a $13

million insurance recovery

in fiscal 2022. In

fiscal 2021, we

recorded a $4

million favorable adjustment

related to
a product recall in fiscal 2020 in our international Green Giant business.
IMPACT OF INFLATION
We

experienced broad

based global input

cost inflation

of 8 percent

in fiscal 2022

and 4 percent

in fiscal 202

1. We

expect input

cost
inflation of

approximately 14

percent in

fiscal 2023.

We

attempt to

minimize the

effects of

inflation through

HMM, SRM,

planning,
and operating practices. Our risk management practices are discussed in Item

7A of this report.
LIQUIDITY AND CAPITAL

RESOURCES
The primary source of our

liquidity is cash flow from

operations. Over the most recent

two-year period, our operations have

generated
$6.3 billion

in cash.

A substantial

portion of

this operating

cash flow

has been

returned to

shareholders through

dividends and

share
repurchases.

We

also

use

cash

from

operations

to

fund

our

capital

expenditures,

acquisitions,

and

debt

service.

We

typically

use

a
combination

of

cash,

notes

payable,

and

long-term

debt,

and

occasionally

issue

shares

of

common

stock,

to

finance

significant
acquisitions.

As of

May

29,

2022,

we

had

$523 million

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

Cash Flows from Operations
Fiscal Year
In Millions 2022 2021
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$
2,735.0 $ 2,346.0
Depreciation and amortization
570.3 601.3
After-tax earnings from joint ventures
(111.7) (117.7)
Distributions of earnings from joint ventures
107.5 95.2
Stock-based compensation
98.7 89.9
Deferred income taxes
62.2 118.8
Pension and other postretirement benefit plan contributions
(31.3) (33.4)
Pension and other postretirement benefit plan costs
(30.1) (33.6)
Divestitures (gain) loss
(194.1) 53.5
Restructuring, impairment, and other exit (recoveries) costs
(117.1) 150.9
Changes in current assets and liabilities, excluding the effects of acquisition and divestitures
277.4 (155.9)
Other, net
(50.7) (131.8)
Net cash provided by operating activities $
3,316.1 $ 2,983.2
During

fiscal

2022,

cash

provided

by

operations

was

$3,316 million

compared

to

$2,983 million

in

the

same

period

last

year.

The
$333 million increase was primarily

driven by a $433 million change in

current assets and liabilities and a

$389 million increase in net
earnings,

partially

offset

by

a

$268

million

change

in

restructuring

costs and

a

$248

million

change

in

divestitures

gain.

The

$433
million change in current assets and liabilities was primarily driven by a $269 million change in inventories

and a $238 million change
in other

current liabilities, primarily

driven by changes

in income taxes

payable and the

fair value of

certain currency

and commodity
derivatives. These were partially offset by a $194

million change in receivables.
We

strive to grow core

working capital at or below

the rate of growth in

our net sales. For

fiscal 2022, core working

capital decreased
117 percent,

compared to a net sales

increase of 5 percent.

As of May 29, 2022,

our core working capital

balance was a net liability of
$423 million

compared to

a net liability

of $194

million in

fiscal 2021.

The $229

million change

was primarily

due to an

increase in
accounts payable in fiscal 2022 primarily due to input cost inflation.

Cash Flows from Investing Activities
Fiscal Year
In Millions 2022 2021
Purchases of land, buildings, and equipment $
(568.7) $ (530.8)
Acquisitions, net of cash acquired
(1,201.3) -
Investments in affiliates, net
15.4 15.5
Proceeds from disposal of land, buildings, and equipment
3.3 2.7
Proceeds from divestitures, net of cash divested
74.1 2.9
Other, net
(13.5) (3.1)
Net cash used by investing activities $
(1,690.7) $ (512.8)
In

fiscal

2022,

we

used

$1,691 million

of

cash

through

investing

activities

compared

to

$513 million

in

fiscal

2021.

We

invested
$569 million in land, buildings, and equipment in fiscal 2022, an increase of $38 million from fiscal 2021.

During fiscal 2022, we acquired Tyson

Foods’ pet treats business for an aggregate purchase price of $1.2 billion.

During fiscal

2022, we

sold our

interests in

Yoplait

SAS, Yoplait

Marques SNC,

and Liberté

Marques Sàrl

for cash

proceeds of

$32
million, net

of cash divested

as part of

the sale. We

also completed

the sale of

our European dough

businesses in fiscal

2022 for

cash
proceeds of $42 million.

We

expect

capital

expenditures

to

be

approximately

4.0

percent

of

reported

net

sales

in

fiscal

2023.

These

expenditures

will

fund
initiatives that are expected to fuel growth, support innovative products,

and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities
Fiscal Year
In Millions 2022 2021
Change in notes payable $
551.4 $ 71.7
Issuance of long-term debt
2,203.7 1,576.5
Payment of long-term debt
(3,140.9) (2,609.0)
Debt exchange participation incentive cash payment
- (201.4)
Proceeds from common stock issued on exercised options
161.7 74.3
Purchases of common stock for treasury
(876.8) (301.4)
Dividends paid
(1,244.5) (1,246.4)
Distributions to redeemable and noncontrolling interest holders
(129.8) (48.9)
Other, net
(28.0) (30.9)
Net cash used by financing activities $
(2,503.2) $ (2,715.5)
Financing activities

used $2.5 billion

of cash

in fiscal

2022 compared

to $2.7 billion

in fiscal

2021. We

had $386 million

of net

debt
repayments

in

fiscal

2022

compared

to

$961 million

of

net

debt

repayments

in

fiscal

2021.

In

addition,

we

paid

a

participation
incentive of

$201 million related

to a debt

exchange in fiscal

2021. For more

information on our

debt issuances and

payments, please
refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.
During

fiscal

2022,

we

received

$162 million

of

net

proceeds

from

common

stock

issued

on

exercised

options

compared

to
$74 million in fiscal 2021.

During fiscal

2022, we

repurchased 14

million shares

of our

common

stock for

$877 million.

During fiscal

2021, we

repurchased 5
million shares of our common stock for $301 million.

Dividends paid in fiscal 2022 totaled

$1,244 million, or $2.04 per share. Dividends

paid in fiscal 2021

totaled $1,246 million, or $2.02
per share.

Selected Cash Flows from Joint Ventures
Selected cash flows from our joint ventures are set forth in the following table:
Fiscal Year
Inflow (Outflow), in Millions 2022 2021
Investments in affiliates, net $
15.4 $ 15.5
Dividends received
107.5 95.2
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 29, 2022:
In Billions Facility Amount Borrowed Amount
Credit facility expiring:
April 2026 $ 2.7 $ -
Total committed

credit facilities
2.7 -
Uncommitted credit facilities 0.6 0.1
Total committed

and uncommitted credit facilities
$ 3.3 $ 0.1
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

12 months.
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
May 29, 2022, we were in compliance with all of these covenants.

We

have $1,674

million of long-term

debt maturing in

the next 12

months that is

classified as current,

including $500 million

of 2.60
percent

fixed-rate notes

due October

12, 2022,

$100 million

of 7.47

percent fixed-rate

notes due

October 15,

2022, €250

million

of
0.00

percent

fixed-rate

notes

due

November

11,

2022,

€500

million

of

1.00

percent

fixed-rate

notes

due

April

27,

2023,

and

€250
million of

floating rate

notes due May

16, 2023. We

believe that

cash flows from

operations, together

with available

short-

and long-
term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
As of May

29, 2022,

our total debt,

including the

impact of derivative

instruments designated

as hedges, was

77 percent

in fixed-rate
and 23

percent in

floating-rate instruments,

compared to

88 percent

in fixed-rate

and 12

percent in

floating-rate instruments

on May
30, 2021.

Our net

debt

to operating

cash flow

ratio decreased

to 3.3

in fiscal

2022 from

3.7 in

fiscal 2021,

primarily

driven by

an increase

in
cash

provided

by operations.

Our

net debt

-to-adjusted

EBITDA ratio

declined

to 2.8

in fiscal

2022

from 2.9

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
results of operations.

These estimates include

our accounting for

revenue recognition, valuation

of long-lived assets,

intangible assets,
stock-based compensation, income taxes, and defined benefit pension,

other postretirement benefit, and postemployment benefit plans

.
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

2023,

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

29, 2022,

and will

continue to

evaluate the

nature and
extent of the impact to our business and consolidated results of operations.
Revenue Recognition
Our

revenues

are

reported

net

of

variable

consideration

and

consideration

payable

to

our

customers,

including

trade

promotion,
consumer

coupon

redemption,

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
$420 million

as of

May 29,

2022, and

$508 million

as of

May 30,

2021. Because

these amounts

are significant,

if our

estimates are
inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.
Valuation

of Long-Lived Assets

We

estimate

the useful

lives

of long

-lived

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

2022,

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

2022

assessment of our

intangible assets as of

the first
day

of

the

second

quarter

of

fiscal

2022,

and

we

determined

there

was

no

impairment

of

our

intangible

assets

as

their

related

fair
values were substantially in excess of the carrying values.
During the

third quarter of

fiscal 2022,

we changed our

organizational and

management structure

to streamline our

global operations.
As

a

result

of

these

changes,

we

reassessed

our

operating

segments

as

well

as

our

reporting

units.

Under

our

new

organizational
structure,

our

chief

operating

decision

maker

assesses

performance

and

makes

decisions

about

resources

to

be

allocated

to

our
segments at the

North America Retail, International,

Pet, and North America

Foodservice operating segment

level. Please see Note 17
to the Consolidated Financial Statements in Item 8 of this report for additional information on our operating segments.
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
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:
Fiscal Year
2022 2021 2020
Estimated fair values of stock options granted $ 8.77 $ 8.03 $ 7.10
Assumptions:
Risk-free interest rate 1.5% 0.7% 2.0%
Expected term 8.5 years 8.5 years 8.5 years
Expected volatility 20.2% 19.5% 17.4%
Dividend yield 3.4% 3.3% 3.6%
The risk-free interest rate

for periods during the

expected term of the options

is based on the U.S. Treasury

zero-coupon yield curve in
effect at the time of grant. An increase in the expected term by

1 year, leaving all other assumptions constant, would

decrease the grant
date

fair value

by less

than

1 percent.

If all

other

assumptions

are held

constant,

a one

percentage

point

increase

in our

fiscal

2022
volatility assumption would increase the grant date fair value of our fiscal 2022 option awards by 7 percent.
To

the extent

that actual

outcomes differ

from our

assumptions, we

are not

required to

true up

grant-date fair

value-based expense

to
final

intrinsic

values.

Historical

data

has

a

significant

bearing

on

our

forward-looking

assumptions.

Significant

variances

between
actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly

impact the year-
over-year comparability of stock-based compensation expense.
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

Canada, Switzerland, and the

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
Our

historical

investment

returns

(compound

annual

growth

rates)

for

our

United

States

defined

benefit

pension

and

other
postretirement

benefit

plan

assets were

an 8.4

percent

loss in

the 1

year

period ended

May 29,

2022 and

returns of

6.4 percent,

8.2
percent, 6.2 percent, and 8.0 percent for the 5, 10, 15, and 20 year periods ended May 29, 2022.
On a weighted-average basis, the

expected rate of return for all

defined benefit plans was 5.85

percent for fiscal 2022, 5.72

percent for
fiscal 2021, and 6.95 percent for fiscal 2020.

For fiscal 2023, we increased our weighted-average

expected rate of return on plan assets
for our principal

defined benefit pension

and other postretirement

plans in the

United States to

6.75 percent due

to higher prospective
long-term asset returns primarily on fixed income investments.
Lowering

the

expected

long-term

rate

of

return

on

assets

by

100

basis

points

would

increase

our

net

pension

and

postretirement
expense by $66 million for

fiscal 2023. A market-related

valuation basis is used to reduce

year-to-year expense volatility.

The market-
related valuation

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

Our weighted-average discount rates were as follows:
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Effective rate for fiscal 2023 service costs 4.53% 4.41% 3.67%
Effective rate for fiscal 2023 interest costs 4.01% 3.80% 3.34%
Obligations as of May 31, 2022 4.39% 4.36% 3.62%
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
postemployment benefit plan expense

for fiscal 2023 by approximately

$49 million. All obligation-related

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
is 6.0

percent for

retirees age

65 and

over and

5.9 percent

for retirees

under age

65 at

the end

of fiscal

2022. Rates

are graded

down
annually until

the ultimate

trend rate

of 4.5

percent is

reached in

2031 for

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

2022,

we

recorded

net

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plan

income

of
$26 million compared

to $4 million

of expense

in fiscal

2021 and

$2 million of

income in

fiscal 2020.

As of

May 29,

2022, we

had
cumulative unrecognized

actuarial net losses of

$2 billion on our

defined benefit pension plans

and cumulative unrecognized

actuarial
net

gains

of

$207 million

on

our

postretirement

and

postemployment

benefit

plans,

mainly

as

the

result

of

liability

increases

from
lower

interest

rates,

partially

offset

by

increases

in

the

values

of

plan

assets

in

prior

fiscal

years.

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
Divestitures (gain) loss
Divestitures gain

related to

the sale

of our

interests in

Yoplait

SAS, Yoplait

Marques SNC,

and Liberté

Marques Sàrl

and the

sale of
our European dough businesses

in fiscal 2022. Divestiture

loss related to the sale

of our Laticínios Carolina business

in Brazil in fiscal
2021.

Please see Note 3 to the Consolidated Financial Statements in Item 8 of this report.
Transaction costs
Fiscal 2022

transaction costs

relate primarily

to the sale

of our

interests in

Yoplait

SAS, Yoplait

Marques SNC,

and Liberté

Marques
Sàrl,

the

sale

of

our

European

dough

businesses,

the

definitive

agreements

to

sell

our

Helper

main

meals

and

Suddenly

Salad

side
dishes business, and

the definitive agreement

to acquire TNT Crust.

Fiscal 2021 transaction

costs related to

the sale of our

interests in
Yoplait

SAS,

Yoplait

Marques

SNC,

and

Liberté

Marques

Sàrl

and

the

acquisition

of

Tyson

Foods’

pet

treats

business. Please

see
Note 3 to the Consolidated Financial Statements in Item 8 of this report.
Non-income tax recovery
Recovery related to a Brazil indirect tax item recorded in fiscal 2022 and fiscal 2021

.
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
Consolidated Financial Statements in Item 8 of this report.
Restructuring (recoveries) charges
Restructuring

charges

for

International

supply

chain

optimization

actions

and

net

restructuring

recoveries

for

previously

announced
restructuring

actions

in

fiscal

2022.

Restructuring

charges

for

previously

announced

restructuring

actions

in

fiscal

2021.

Please

see
Note 4 to the Consolidated Financial Statements in Item 8 of this report.
Product recall
Net product recall adjustment recorded in fiscal 2021 related to our international

Green Giant business.
Tax items
Discrete

tax

benefit

recognized

in

fiscal

2022

related

to

a

release

of

a

valuation

allowance

associated

with

our

capital

loss
carryforwards expected

to be used

against future divestiture

gains. Discrete

tax item related

to amendments to

reorganize certain

U.S.
retiree health and welfare benefits plans in fiscal 2021.
CPW restructuring charges
CPW restructuring charges related to previously announced restructuring actions.

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

53
rd

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:
Fiscal Year
2022 2021 Change
Operating profit as reported $ 3,475.8 $ 3,144.8 11%
Divestitures (gain) loss (194.1) 53.5
Mark-to-market effects (133.1) (138.8)
Transaction costs 72.8 9.5
Restructuring (recoveries) charges (23.2) 172.7
Acquisition integration costs 22.4 -
Non-income tax recovery (22.0) (8.8)
Investment activity, net 14.7 (76.4)
Product recall adjustment, net - (3.5)
Adjusted operating profit $ 3,213.3 $ 3,153.2 2%
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

is the profitabil

ity measure we

use to evaluate

earnings performance on

a comparable year-to-year
basis.
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rate follows:
Fiscal Year
Per Share Data 2022 2021
2022 vs.
2021 Change
Diluted earnings per share, as reported $ 4.42 $ 3.78 17%
Divestitures (gain) loss (0.31) 0.04
Mark-to-market effects (0.17) (0.17)
Transaction costs 0.09 0.01
Restructuring (recoveries) charges (0.03) 0.22
Acquisition integration costs 0.03 -
Non-income tax recovery (0.02) (0.01)
Investment activity, net 0.01 (0.10)
Tax items (0.08) 0.02
Adjusted diluted earnings per share $ 3.94 $ 3.79 4%
Foreign currency exchange impact Flat
Adjusted diluted earnings per share growth, on a constant-currency basis 4%
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
In Millions Fiscal 2022
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported
$ 2,735.0
Divestitures gain, net of tax (189.0)
Mark-to-market effects, net of tax (102.5)
Transaction costs, net of tax 56.4
Restructuring (recoveries) charges, net of tax (16.7)
Acquisition integration costs, net of tax 17.2
Non-income tax recovery,

net of tax
(14.5)
Investment activity, net,

net of tax
6.2
CPW restructuring charges, net of tax (0.9)
Tax item (50.7)
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests
$ 2,440.5
Net cash provided by operating activities 3,316.1
Purchases of land, buildings, and equipment (568.7)
Free cash flow $ 2,747.4
Net cash provided by operating activities conversion rate 121%
Free cash flow conversion rate 113%
Note: Table may not foot due rounding.
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
Fiscal Year
In Millions 2022 2021
Total debt (a) $ 11,620.4 $ 12,612.0
Cash 569.4 1,505.2
Net debt $ 11,051.0 $ 11,106.8
Net earnings, including earnings attributable to

redeemable and noncontrolling interests, as reported
$ 2,735.0 $ 2,346.0
Income taxes 586.3 629.1
Interest, net 379.6 420.3
Depreciation and amortization 570.3 601.3
EBITDA 4,271.2 3,996.8
After-tax earnings from joint ventures (111.7) (117.7)
Divestitures (gain) loss (194.1) 53.5
Mark-to-market effects (133.1) (138.8)
Transaction costs 72.8 9.5
Restructuring (recoveries) charges (23.2) 172.7
Acquisition integration costs 22.4 -
Non-income tax recovery (22.0) (8.8)
Investment activity, net 14.7 (76.4)
Product recall adjustment, net - (3.5)
Adjusted EBITDA $ 3,897.0 $ 3,887.4
Net debt-to-adjusted EBITDA ratio 2.8 2.9
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
Our adjusted operating profit margins are calculated as follows:
Fiscal Year
Percent of Net Sales 2022 2021
Operating profit as reported $ 3,475.8 18.3% $ 3,144.8 17.3%
Divestitures (gain) loss (194.1) (1.0) % 53.5 0.3%
Mark-to-market effects (133.1) (0.7) % (138.8) (0.8) %
Transaction costs 72.8 0.4% 9.5 0.1%
Restructuring (recoveries) charges (23.2) (0.1) % 172.7 1.0%
Acquisition integration costs 22.4 0.1% - - %
Non-income tax recovery (22.0) (0.1) % (8.8) - %
Investment activity, net 14.7 0.1% (76.4) (0.4) %
Product recall adjustment, net - - % (3.5) - %
Adjusted operating profit $ 3,213.3 16.9% $ 3,153.2 17.4%
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
Adjusted effective income tax rates are calculated as follows:
Fiscal Year

Ended
2022 2021
In Millions
(Except Per Share Data)
Pretax
Earnings (a)
Income
Taxes
Pretax
Earnings (a)
Income
Taxes
As reported $3,209.6 $586.3 $2,857.4 $629.1
Divestitures (gain) loss (194.1) (5.1) 53.5 0.4
Mark-to-market effects (133.1) (30.6) (138.8) (31.9)
Transaction costs 72.8 16.4 9.5 2.3
Restructuring (recoveries) charges (23.2) (6.4) 172.7 35.5
Acquisition integration costs 22.4 5.1 - -
Non-income tax recovery (22.0) (7.5) (8.8) (3.0)
Investment activity, net 14.7 8.5 (76.4) (15.6)
Tax items - 50.7 - (11.2)
Product recall adjustment, net - - (3.5) (0.4)
As adjusted $2,947.1 $617.4 $2,865.7 $605.2
Effective tax rate:
As reported 18.3% 22.0%
As adjusted 20.9% 21.1%
Sum of adjustments to income taxes $31.1 ($24.0)
Average number

of common shares - diluted EPS
612.6 619.1
Impact of income tax adjustments on adjusted diluted EPS $(0.05) $0.04
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
Fiscal 2022
Percentage change in after-tax earnings from joint ventures as reported (5) %
Impact of foreign currency exchange (3) pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis
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
Fiscal 2022
Percentage change in net sales as reported 3%
Impact of foreign currency exchange 3 pts
Percentage change in net sales on a constant-currency basis 1%
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
Fiscal 2022
Percentage Change
in Operating Profit
as Reported
Impact of Foreign
Currency Exchange
Percentage Change
in Operating Profit
on Constant-
Currency Basis
North America Retail (1) % Flat (1) %
International (2) % 2 pts (4) %
Pet 13 % Flat 13%
North America Foodservice 26 % Flat 26%
Note: Table may not foot due to rounding.
Forward-Looking Financial Measures
Our fiscal 2023

outlook for organic

net sales growth,

constant-currency adjusted

operating profit,

adjusted diluted

EPS, and free

cash
flow are

non-GAAP financial

measures

that exclude,

or have

otherwise

been adjusted

for,

items impacting

comparability,

including
the

effect

of foreign

currency exchange

rate

fluctuations,

restructuring

charges

and project-related

costs,

acquisition

transaction

and
integration

costs,

acquisitions,

divestitures,

and

mark-to-market

effects.

We

are

not

able

to

reconcile

these

forward-looking

non-
GAAP financial

measures to

their most

directly comparable

forward-looking

GAAP financial

measures without

unreasonable efforts
because we are unable to

predict with a reasonable degree

of certainty the actual impact

of changes in foreign currency

exchange rates
and

commodity

prices

or

the

timing

or

impact

of

acquisitions,

divestitures,

and

restructuring

actions

throughout

fiscal

2023.

The
unavailable information could have a significant impact on our fiscal 2023 GAAP financial results.

For

fiscal

2023,

we

currently expect:

foreign

currency

exchange

rates

(based

on

a blend

of

forward

and

forecasted

rates and

hedge
positions)

and

acquisitions

and

divestitures

completed

prior

to

fiscal

2023

and

those

closed

or

expected

to

close

in

fiscal

2023

to
reduce net

sales growth by

approximately 3

percent; foreign

currency exchange

rates to reduce

adjusted operating

profit and adjusted
diluted

EPS growth

by

approximately

1

percent;

and

restructuring

charges

and

project-related

costs and

transaction

and

acquisition
integration costs related to actions previously announced to total approximately

$15 million to $25 million.

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

2022.
In Millions May 29, 2022
Average During
Fiscal 2022 May 30, 2021 Analysis of Change
Interest rate instruments $ 40.9 $ 41.4 $ 37.4 Higher Market Volatility
Foreign currency instruments 20.3 17.7 25.6 Exchange Rate Volatility
Commodity instruments 12.9 10.2 4.2 Higher Market Volatility
Equity instruments 2.5 2.3 2.8 Higher Market Volatility

CAUTIONARY STATEMENT

RELEVANT

TO FORWARD

-LOOKING INFORMATION

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
We underta

ke no obligation to publicly revise

any forward-looking statements to reflect events

or circumstances after the date of

those
statements or to reflect the occurrence of anticipated or unanticipated events.

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

10-
K is consistent with our consolidated financial statements.
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
The Audit

Committee reviewed

and approved

the Company’s

annual financial

statements. The

Audit Committee

recommended,

and
the Board

of Directors

approved, that

the consolidated

financial statements

be included

in the

Annual Report.

The Audit

Committee
also appointed KPMG LLP to serve as the Company’s

independent registered public accounting firm for fiscal 2023.
/s/ J. L. Harmening

/s/ K. A. Bruce

J. L. Harmening

K. A. Bruce

Chief Executive Officer

Chief Financial Officer

June 29, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders

and Board of Directors
General Mills, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control

Over Financial Reporting
We

have

audited

the

accompanying

consolidated

balance

sheets

of

General

Mills,

Inc. and

subsidiaries

(the

Company)

as

of
May 29, 2022 and May

30, 2021, the related

consolidated statements of

earnings, comprehensive income,

total equity and redeemable
interest,

and

cash

flows

for

each

of

the

years

in

the

three-year

period

ended

May 29, 2022,

and

the

related

notes

and

financial
statement schedule

II (collectively,

the consolidated

financial statements).

We

also have

audited the

Company’s

internal control

over
financial reporting as

of May 29, 2022, based

on criteria established

in
Internal Control

– Integrated Framework

(2013)

issued by the
Committee of Sponsoring Organizations of the Treadway

Commission.
In our

opinion, the

consolidated financial

statements referred

to above

present fairly,

in all material

respects, the

financial position

of
the Company

as of

May 29, 2022 and

May 30,

2021, and

the results

of its

operations

and its

cash flows

for each

of the

years in

the
three-year

period

ended

May 29, 2022,

in

conformity

with

U.S.

generally

accepted

accounting

principles.

Also

in

our

opinion,

the
Company maintained,

in all

material respects,

effective internal

control over

financial reporting

as of

May 29, 2022 based

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

29,

2022

were

$14,378.5

million

and

$6,725.8

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
The

following

are

the

primary

procedures

we

performed

to address

this critical

audit

matter.

We

evaluated

the

design

and
tested

the

operating

effectiveness

of

internal

controls

related

to

the valuation

of goodwill

and

brand

intangible

assets. This
included controls related

to the assumptions

about future operating

results and the discount

and royalty rates

used to measure
the

reporting

units

and

brands

intangible

fair

values.

We

performed

sensitivity

analyses

over

the

revenue

growth

rates,
operating

margins,

brand

royalty

rates

and

discount

rates

to

assess

the

impact

of

other

points

within

a

range

of

potential
assumptions.

We

evaluated

the

revenue

growth

rates

and

operating

margin

assumptions

by

comparing

them

to

recent
financial performance

and external

market and

industry data.

We

evaluated whether

these assumptions

were consistent

with
evidence obtained

in other areas

of the audit.

We

involved professionals with

specialized skills and

knowledge, who assisted
in the evaluation

of the Company’s

discount rates by

comparing them

against rate ranges

that were independently

developed
using publicly available market data

for comparable entities and the royalty

rates by evaluating the methods, assumptions

and
market data used to estimate the royalty rate.
/s/
KPMG

LLP
We have served

as the Company’s auditor since 1928.
Minneapolis, Minnesota
June 29, 2022

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2022 2021 2020
Net sales $
18,992.8
$
18,127.0
$
17,626.6
Cost of sales
12,590.6
11,678.7
11,496.7
Selling, general, and administrative expenses
3,147.0
3,079.6
3,151.6
Divestitures (gain) loss
(194.1)
53.5
-
Restructuring, impairment, and other exit (recoveries) costs
(26.5)
170.4
24.4
Operating profit
3,475.8
3,144.8
2,953.9
Benefit plan non-service income
(113.4)
(132.9)
(112.8)
Interest, net
379.6
420.3
466.5
Earnings before income taxes and after-tax earnings

from joint ventures
3,209.6
2,857.4
2,600.2
Income taxes
586.3
629.1
480.5
After-tax earnings from joint ventures
111.7
117.7
91.1
Net earnings, including earnings attributable to redeemable and noncontrolling interests
2,735.0
2,346.0
2,210.8
Net earnings attributable to redeemable and noncontrolling interests
27.7
6.2
29.6
Net earnings attributable to General Mills $
2,707.3
$
2,339.8
$
2,181.2
Earnings per share — basic $
4.46
$
3.81
$
3.59
Earnings per share — diluted $
4.42
$
3.78
$
3.56
Dividends per share $
2.04
$
2.02
$
1.96
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2022 2021 2020
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$
2,735.0
$
2,346.0
$
2,210.8
Other comprehensive income (loss), net of tax:
Foreign currency translation
(175.9)
175.1
(169.1)
Net actuarial income (loss)
101.6
353.4
(224.6)
Other fair value changes:
Hedge derivatives
7.0
(20.7)
3.2
Reclassification to earnings:
Foreign currency translation
342.2
-
-
Hedge derivatives
35.1
13.5
4.1
Amortization of losses and prior service costs
75.8
78.9
77.9
Other comprehensive income (loss), net of tax
385.8
600.2
(308.5)
Total comprehensive

income
3,120.8
2,946.2
1,902.3
Comprehensive (loss) income attributable to redeemable and

noncontrolling interests
(45.2)
121.2
10.1
Comprehensive income attributable to General Mills $
3,166.0
$
2,825.0
$
1,892.2
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
May 29, 2022 May 30, 2021
ASSETS
Current assets:
Cash and cash equivalents $
569.4
$
1,505.2
Receivables
1,692.1
1,638.5
Inventories
1,867.3
1,820.5
Prepaid expenses and other current assets
802.1
790.3
Assets held for sale
158.9
-
Total current

assets
5,089.8
5,754.5
Land, buildings, and equipment
3,393.8
3,606.8
Goodwill
14,378.5
14,062.4
Other intangible assets
6,999.9
7,150.6
Other assets
1,228.1
1,267.6
Total assets $
31,090.1
$
31,841.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,982.3
$
3,653.5
Current portion of long-term debt
1,674.2
2,463.8
Notes payable
811.4
361.3
Other current liabilities
1,552.0
1,787.2
Total current

liabilities
8,019.9
8,265.8
Long-term debt
9,134.8
9,786.9
Deferred income taxes
2,218.3
2,118.4
Other liabilities
929.1
1,292.7
Total liabilities
20,302.1
21,463.8
Redeemable interest
-
604.9
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,182.9
1,365.5
Retained earnings
18,532.6
17,069.8
Common stock in treasury,

at cost, shares of
155.7

and
146.9
(7,278.1)
(6,611.2)
Accumulated other comprehensive loss
(1,970.5)
(2,429.2)
Total stockholders' equity
10,542.4
9,470.4
Noncontrolling interests
245.6
302.8
Total equity
10,788.0
9,773.2
Total liabilities and equity $
31,090.1
$
31,841.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2022 2021 2020
Shares Amount Shares Amount Shares Amount
Total equity,

beginning balance
$
9,773.2
$
8,349.5
$
7,367.7
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,365.5
1,348.6
1,386.7
Stock compensation plans
17.9
6.2
(12.1)
Unearned compensation related to stock unit awards
(92.2)
(78.0)
(85.7)
Earned compensation
104.5
88.5
92.8
Decrease (increase) in redemption value of

redeemable interest
14.1
0.2
(33.1)
Reversal of cumulative redeemable interest value

adjustments
(207.4)
-
-
Acquisition of noncontrolling interest
(19.5)
-
-
Ending balance
1,182.9
1,365.5
1,348.6
Retained earnings:
Beginning balance
17,069.8
15,982.1
14,996.7
Net earnings attributable to General Mills
2,707.3
2,339.8
2,181.2
Cash dividends declared ($
2.04
, $
2.02
, and $
1.96

per share)
(1,244.5)
(1,246.4)
(1,195.8)
Adoption of current expected credit loss

accounting requirements
-
(5.7)
-
Ending balance
18,532.6
17,069.8
15,982.1
Common stock in treasury:
Beginning balance
(146.9)
(6,611.2)
(144.8)
(6,433.3)
(152.7)
(6,779.0)
Shares purchased
(13.5)
(876.8)
(5.0)
(301.4)
(0.1)
(3.4)
Stock compensation plans
4.7
209.9
2.9
123.5
8.0
349.1
Ending balance
(155.7)
(7,278.1)
(146.9)
(6,611.2)
(144.8)
(6,433.3)
Accumulated other comprehensive loss:
Beginning balance
(2,429.2)
(2,914.4)
(2,625.4)
Comprehensive income (loss)
458.7
485.2
(289.0)
Ending balance
(1,970.5)
(2,429.2)
(2,914.4)
Noncontrolling interests:
Beginning balance
302.8
291.0
313.2
Comprehensive (loss) income
(16.0)
38.0
10.3
Distributions to noncontrolling interest holders
(129.8)
(26.2)
(32.5)
Reclassification from redeemable interest
561.6
-
-
Reversal of cumulative redeemable interest value

adjustments
207.4
-
-
Divestiture
(680.4)
-
-
Ending balance
245.6
302.8
291.0
Total equity,

ending balance
$
10,788.0
$
9,773.2
$
8,349.5
Redeemable interest:
Beginning balance $
604.9
$
544.6
$
551.7
Comprehensive (loss) income
(29.2)
83.2
(0.2)
(Decrease) increase in redemption value of

redeemable interest
(14.1)
(0.2)
33.1
Distributions to redeemable interest holder
-
(22.7)
(40.0)
Reclassification to noncontrolling interest
(561.6)
-
-
Ending balance $
-
$
604.9
$
544.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2022
2021

2020

Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests $
2,735.0
$
2,346.0
$
2,210.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
570.3
601.3
594.7
After-tax earnings from joint ventures
(111.7)
(117.7)
(91.1)
Distributions of earnings from joint ventures
107.5
95.2
76.5
Stock-based compensation
98.7
89.9
94.9
Deferred income taxes
62.2
118.8
(29.6)
Pension and other postretirement benefit plan contributions
(31.3)
(33.4)
(31.1)
Pension and other postretirement benefit plan costs
(30.1)
(33.6)
(32.3)
Divestitures (gain) loss
(194.1)
53.5
-
Restructuring, impairment, and other exit (recoveries) costs
(117.1)
150.9
43.6
Changes in current assets and liabilities, excluding the effects of acquisition and divestitures
277.4
(155.9)
793.9
Other, net
(50.7)
(131.8)
45.9
Net cash provided by operating activities
3,316.1
2,983.2
3,676.2
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(568.7)
(530.8)
(460.8)
Acquisition
(1,201.3)
-
-
Investments in affiliates, net
15.4
15.5
(48.0)
Proceeds from disposal of land, buildings, and equipment
3.3
2.7
1.7
Proceeds from divestitures, net of cash divested
74.1
2.9
-
Other, net
(13.5)
(3.1)
20.9
Net cash used by investing activities
(1,690.7)
(512.8)
(486.2)
Cash Flows - Financing Activities
Change in notes payable
551.4
71.7
(1,158.6)
Issuance of long-term debt
2,203.7
1,576.5
1,638.1
Payment of long-term debt
(3,140.9)
(2,609.0)
(1,396.7)
Debt exchange participation incentive cash payment
-
(201.4)
-
Proceeds from common stock issued on exercised options
161.7
74.3
263.4
Purchases of common stock for treasury
(876.8)
(301.4)
(3.4)
Dividends paid
(1,244.5)
(1,246.4)
(1,195.8)
Distributions to noncontrolling and redeemable interest holders
(129.8)
(48.9)
(72.5)
Other, net
(28.0)
(30.9)
(16.0)
Net cash used by financing activities
(2,503.2)
(2,715.5)
(1,941.5)
Effect of exchange rate changes on cash and cash equivalents
(58.0)
72.5
(20.7)
(Decrease) increase in cash and cash equivalents
(935.8)
(172.6)
1,227.8
Cash and cash equivalents - beginning of year
1,505.2
1,677.8
450.0
Cash and cash equivalents - end of year $
569.4
$
1,505.2
$
1,677.8
Cash flow from changes in current assets and liabilities, excluding the effects of acquisition and divestitures:
Receivables $
(166.3)
$
27.9
$
37.9
Inventories
(85.8)
(354.7)
103.1
Prepaid expenses and other current assets
(35.3)
(42.7)
94.2
Accounts payable
456.7
343.1
392.5
Other current liabilities
108.1
(129.5)
166.2
Changes in current assets and liabilities $
277.4
$
(155.9)
$
793.9
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

Fiscal years 2022 and 2021

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

2022 and 2021. The

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
Blue Buffalo ,

Pillsbury
, Totino’s , Old El
Paso , Progresso ,

Annie’s
, Häagen-Dazs , and

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

losses, asset-
specific

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
New Accounting Standards

In the

first quarter

of fiscal

2021,
we adopted

new accounting

requirements

related

to the

measurement

of credit

losses on

financial
instruments, including

trade receivables.

The new

standard and

subsequent

amendments replace

the incurred

loss impairment

model
with a

forward-looking

expected credit

loss model,

which will

generally

result in

earlier recognition

of credit

losses. Our

allowance
for doubtful

accounts represents

our estimate

of expected

credit losses related

to our trade

receivables. We

pool our trade

receivables
based on similar risk characteristics,

such as geographic location,

business channel, and other

account data. To

estimate our allowance
for

doubtful

accounts,

we

leverage

information

on

historical

losses,

asset-specific

risk

characteristics,

current

conditions,

and
reasonable and

supportable forecasts

of future

conditions. Account

balances are

written off

against the

allowance when

we deem

the
amount

is

uncollectible.

We

adopted

the

requirements

of

the

new

standard

and

subsequent

amendments

using

the

modified
retrospective transition approach, and recorded a decrease to retained earnings of $
5.7

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

NOTE 3. ACQUISITION AND DIVESTITURES
In fiscal 2022, we sold our European dough businesses and recorded a net pre-tax gain on sale of $
30.4

million.

During

the

fourth

quarter

of

fiscal

2022,

we

entered

into

a

definitive

agreement

to

acquire

TNT

Crust.

The

transaction

closed
subsequent to the end of the fourth quarter of fiscal 2022.

During the fourth quarter of

fiscal 2022, we entered into a

definitive agreement to sell our Helper

main meals and Suddenly Salad

side
dishes business to Eagle Family

Foods Group for approximately

$
610

million. We

expect to close the divestiture

in the first quarter

of
fiscal 2023. We

have classified all related assets as held for sale in our Consolidated Balance Sheets as of May

29, 2022.
During

the

third

quarter

of

fiscal

2022,

we

sold

our

interests

in

Yoplait

SAS,

Yoplait

Marques

SNC,

and

Liberté

Marques

Sàrl

to
Sodiaal International (Sodiaal) in

exchange for Sodiaal’s

interest in our Canadian yogurt business, a

modified agreement for the

use of
Yoplait

and
Liberté
brands in the

United States and

Canada, and cash.

We

recorded a net

pre-tax gain of

$
163.7

million on the

sale of
these businesses including

an additional net pre-tax gain

of $
14.9

million related to purchase price

adjustments in the fourth

quarter of
fiscal 2022.

During

the

first

quarter

of

fiscal

2022,

we

acquired

Tyson

Foods’

pet

treats

business

for

$
1.2

billion

in

cash.

We

financed

the
transaction

with

a

combination

of

cash

on

hand

and

short-term

debt.

We

consolidated

Tyson

Foods’

pet

treats

business

into

our
Consolidated

Balance

Sheets

and

recorded

goodwill

of

$
762.3

million,

indefinite-lived

intangible

assets

for

the
Nudges , Top
Chews , and
True

Chews

brands

totaling

$
330.0

million

in

aggregate,

and

a

finite-lived

customer

relationship

asset

of

$
40.0

million.
The goodwill is included in

the Pet reporting unit and is

deductible for tax purposes. The

pro forma effects of

this acquisition were not
material.

During

the

fourth

quarter

of

fiscal

2021,

we

recorded

a

pre-tax

loss

of

$
53.5

million

related

to

the

sale

of

our

Laticínios Carolina
business in Brazil.
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
Restructuring charges recorded in fiscal 2022 were

as follows:
Expense, in Millions
International manufacturing and logistics operations $
15.0
Net recoveries associated with restructuring actions previously announced
(38.2)
Total net restructuring

recoveries
$
(23.2)
In

fiscal

2022,

we

approved

restructuring

actions

in

the

International

segment

to

drive

efficiencies

in

manufacturing

and

logistics
operations. We

expect to incur approximately

$
21

million of restructuring charges

and project-related costs

related to these actions,

of
which

approximately

$
12

million will

be cash.

These charges

are expected

to consist

of approximately

$
8

million

of severance

and
$
10

million of

other costs,

primarily

asset write-offs.

We

also expect

to incur

approximately $
3

million of

project-related costs.

We
recognized

$
7.9

million of

severance and

$
7.1

million of

other costs

in fiscal

2022. We

expect these

actions to

be completed

by the
end of fiscal 2024 .
As a result

of shifts in

the composition

of estimated expenses

related to our

previously announced

global organizational

structure and
resource realignment actions, we recorded a $
34.0

million reduction to our restructuring reserves as of May 29,

2022, primarily related
to

estimated

severance

charges. We

expect

these

actions

to

incur

total

restructuring

charges

of

approximately

$
125

million

to

$
135
million,

of which

approximately $
100

million

to $
110

million will

be cash.

We

expect

approximately

$
100

million

to be

severance
and approximately $
30

million of other costs. We expect

these actions to be completed by the end of
fiscal 2023 .
Certain actions are subject to union negotiations and works counsel consultations,

where required.
We paid net

$
93.9

million of cash related to restructuring actions in fiscal 2022. We paid net $
21.8

million of cash in fiscal 2021.

Restructuring charges recorded in fiscal 2021 were

as follows:
Expense, in Millions
Global organizational structure and resource alignment $
157.3
International route-to-market and supply chain optimization
13.0
Charges associated with restructuring actions previously

announced
2.4
Total restructuring

charges
$
172.7
In fiscal

2020, we

did not

undertake any

new restructuring

actions and

recorded $
50.2

million of

restructuring charges

for previously
announced restructuring actions.
Restructuring and impairment charges and project-related

costs are classified in our Consolidated Statements of Earnings as follows:
Fiscal Year
In Millions 2022 2021 2020
Restructuring, impairment, and other exit (recoveries) costs $
(26.5)
$
170.4
$
24.4
Cost of sales
3.3
2.3
25.8
Total restructuring

and impairment (recoveries) charges
(23.2)
172.7
50.2
Project-related costs classified in cost of sales $
-
$
-
$
1.5
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:
In Millions Severance
Contract
Termination
Other Exit
Costs Total
Reserve balance as of May 26, 2019 $
36.5
$
-
$
-
$
36.5
Fiscal 2020 charges, including foreign currency translation
(5.0)
0.8
1.7
(2.5)
Utilized in fiscal 2020
(13.7)
(0.8)
(1.7)
(16.2)
Reserve balance as of May 31, 2020
17.8
-
-
17.8
Fiscal 2021 charges, including foreign currency translation
142.3
0.3
1.3
143.9
Utilized in fiscal 2021
(12.8)
(0.1)
-
(12.9)
Reserve balance as of May 30, 2021
147.3
0.2
1.3
148.8
Fiscal 2022 charges, including foreign currency translation
2.2
-
1.2
3.4
Reserve adjustment
(34.0)
-
-
(34.0)
Utilized in fiscal 2022
(80.1)
(0.2)
(1.1)
(81.4)
Reserve balance as of May 29, 2022 $
35.4
$
-
$
1.4
$
36.8
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

Joint venture related balance sheet activity is as follows:

In Millions May 29, 2022 May 30, 2021
Cumulative investments $
416.4
$
486.2
Goodwill and other intangibles
444.9
505.7
Aggregate advances included in cumulative investments
254.4
294.2
Joint venture earnings and cash flow activity is as follows:
Fiscal Year
In Millions 2022 2021 2020
Sales to joint ventures $
6.3
$
6.7
$
5.9
Net (repayments) advances
(15.4)
(15.5)
48.0
Dividends received
107.5
95.2
76.5
Summary combined financial information for the joint ventures on a 100 percent basis is as follows:
Fiscal Year
In Millions 2022 2021 2020
Net sales:
CPW

$
1,706.5
$
1,766.8
$
1,654.3
HDJ
427.8
422.4
391.3
Total net sales
2,134.3
2,189.2
2,045.6
Gross margin
803.1
882.9
785.3
Earnings before income taxes
249.9
247.8
214.0
Earnings after income taxes
201.0
201.7
176.5
In Millions May 29, 2022 May 30, 2021
Current assets $
823.9
$
877.4
Noncurrent assets
839.8
927.2
Current liabilities
1,298.8
1,424.4
Noncurrent liabilities
106.5
142.2
NOTE 6. GOODWILL AND OTHER INTANGIBLE

ASSETS
The components of goodwill and other intangible assets are as follows:
In Millions May 29, 2022 May 30, 2021
Goodwill $
14,378.5
$
14,062.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,725.8
6,628.1
Intangible assets subject to amortization:
Franchise agreements, customer relationships, and other finite-lived intangibles
400.3
823.4
Less accumulated amortization
(126.2)
(300.9)
Intangible assets subject to amortization
274.1
522.5
Other intangible assets
6,999.9
7,150.6
Total $
21,378.4
$
21,213.0
Based on

the carrying

value of

finite-lived intangible

assets as of

May 29,

2022, amortization

expense for

each of

the next five

fiscal
years is estimated to be approximately $
20

million.
In

fiscal

2022,

we

changed

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
our operating segments.

The changes in the carrying amount of goodwill for fiscal 2020, 2021, and 2022 are as follows:
In Millions
North
America
Retail Pet
North
America
Foodservice International
Joint
Ventures Total
Balance as of May 26, 2019 $
6,676.5
$
5,300.5
$
648.8
$
960.6
$
409.4
$
13,995.8
Other activity, primarily

foreign

currency translation
(2.8)
-
-
(66.1)
(3.7)
(72.6)
Balance as of May 31, 2020
6,673.7
5,300.5
648.8
894.5
405.7
13,923.2
Divestiture
-
-
-
(1.2)
-
(1.2)
Other activity, primarily

foreign

currency translation
15.6
-
-
84.9
39.9
140.4
Balance as of May 30, 2021
6,689.3
5,300.5
648.8
978.2
445.6
14,062.4
Acquisition
-
762.3
-
-
-
762.3
Divestitures
-
-
-
(201.8)
-
(201.8)
Reclassified to assets held for sale
(130.0)
-
-
-
-
(130.0)
Other activity, primarily

foreign

currency translation
(6.4)
-
-
(54.8)
(53.2)
(114.4)
Balance as of May 29, 2022 $
6,552.9
$
6,062.8
$
648.8
$
721.6
$
392.4
$
14,378.5
The changes in the carrying amount of other intangible assets for fiscal 2020, 2021, and

2022 are as follows:
In Millions Total
Balance as of May 26, 2019 $
7,166.8
Other activity, primarily

amortization and foreign currency translation
(71.0)
Balance as of May 31, 2020
7,095.8
Divestiture
(5.3)
Other activity, primarily

amortization and foreign currency translation
60.1
Balance as of May 30, 2021
7,150.6
Acquisition
370.0
Divestitures
(621.8)
Intellectual property intangible asset
210.4
Other activity, primarily

amortization and foreign currency translation
(109.3)
Balance as of May 29, 2022 $
6,999.9
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal

2022,

and

we

determined

there

was

no

impairment

of

our

intangible

assets

as

their

related

fair

values

were

substantially

in
excess of the carrying values,

except for the
Uncle Toby’s

brand intangible asset.
The excess fair value as of the fiscal 2022 test date of the Uncle Toby’s brand intangible asset is as follows:
In Millions
Carrying Value

of
Intangible Asset
Excess Fair Value

as of
Fiscal 2022 Test

Date
Uncle Toby's $
55.0
7
%
While

having

significant

coverage

as

of

our

fiscal

2022

assessment

date,

the
Progresso ,
Green

Giant
,

and
EPIC

brand

intangible
assets had risk of decreasing coverage. We

will continue to monitor these businesses for potential impairment.
The organizational changes

also resulted in changes

in certain reporting units,

one level below the segment

level, and were considered
a

triggering

event

that

required

a

goodwill

impairment

test

during

the

third

quarter

of

fiscal

2022.

We

determined

there

was

no
impairment

of

the

goodwill

of

the

impacted

reporting

units

as

their

related

fair

values

were

substantially

in

excess

of

the

carrying
values.

We did not

identify any indicators of impairment for any goodwill or indefinite-lived intangible assets as of May 29, 2022.
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
Components of our lease cost are as follows:

Fiscal Year
In Millions 2022 2021
Operating lease cost $
129.7
$
132.7
Variable

lease cost
8.5
21.8
Short-term lease cost
29.1
23.4
Rent expense under all operating leases from continuing operations was $
171.2

million in fiscal 2020.

Maturities of our operating and finance lease obligations by fiscal year are as follows:
In Millions Operating Leases Finance Leases
Fiscal 2023 $
117.8
$
0.8
Fiscal 2024
93.6
0.4
Fiscal 2025
64.4
-
Fiscal 2026
45.2
-
Fiscal 2027
24.1
-
After fiscal 2027
40.7
-
Total noncancelable

future lease obligations
$
385.8
$
1.2
Less: Interest
(30.8)
-
Present value of lease obligations $
355.0
$
1.2
The

lease

payments

presented

in

the

table

above

exclude

$
135.1

million

of

minimum

lease

payments

for

operating

leases

we

have
committed to but have not yet commenced as of May 29, 2022.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:
May 29, 2022 May 30, 2021
Weighted-average

remaining lease term
4.5
years
4.5
years
Weighted-average

discount rate
3.8
%
3.7
%
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

Fiscal Year
In Millions 2022 2021
Cash paid for amounts included in the measurement of lease liabilities $
128.7
$
132.0
Right of use assets obtained in exchange for new lease liabilities $
84.6
$
120.2

NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES,

AND FAIR VALUES
FINANCIAL INSTRUMENTS
The

carrying

values

of

cash

and

cash

equivalents,

receivables,

accounts

payable,

other

current

liabilities,

and

notes

payable
approximate fair

value. Marketable

securities are

carried at

fair value.

As of

May 29,

2022, and

May 30,

2021, a

comparison of

cost
and market values of our marketable debt and equity securities is as follows:
Cost Fair Value Gross Unrealized Gains Gross Unrealized Losses
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2022 2021 2022 2021 2022 2021 2022 2021
Available for

sale

debt securities
$
2.3
$
76.9
$
2.3
$
76.9
$
-
$
-
$
-
$
-
Equity securities
250.1
360.3
255.3
365.6
5.2
5.3
15.1
-
Total $
252.4
$
437.2
$
257.6
$
442.5
$
5.2
$
5.3
$
15.1
$
-
As of May 29, 2022, the fair value and carrying value

of equity securities restricted for payment of active employee health and welfare
benefits were $
249.8

million.
There were no realized gains or

losses from sales of marketable

securities in fiscal 2022

and 2021. Gains and losses are

determined by
specific identification.
Classification

of

marketable

securities

as

current

or

noncurrent

is

dependent

upon

our

intended

holding

period

and

the

security’s
maturity date. The

aggregate unrealized gains

and losses on available

for sale debt securities,

net of tax effects,

are classified in AOCI
within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:
Marketable Securities
In Millions Cost Fair Value
Under 1 year (current) $
2.3
$
2.3
Equity securities
250.1
255.3
Total $
252.4
$
257.6
As of May 29, 2022, we had $
2.3

million of marketable debt securities pledged as collateral for derivative contracts.
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

Unallocated corporate items for fiscal 2022, 2021, and 2020 included:
Fiscal Year
In Millions 2022 2021 2020
Net gain (loss) on mark-to-market valuation of commodity positions $
303.3
$
138.2
$
(63.0)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit
(188.0)
(8.8)
35.6
Net mark-to-market revaluation of certain grain inventories
17.8
9.4
2.7
Net mark-to-market valuation of certain commodity positions recognized in

unallocated corporate items
$
133.1
$
138.8
$
(24.7)
As

of

May

29,

2022,

the

net

notional

value

of

commodity

derivatives

was

$
490.1

million,

of

which

$
355.4

million

related

to
agricultural inputs and $
134.7

million related to energy inputs. These contracts relate to inputs that generally will be utilized within the
next
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

As of May 29,

2022, the pre-tax

amount of cash-settled

interest rate hedge

gain or loss

remaining in AOCI,

which will be

reclassified
to earnings over the remaining term of the related underlying debt, follows:
In Millions Gain/(Loss)
2.25
% notes due October 14, 2031 $
(18.4)
2.6
% notes due October 12, 2022
(0.3)
1.0
% notes due April 27, 2023
0.2
3.65
% notes due February 15, 2024
(3.0)
4.0
% notes due April 17, 2025
1.7
3.2
% notes due February 10, 2027
(8.0)
1.5
% notes due April 27, 2027
1.6
4.2
% notes due April 17, 2028
6.0
4.55
% notes due April 17, 2038
8.7
5.4
% notes due June 15, 2040
10.0
4.15
% notes due February 15, 2043
(8.2)
4.7
% notes due April 17, 2048
12.3
Net pre-tax hedge gain in AOCI $
2.6

The

following

table

summarizes

the

notional

amounts

and

weighted-average

interest

rates

of

our

interest

rate

derivatives.

Average
floating rates are based on rates as of the end of the reporting period.
In Millions May 29, 2022 May 30, 2021
Pay-floating swaps - notional amount $
644.1
$
731.5
Average receive

rate
0.4
%
0.4
%
Average pay rate
0.1
%
0.1
%
The floating-rate swap contracts outstanding as of May 29, 2022, mature in fiscal
2026
.

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
As of May 29, 2022, the net notional value of foreign exchange derivatives was $
1,973.9

million.
We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

We

hedged a portion

of these net

investments by
issuing

euro-denominated

commercial

paper

and

foreign

exchange

forward

contracts.

As of

May

29,

2022,

we

hedged

a

portion

of
these net

investments

with €
2,223.5

million of

euro denominated

bonds.

As of

May 29,

2022,

we had

deferred

net foreign

currency
transaction gains of $
57.5

million in AOCI associated with net investment hedging activity.
During the fourth quarter of fiscal 2022, we hedged

€
750

million of euro denominated bonds with foreign exchange

forward contracts.
As of May 29, 2022, we had deferred net foreign currency transaction gains of $
20.9

million in AOCI associated with these hedges.

EQUITY INSTRUMENTS
Equity

price

movements

affect

our

compensation

expense

as

certain

investments

made

by

our

employees

in

our

deferred
compensation plan

are revalued. We

use equity swaps

to manage this

risk. As of May

29, 2022, the

net notional amount

of our equity
swaps was $
204.7

million, which mature in
fiscal 2023 .

FAIR VALUE

MEASUREMENTS AND FINANCIAL STATEMENT

PRESENTATION
The

fair

values

of

our

assets,

liabilities,

and

derivative

positions

recorded

at

fair

value

and

their

respective

levels

in

the

fair

value
hierarchy as of May 29, 2022, and May 30, 2021, were as follows:
May 29, 2022 May 29, 2022
Fair Values

of Assets
Fair Values

of Liabilities
In Millions Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b) $
-
$
-
$
-
$
-
$
-
$
(29.8)
$
-
$
(29.8)
Foreign exchange contracts (a) (c)
-
26.9
-
26.9
-
(4.7)
-
(4.7)
Total
-
26.9
-
26.9
-
(34.5)
-
(34.5)
Derivatives not designated as hedging

instruments:
Foreign exchange contracts (a) (c)
-
8.4
-
8.4
-
(15.1)
-
(15.1)
Commodity contracts (a) (d)
10.7
96.9
-
107.6
-
(0.2)
-
(0.2)
Grain contracts (a) (d)
-
28.7
-
28.7
-
(3.0)
-
(3.0)
Total
10.7
134.0
-
144.7
-
(18.3)
-
(18.3)
Other assets and liabilities reported at fair value:
Marketable investments (a) (e) (f)
255.3
2.3
67.2
324.8
-
-
-
-
Total
255.3
2.3
67.2
324.8
-
-
-
-
Total assets, liabilities, and

derivative positions

recorded at fair value
$
266.0
$
163.2
$
67.2
$
496.4
$
-
$
(52.8)
$
-
$
(52.8)
(a)

These contracts and investments

are recorded as prepaid

expenses and other current

assets, other assets, other

current liabilities or
other liabilities,

as appropriate,

based on

whether in

a gain

or loss

position. Certain

marketable investments

are recorded

as cash
and cash equivalents.

(b)

Based on EURIBOR and

swap rates. As

of May 29, 2022, the

carrying amount of hedged

debt designated as

the hedged item

in a
fair value

hedge was

$
615.7

million and

was classified

on the

Consolidated Balance

Sheet within

long-term debt.

As of

May 29,
2022, the cumulative amount of fair value hedging basis adjustments was $
28.4

million.
(c)

Based on observable market transactions of spot currency rates and forward currency prices.
(d)

Based on prices of futures exchanges and recently reported transactions in the marketplace.
(e)

Based on prices of common stock, mutual fund net asset values, and bond matrix pricing.
(f)

The level 3

marketable investment represents

an equity security

without a readily

determinable fair value.

During fiscal 2022,

we
recorded

an impairment

charge

of $
34.0

million resulting

from the

determination of

fair value

utilizing

level 3

inputs including
revised projections of future operating results and observable transaction data for similar instruments.

May 30, 2021 May 30, 2021
Fair Values

of Assets
Fair Values

of Liabilities
In Millions Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b) $
-
$
28.8
$
-
$
28.8
$
-
$
-
$
-
$
-
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
$
376.7
$
143.0
$
-
$
519.7
$
(0.8)
$
(39.3)
$
-
$
(40.1)
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

fair
value

hedge

was

$
736.9

million

and

was

classified

on

the

Consolidated

Balance

Sheet

within

long-term

debt.

As

of

May 30,
2021, the cumulative amount of fair value hedging basis adjustments was $
5.4

million.
(c)

Based on observable market transactions of spot currency rates and forward currency prices.
(d)

Based on prices of futures exchanges and recently reported transactions in the marketplace.
(e)

Based on prices of common stock and bond matrix pricing.
We did not

significantly change our valuation techniques from prior periods.

The

fair value

of our

long-term

debt

is estimated

using

Level 2

inputs based

on quoted

prices

for

those

instruments. Where

quoted
prices are not available, fair value is estimated

using discounted cash flows and market-based expectations

for interest rates, credit risk
and

the

contractual

terms

of

the

debt

instruments.

As

of

May

29,

2022,

the

carrying

amount

and

fair

value

of

our

long-term

debt,
including the

current portion,

were $
10,508.8

million and

$
10,809.0

million, respectively.

As of

May 30,

2021, the

carrying amount
and fair value of our long-term debt, including the current portion, were

$
12,250.7

million and $
13,194.4

million, respectively.

Information

related

to our

cash flow

hedges,

fair value

hedges, and

other

derivatives

not designated

as hedging

instruments for

the
fiscal years ended May 29, 2022, and May 30, 2021, follows:
Interest Rate
Contracts
Foreign
Exchange
Contracts
Equity
Contracts
Commodity
Contracts Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2022 2021 2022 2021 2022 2021 2022 2021 2022 2021
Derivatives in Cash Flow Hedging
Relationships:
Amount of gain (loss) recognized in other

comprehensive income (OCI)
$
(5.4)
$
31.2
$
13.2
$
(58.7)
$
-
$
-
$
-
$
-
$
7.8
$
(27.5)
Amount of net loss reclassified from

AOCI into earnings (a)
(4.7)
(9.4)
(19.5)
(9.8)
-
-
-
-
(24.2)
(19.2)
Derivatives in Fair Value

Hedging
Relationships:
Amount of net loss recognized

in earnings (b)
(2.1)
(0.3)
-
-
-
-
-
-
(2.1)
(0.3)
Derivatives Not Designated as

Hedging Instruments:
Amount of net (loss) gain recognized

in earnings (c)
-
-
(32.8)
4.2
(8.0)
47.7
257.2
134.6
216.4
186.5
(a)

Loss

reclassified

from

AOCI

into

earnings

is

reported

in

interest,

net

for

interest

rate

swaps

and

in

cost

of

sales

and

SG&A
expenses for foreign

exchange contracts. For

the fiscal year ended

May 29, 2022, the

amount of loss

reclassified from AOCI

into
cost of

sales was

$
11.1

million and

the amount

of loss

reclassified from

AOCI into

SG&A was

$
8.4

million. For

the fiscal

year
ended

May 30,

2021,

the

amount

of

loss

reclassified

from

AOCI

into

cost

of

sales

was

$
9.3

million

and

the

amount

of

loss
reclassified from AOCI into SG&A was $
0.5

million.
(b)

Loss recognized

in earnings is

reported in

interest, net

for interest rate

contracts, in

cost of sales

for commodity

contracts, and

in
SG&A expenses for equity contracts and foreign exchange contracts.
(c)

(Loss) gain recognized in earnings

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
May 29, 2022
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
Collateral
Pledged
Net Amount
(d)
Commodity contracts $
107.5
$
-
$
107.5
$
(0.2)
$
(62.8)
$
44.5
$
(0.2)
$
-
$
(0.2)
$
0.2
$
-
$
-
Interest rate contracts
-
-
-
-
-
-
(30.7)
-
(30.7)
-
10.6
(20.1)
Foreign exchange contracts
35.3
-
35.3
(6.4)
-
28.9
(19.7)
-
(19.7)
6.4
-
(13.3)
Equity contracts
0.4
-
0.4
(0.3)
-
0.1
(4.0)
-
(4.0)
0.3
-
(3.7)
Total $
143.2
$
-
$
143.2
$
(6.9)
$
(62.8)
$
73.5
$
(54.6)
$
-
$
(54.6)
$
6.9
$
10.6
$
(37.1)
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
Commodity contracts $
31.6
$
-
$
31.6
$
(1.3)
$
(9.1)
$
21.2
$
(1.3)
$
-
$
(1.3)
$
1.3
$
-
$
-
Interest rate contracts
29.8
-
29.8
-
-
29.8
-
-
-
-
-
-
Foreign exchange contracts
4.8
-
4.8
(4.1)
-
0.7
(37.9)
-
(37.9)
4.1
-
(33.8)
Equity contracts
2.2
-
2.2
-
-
2.2
-
-
-
-
-
-
Total $
68.4
$
-
$
68.4
$
(5.4)
$
(9.1)
$
53.9
$
(39.2)
$
-
$
(39.2)
$
5.4
$
-
$
(33.8)
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
AMOUNTS RECORDED IN ACCUMULATED

OTHER COMPREHENSIVE LOSS

As of May 29, 2022, the after-tax amounts of unrealized gains in

AOCI related to hedge derivatives follows:
In Millions
After-Tax

Gain
Unrealized gains from foreign currency cash flow hedges
23.3
After-tax gains in AOCI related to hedge derivatives $
23.3
The net amount

of pre-tax gains and

losses in AOCI as

of May 29,

2022, that we expect

to be reclassified

into net earnings

within the
next 12 months is a $
33.4

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

a liability position on

May 29, 2022, was $
35.0

million.
We have posted

$
10.6

million of collateral under these contracts.

CONCENTRATIONS OF

CREDIT AND COUNTERPARTY

CREDIT RISK
During fiscal 2022, customer concentration was as follows:
Percent of total Consolidated
North America
Retail
North America
Foodservice International Pet
Walmart (a):
Net sales
20
%
28
%
8
%
2
%
16
%
Accounts receivable
23
%
6
%
3
%
23
%
Five largest customers:
Net sales
50
%
49
%
12
%
64
%
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

$
103.2

million, against

which we

hold $
62.8

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

As of

May 29,

2022, $
1,429.6

million of

our accounts

payable was

payable to

suppliers who

utilize these

third-
party services.

As of

May 30,

2021, $
1,411.3

million of

our accounts

payable was

payable to

suppliers who

utilize these

third-party
services.

NOTE 9. DEBT
NOTES PAYABLE
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

May 29, 2022 May 30, 2021
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
694.8
1.1
% $
-
-
%
Financial institutions
116.6
4.4
%
361.3
3.4
%
Total $
811.4
5.5
% $
361.3
3.4
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe. We also

have uncommitted and asset-backed credit lines that support our foreign operations.
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 29, 2022:
In Billions
Facility
Amount
Borrowed
Amount
Credit facility expiring:
April 2026 $
2.7
$
-
Total committed

credit facilities
2.7
-
Uncommitted credit facilities
0.6
0.1
Total committed

and uncommitted credit facilities
$
3.3
$
0.1
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of May 29, 2022.

LONG-TERM DEBT

In the fourth quarter of fiscal 2022, we repaid $
850.0

million of
3.7

percent fixed-rate notes due
October 17, 2023

using proceeds from
the issuance of commercial paper.
In the

fourth quarter

of fiscal

2022, we

issued €
250.0

million
0.0

percent fixed-rate

notes due
November 11, 2022
. We

used the

net
proceeds for general corporate purposes.
In the second

quarter of fiscal

2022, we issued

€
500.0

million of
0.125

percent fixed-rate notes

due
November 15, 2025
. We

used the
net proceeds to repay a portion of our €
500.0

million of
0.0

percent fixed-rate notes due
November 16, 2021
.
In the second quarter of fiscal 2022, we issued €
250.0

million of floating-rate notes due
May 16, 2023
. We used the net proceeds

to
repay a portion of our outstanding commercial paper and for general corporate purposes.
In the second

quarter of fiscal

2022, we

issued $
500.0

million of
2.25

percent notes due
October 14, 2031
. We

used the net

proceeds,
together

with

proceeds

from

the

issuance

of

commercial

paper,

to

repay

$
1,000.0

million

of
3.15

percent

fixed-rate

notes

due
December 15, 2021
.
In the first quarter of fiscal 2022, we issued €
500.0

million of floating-rate notes due
July 27, 2023
. We used the net proceeds to

repay
€
500.0

million of
0.0

percent fixed-rate notes due
August 21, 2021
.
In the

first quarter

of fiscal

2022, we

issued €
500.0

million of
2.2

percent fixed-rate

notes due
November 29, 2021
. We

used the

net
proceeds, together with

borrowings under a

committed credit facility,

to repay €
200.0

million of
2.2

percent fixed-rate notes

due
June
24, 2021
.
In the fourth

quarter of

fiscal 2021,

we repaid

$
600.0

million of
3.2

percent fixed-rate

notes and $
850.0

million of floating-rate

notes
with cash on hand.
In the

third quarter

of fiscal

2021, we

completed an

offer to

exchange certain

series of

outstanding notes

for a

combination of

newly
issued notes

and cash.

Holders exchanged

$
603.9

million of

notes previously

issued with

rates between
4.15

percent and
5.4

percent
for

$
605.2

million

of

newly

issued
3.0

percent

fixed-rate

notes

due
February 1, 2051

and

$
201.4

million

of

cash,

representing

a
participation incentive.

In

the

second

quarter

of

fiscal

2021,

we

issued

€
500.0

million

principal

amount

of
0.0

percent

fixed-rate

notes

due
November 16,
2021
. We used the net proceeds to

repay €
200.0

million of
0.0

percent fixed-rate notes and for general corporate purposes.
In the first

quarter of fiscal

2021, we issued

€
500.0

million principal amount

of
0.0

percent fixed-rate notes

due
August 21, 2021
. We
used the net proceeds, together with cash on hand, to repay €
500.0

million of
2.1

percent fixed-rate notes.

A summary of our long-term debt is as follows:
In Millions May 29, 2022 May 30, 2021
4.2
% notes due April 17, 2028 $
1,400.0
$
1,400.0
3.15
% notes due December 15, 2021
-
1,000.0
3.7
% notes due October 17, 2023
-
850.0
4.0
% notes due April 17, 2025
800.0
800.0
3.2
% notes due February 10, 2027
750.0
750.0
2.875
% notes due April 15, 2030
750.0
750.0
Euro-denominated
0.45
% notes due January 15, 2026
644.1
731.5
Euro-denominated
1.0
% notes due April 27, 2023
536.8
609.6
Euro-denominated
0.0
% notes due August 21, 2021
-
609.6
Euro-denominated
0.0
% notes due November 16, 2021
-
609.6
3.0
% notes due February 1, 2051
605.2
605.2
2.6
% notes due October 12, 2022
500.0
500.0
3.65
% notes due February 15, 2024
500.0
500.0
Euro-denominated
1.5
% notes due April 27, 2027
429.4
487.7
4.7
% notes due April 17, 2048
446.2
446.2
4.15
% notes due February 15, 2043
434.9
434.9
Floating-rate notes due October 17, 2023
400.0
400.0
5.4
% notes due June 15, 2040
382.5
382.5
4.55
% notes due April 17, 2038
282.4
282.4
Euro-denominated
2.2
% notes due June 24, 2021
-
243.9
Medium-term notes,
0.56
% to
6.41
%, due fiscal
2023

or later
103.9
104.0
2.25
% notes due October 14, 2031
500.0
-
Euro-denominated
0.1
25% notes due November 15, 2025
536.7
-
Euro-denominated
0.0
% notes due November 11, 2022
268.3
-
Euro-denominated floating rate notes due May 16, 2023
268.3
-
Euro-denominated floating rate notes due July 27, 2023
537.9
-
Other, including debt issuance costs, debt

exchange participation premium, and finance leases
(267.6)
(246.4)
10,809.0
12,250.7
Less amount due within one year
(1,674.2)
(2,463.8)
Total long-term debt $
9,134.8
$
9,786.9
Principal payments

due on

long-term debt

and finance

leases in

the next

five fiscal

years based

on stated

contractual maturities,

our
intent to redeem, or put rights of certain note holders are as follows:

In Millions
Fiscal 2023 $
1,674.2
Fiscal 2024
1,442.3
Fiscal 2025
800.0
Fiscal 2026
1,180.9
Fiscal 2027
1,179.4
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of May 29, 2022, we were in compliance with all of these
covenants.

As of May 29, 2022,

the $
2.6

million pre-tax loss recorded

in AOCI associated with our

previously designated interest

rate swaps will
be reclassified

to net

interest over

the remaining

lives of

the hedged

transactions. The

amount expected

to be reclassified

from AOCI
to net interest in fiscal 2023 is a $
2.5

million pre-tax loss.

NOTE 10. REDEEMABLE AND NONCONTROLLING INTERESTS
Our principal noncontrolling interest relates to our General Mills Cereals, LLC (GMC) subsidiar

y.
The holder of the

GMC Class A Interests receives

quarterly preferred distributions

from available net income

based on the application
of

a

floating

preferred

return

rate

to

the

holder’s

capital

account

balance

established

in

the

most

recent

mark-to-market

valuation
(currently

$
251.5

million). On

June 1,

2021,

the

floating

preferred

return

rate

on

GMC’s

Class

A

interests

was

reset

to

the

sum

of
three-month LIBOR

plus
160

basis points. The preferred

return rate is adjusted

every
three years

through a negotiated agreement

with
the Class A Interest holder or through a remarketing auction.
During

the

third

quarter

of

fiscal

2022,

we

completed

the

sale

of

our

interests

in

Yoplait

SAS,

Yoplait

Marques

SNC

and

Liberté
Marques

Sàrl

to

Sodiaal

in

exchange

for

Sodiaal’s

interest

in

our

Canadian

yogurt

business,

a

modified

agreement

for

the

use

of
Yoplait

and
Liberté
brands in the United States and Canada, and cash. Please see Note 3 to the Consolidated

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
We

paid

dividends of

$
105.1

million

in fiscal

2022 and

$
40.3

million in

fiscal 2021

to Sodiaal

under the

terms of

the Yoplait

SAS,
Yoplait

Marques SNC, and Liberté Marques Sàrl shareholder agreements.
A subsidiary of

Yoplait

SAS had an

exclusive milk supply agreement

for its European operations

with Sodiaal through

November 28,
2021. Net purchases totaled $
99.5

million for the six-month period ended November 28, 2021, and $
212.1

million for fiscal 2021.
For

financial

reporting

purposes,

the

assets,

liabilities,

results

of

operations,

and

cash

flows

of

our

non-wholly

owned

consolidated
subsidiaries

are

included

in

our

Consolidated

Financial

Statements.

The

third-party

investor’s

share

of

the

net

earnings

of

these
subsidiaries

is

reflected

in

net

earnings

attributable

to

redeemable

and

noncontrolling

interests

in

our

Consolidated

Statements

of
Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 29, 2022, we were in compliance with all of these covenants.
NOTE 11. STOCKHOLDERS’

EQUITY
Cumulative preference stock of
5.0

million shares, without par value, is authorized but unissued.
On June 27, 2022, our Board of Directors authorized the

repurchase of up to
100

million shares of our common stock. Purchases under
the authorization

can be

made in

the open

market or

in privately

negotiated

transactions, including

the use

of call

options and

other
derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

authorization

has

no

specified
termination date.
Share repurchases were as follows:
Fiscal Year
In Millions 2022 2021 2020
Shares of common stock
13.5
5.0
0.1
Aggregate purchase price $
876.8
$
301.4
$
3.4

The following tables provide details of total comprehensive income:
Fiscal 2022
General Mills
Noncontrolling
Interests
Redeemable
Interest
In Millions Pretax Tax Net Net Net
Net earnings, including earnings attributable to

redeemable and noncontrolling interests
$
2,707.3
$
10.2
$
17.5
Other comprehensive income (loss):
Foreign currency translation $
(188.5)
$
85.8
(102.7)
(26.2)
(47.0)
Net actuarial gain
132.4
(30.8)
101.6
-
-
Other fair value changes:
Hedge derivatives
30.1
(23.6)
6.5
-
0.5
Reclassification to earnings:
Foreign currency translation (a)
342.2
-
342.2
- -
Hedge derivatives (b)
23.7
11.6
35.3
-
(0.2)
Amortization of losses and prior service costs (c)
97.4
(21.6)
75.8
-
-
Other comprehensive income (loss)
437.3
21.4
458.7
(26.2)
(46.7)
Total comprehensive

income (loss)
$
3,166.0
$
(16.0)
$
(29.2)
(a)
Loss reclassified from AOCI into earnings is reported in divestitures gain related to the divestiture of our interests in Yoplait

SAS,
Yoplait

Marques SNC, and Liberte Marques Sarl to Sodiaal in the third quarter of fiscal 2022.
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
$
2,339.8
$
6.5
$
(0.3)
Other comprehensive income (loss):
Foreign currency translation $
(6.1)
$
64.9
58.8
31.5
84.8
Net actuarial loss
464.9
(111.5)
353.4
-
-
Other fair value changes:
Hedge derivatives
(25.8)
6.5
(19.3)
-
(1.4)
Reclassification to earnings:
Hedge derivatives (a)
19.1
(5.7)
13.4
-
0.1
Amortization of losses and prior service costs (b)
102.5
(23.6)
78.9
-
-
Other comprehensive income
554.6
(69.4)
485.2
31.5
83.5
Total comprehensive

income
$
2,825.0
$
38.0
$
83.2
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
$
2,181.2
$
12.9
$
16.7
Other comprehensive income (loss):
Foreign currency translation $
(149.1)
$
-
(149.1)
(2.6)
(17.4)
Net actuarial loss
(290.2)
65.6
(224.6)
-
-
Other fair value changes:
Hedge derivatives
4.4
(1.2)
3.2
-
-
Reclassification to earnings:
Hedge derivatives (a)
4.3
(0.7)
3.6
-
0.5
Amortization of losses and prior service costs (b)
101.3
(23.4)
77.9
-
-
Other comprehensive loss
(329.3)
40.3
(289.0)
(2.6)
(16.9)
Total comprehensive

income (loss)
$
1,892.2
$
10.3
$
(0.2)
(a)
Loss

reclassified

from

AOCI

into

earnings

is

reported

in

interest,

net

for

interest

rate

swaps

and

in

cost

of

sales

and

SG&A
expenses for foreign exchange contracts.
(b)
Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. Please refer to Note 2.
In

fiscal

2022,

2021,

and

2020,

except

for

certain

reclassifications

to

earnings,

changes

in other

comprehensive

income (loss)

were
primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:
In Millions May 29, 2022 May 30, 2021
Foreign currency translation adjustments $
(590.7)
$
(830.2)
Unrealized loss from hedge derivatives
23.3
(18.5)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,513.4)
(1,718.4)
Prior service credits
110.3
137.9
Accumulated other comprehensive loss $
(1,970.5)
$
(2,429.2)
NOTE 12. STOCK PLANS
We

use broad-based stock

plans to help

ensure that management’s

interests are aligned

with those of

our shareholders. As

of May 29,
2022,

a total

of
20.7

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

under the 2011

stock plan, under which

no further awards may

be granted. The stock

plans provide for potential
accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.

Stock Options
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:
Fiscal Year
2022 2021 2020
Estimated fair values of stock options granted $
8.77
$
8.03
$
7.10
Assumptions:
Risk-free interest rate
1.5
%
0.7
%
2.0
%
Expected term
8.5
years
8.5
years
8.5
years
Expected volatility
20.2
%
19.5
%
17.4
%
Dividend yield
3.4
%
3.3
%
3.6
%

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
Any corporate

income tax

benefit realized

upon exercise

or vesting

of an

award in

excess of

that previously

recognized in

earnings
(referred to

as a

windfall tax

benefit) is

presented in

our Consolidated

Statements of

Cash Flows

as an

operating cash

flow.

Realized
windfall

tax

benefits

and

shortfall

tax

deficiencies

related

to

the

exercise

or

vesting

of

stock-based

awards

are

recognized

in

the
Consolidated

Statement

of Earnings.

We

recognized

windfall tax

benefits

from

stock-based

payments

in

income

tax expense

in our
Consolidated Statements of Earnings of $
18.4

million in fiscal 2022, $
12.4

million in fiscal 2021, and $
27.3

million in fiscal 2020.

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
Contractual Term
(Years)
Aggregate Intrinsic
Value (Millions)
Balance as of May 30, 2021
17,397.5
$
53.29
5.26
$
174.4
Granted
1,485.4
60.03
Exercised
(3,564.6)
47.03
Forfeited or expired
(312.8)
55.79
Outstanding as of May 29, 2022
15,005.5
$
55.39
5.36
$
217.5
Exercisable as of May 29, 2022
7,960.9
$
57.10
3.58
$
101.8
Stock-based compensation

expense related

to stock

option awards

was $
12.1

million in

fiscal 2022,

$
11.2

million in

fiscal 2021,

and
$
13.4

million in fiscal 2020.

Net

cash

proceeds

from

the

exercise

of

stock

options

less

shares

used

for

minimum

withholding

taxes

and

the

intrinsic

value

of
options exercised were as follows:
Fiscal Year
In Millions 2022 2021 2020
Net cash proceeds $
161.7
$
74.3
$
263.4
Intrinsic value of options exercised $
74.0
$
44.8
$
132.9
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

Information on restricted stock unit and performance share unit activity follows:

Equity Classified Liability Classified
Share-Settled Units
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Share-Settled Units
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Non-vested as of May 30, 2021
5,072.8
$
53.84
97.6
$
54.26
Granted
1,958.1
60.01
30.9
60.23
Vested
(1,532.9)
52.48
(42.0)
53.95
Forfeited or expired
(344.6)
57.10
(9.2)
57.49
Non-vested as of May 29, 2022
5,153.4
$
56.37
77.3
$
56.43
Fiscal Year
2022 2021 2020
Number of units granted (thousands)
1,989.0
1,529.0
1,947.6
Weighted-average

price per unit
$
60.02
$
61.24
$
53.28
The total

grant-date fair

value of

restricted stock

unit awards

that vested

was $
82.7

million in

fiscal 2022

and $
74.4

million in

fiscal
2021.
As of May

29, 2022, unrecognized

compensation expense

related to non-vested

stock options, restricted

stock units, and

performance
share units was $
101.9

million. This expense will be recognized over
18 months
, on average.
Stock-based

compensation

expense

related

to

restricted

stock

units

and

performance

share

units

was

$
94.2

million

for

fiscal

2022,
$
78.7

million for fiscal

2021, and $
81.5

million for fiscal

2020. Compensation expense

related to stock-based

payments recognized in
our

Consolidated

Statements

of

Earnings

includes

amounts

recognized

in

restructuring,

impairment,

and

other

exit

costs

for

fiscal
2022.

NOTE 13. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

Fiscal Year
In Millions, Except per Share Data 2022 2021 2020
Net earnings attributable to General Mills $
2,707.3
$
2,339.8
$
2,181.2
Average number

of common shares - basic EPS
607.5
614.1
608.1
Incremental share effect from: (a)
Stock options
2.5
2.5
2.7
Restricted stock units and performance share units
2.6
2.5
2.5
Average number

of common shares - diluted EPS
612.6
619.1
613.3
Earnings per share — basic $
4.46
$
3.81
$
3.59
Earnings per share — diluted $
4.42
$
3.78
$
3.56
a)
Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted

EPS because
they were not dilutive were as follows:
Fiscal Year
In Millions 2022 2021 2020
Anti-dilutive stock options, restricted stock units,

and performance share units
4.4
3.4
8.4

NOTE 14. RETIREMENT BENEFITS AND POSTEMPLOYMENT BENEFITS
Defined Benefit Pension Plans

We have

defined benefit pension plans

covering many employees in the United

States, Canada, Switzerland, and the

United Kingdom.
Benefits for salaried

employees are based

on length of service

and final average

compensation. Benefits for

hourly employees include
various monthly

amounts for each

year of credited

service. Our funding

policy is consistent

with the requirements

of applicable laws.
We made
no

voluntary contributions to our

principal U.S. plans in fiscal

2022 or fiscal 2021.

We do

not expect to be required

to make
any

contributions

to

our

principal

U.S.

plans

in

fiscal

2023.

Our

principal

U.S.

retirement

plan

covering

salaried

employees

has

a
provision that any excess pension assets would be allocated to active participants if the plan is terminated within
five years

of a change
in control.

All salaried employees

hired on

or after June 1,

2013, are

eligible for

a retirement program

that does not

include a defined
benefit pension plan.

Other Postretirement Benefit Plans

We

also

sponsor

plans

that

provide

health

care

benefits

to

many

of our

retirees

in

the United

States,

Canada,

and

Brazil.

The

U.S.
salaried

health

care

benefit

plan

is

contributory,

with

retiree

contributions

based

on

years

of

service.

We

make

decisions

to

fund
related trusts

for certain

employees and

retirees on an

annual basis.

We

made
no

voluntary contributions

to these

plans in fiscal

2022
or fiscal 2021. We

do not expect to be required to make any contributions to these plans in fiscal 2023.
In fiscal 2021, we approved

amendments to reorganize

certain U.S. retiree health and

welfare benefit plans. The General

Mills Retiree
Health

Plan

for

Union

Employees

was

divided

into

two

plans,

with

participants

under

age

65

remaining

within

its

coverage,

and
participants age 65 and over covered by The General Mills Retiree Health Plan for Union Employees (65+). Effective

January 1, 2022,
the General

Mills Retiree

Health Plan

for Union

Employees (65+)

allows certain

participants to

purchase individual

health insurance
policies on

a private

health care

exchange. Additionally,

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
Fiscal Year
2022 2021
Health care cost trend rate for next year
5.9
% and
6.0
%
6.0
% and
6.3
%
Rate to which the cost trend rate is assumed to decline (ultimate rate)
4.5
%
4.5
%
Year

that the rate reaches the ultimate trend rate
2031
2029
We

review our

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
6.0

percent for

retirees age

65 and

over and
5.9

percent for

retirees under

age 65

at the

end of

fiscal 2022.

Rates are

graded down
annually until

the ultimate

trend rate

of
4.5

percent is

reached in
2031

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
Summarized

financial

information

about

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plans

is
presented below:
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2022 2021 2022 2021 2022 2021
Change in Plan Assets:
Fair value at beginning of year $
7,460.2
$
6,993.2
$
519.4
$
793.5
Actual return on assets
(618.7)
716.3
(18.0)
108.1
Employer contributions
31.2
33.8
0.1
(359.9)
Plan participant contributions
3.8
4.1
9.6
13.0
Benefits payments
(346.2)
(315.1)
(31.9)
(35.3)
Foreign currency
(20.0)
27.9
-
-
Fair value at end of year (a) $
6,510.3
$
7,460.2
$
479.2
$
519.4
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year $
7,714.4
$
7,640.2
$
600.0
$
773.7
$
151.7
$
150.3
Service cost
93.5
104.4
7.6
8.5
10.0
9.3
Interest cost
184.3
192.1
12.6
18.0
1.5
1.7
Plan amendment
3.7
1.1
(16.1)
(138.7)
-
-
Curtailment/other
(29.4)
(5.8)
(3.2)
-
12.0
5.1
Plan participant contributions
3.8
4.1
9.6
13.0
-
-
Medicare Part D reimbursements
-
-
1.7
2.5
-
-
Actuarial (gain) loss
(1,089.7)
67.4
(86.0)
(15.8)
(18.7)
7.2
Benefits payments
(334.7)
(315.7)
(56.9)
(61.9)
(17.7)
(22.5)
Foreign currency
(17.6)
26.6
0.3
0.7
(0.3)
0.6
Projected benefit obligation at end of year (a) $
6,528.3
$
7,714.4
$
469.6
$
600.0
$
138.5
$
151.7
Plan assets (less) more than benefit obligation as of

fiscal year end
$
(18.0)
$
(254.2)
$
9.6
$
(80.6)
$
(138.5)
$
(151.7)
(a)

Plan assets and obligations are measured as of
May 31, 2022

and
May 31, 2021
.
During

fiscal 202

2, the

decreases in

defined

benefit

pension

benefit

obligations

and

other postretirement

obligations

were primarily
driven by actuarial gains due to an increase in the discount rate.
During

fiscal

2021,

the

increase

in

defined

benefit

pension

benefit

obligations

was

primarily

driven

by

actuarial

losses

due

to

a
decrease

in the

discount

rate. The

decrease

in other

postretirement

obligations

was primarily

driven by

the reorganization

of certain
U.S. retiree health and welfare benefit plans.
As

of

May

29,

2022,

other

postretirement

benefit

plans

had

benefit

obligations

of

$
332.4

million

that

exceeded

plan

assets

of
$
279.6

million. As

of May

30, 2021,

other postretirement

benefit plans

had benefit

obligations of

$
412.4

million that

exceeded

plan
assets

of

$
310.1

million.

Postemployment

benefit

plans

are

not

funded

and

had

benefit

obligations

of

$
138.5

million

and
$
151.7

million as of May 29, 2022 and May 30, 2021, respectively.
The

accumulated

benefit

obligation

for

all

defined

benefit

pension

plans

was

$
6,330.0

million

as

of

May 29,

2022,

and
$
7,402.1

million as of May 30, 2021.

Amounts recognized in AOCI as of May 29, 2022 and May 30, 2021, are as follows:
Defined Benefit
Pension Plans
Other Postretirement
Benefit Plans
Postemployment
Benefit Plans Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2022 2021 2022 2021 2022 2021 2022 2021
Net actuarial (loss) gain $
(1,720.3)
$
(1,897.2)
$
208.5
$
200.8
$
(1.6)
$
(22.0)
$
(1,513.4)
$
(1,718.4)
Prior service (costs) credits
(7.6)
5.8
118.9
133.7
(1.0)
(1.6)
110.3
137.9
Amounts recorded in accumulated

other comprehensive loss
$
(1,727.9)
$
(1,891.4)
$
327.4
$
334.5
$
(2.6)
$
(23.6)
$
(1,403.1)
$
(1,580.5)
Plans with accumulated benefit obligations in excess of plan assets as of May

29, 2022 and May 30, 2021 are as follows:
Defined Benefit Pension Plans
Fiscal Year
In Millions 2022 2021
Projected benefit obligation $
508.2
$
615.3
Accumulated benefit obligation
479.6
556.2
Plan assets at fair value
20.5
26.7
Components of net periodic benefit expense are as follows:

Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2022 2021 2020 2022 2021 2020 2022 2021 2020
Service cost $
93.5
$
104.4
$
92.7
$
7.6
$
8.5
$
9.4
$
10.0
$
9.3
$
8.3
Interest cost
184.3
192.1
230.5
12.6
18.0
27.1
1.5
1.7
2.6
Expected return on

plan assets
(411.1)
(420.9)
(449.9)
(26.7)
(34.7)
(42.1)
-
-
-
Amortization of losses

(gains)
140.5
108.3
106.0
(10.9)
(5.1)
(2.1)
3.0
2.6
0.4
Amortization of prior

service costs

(credits)
1.0
1.3
1.6
(20.9)
(5.5)
(5.5)
0.4
0.9
0.9
Other adjustments
0.1
-
-
(0.1)
-
-
12.9
8.4
17.7
Settlement or

curtailment (gains)

losses
(18.4)
14.9
-
(5.5)
-
-
-
-
-
Net (income) expense $
(10.1)
$
0.1
$
(19.1)
$
(43.9)
$
(18.8)
$
(13.2)
$
27.8
$
22.9
$
29.9
Assumptions
Weighted-average

assumptions used to determine fiscal year-end benefit obligations are as follows:
Defined Benefit Pension
Plans
Other Postretirement
Benefit Plans
Postemployment Benefit
Plans
Fiscal Year Fiscal Year Fiscal Year
2022 2021 2022 2021 2022 2021
Discount rate
4.39
%
3.17
%
4.36
%
3.03
%
3.62
%
2.04
%
Rate of salary increases
4.34
4.39
-
-
4.46
4.46

Weighted-average

assumptions used to determine fiscal year net periodic benefit expense are as follows:
Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
2022 2021 2020 2022 2021 2020 2022 2021 2020
Discount rate
3.17
%
3.20
%
3.91
%
3.03
%
3.02
%
3.79
%
2.04
%
1.86
%
3.10
%
Service cost

effective rate
3.56
3.58
4.19
3.34
3.40
4.04
2.46
3.51
3.51
Interest cost

effective rate
2.42
2.55
3.47
2.08
2.29
3.28
1.48
2.83
2.84
Rate of

salary increases
4.39
4.44
4.17
-
-
-
4.46
4.47
4.47
Expected long-term

rate of return on

plan assets
5.85
5.72
6.95
6.09
4.57
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

Fair Value

of Plan Assets
The fair

values of

our pension

and postretirement

benefit plans’

assets and

their respective

levels in

the fair

value hierarchy

by asset
category were as follows:
May 31, 2022 May 31, 2021
In Millions Level 1 Level 2 Level 3
Total
Assets Level 1 Level 2 Level 3
Total
Assets
Fair value measurement of pension
plan assets:
Equity (a) $
623.4
$
442.3
$
66.3
$
1,132.0
$
838.3
$
697.2
$
-
$
1,535.5
Fixed income (b)
1,958.7
1,723.4
-
3,682.1
1,993.5
1,936.3
-
3,929.8
Real asset investments (c)
159.8
-
-
159.8
277.9
0.2
-
278.1
Other investments (d)
-
-
0.1
0.1
-
-
0.1
0.1
Cash and accruals
133.6
0.3
-
133.9
180.0
-
-
180.0
Fair value measurement of pension

plan assets
$
2,875.5
$
2,166.0
$
66.4
$
5,107.9
$
3,289.7
$
2,633.7
$
0.1
$
5,923.5
Assets measured at net asset value (e)
1,402.4
1,536.7
Total pension plan

assets
$
6,510.3
$
7,460.2
Fair value measurement of
postretirement benefit plan assets:
Equity (a) $
-
$
-
$
-
$
-
$
0.2
$
-
$
-
$
0.2
Fixed income (b)
120.8
-
-
120.8
117.3
-
-
117.3
Cash and accruals
6.6
-
-
6.6
14.8
-
-
14.8
Fair value measurement of

postretirement benefit

plan assets
$
127.4
$
-
$
-
$
127.4
$
132.3
$
-
$
-
$
132.3
Assets measured at net asset value (e)
351.8
387.1
Total postretirement

benefit

plan assets
$
479.2
$
519.4
(a)

Primarily

publicly

traded

common

stock

for

purposes

of

total

return

and

to

maintain

equity

exposure

consistent

with

policy
allocations. Investments

include: United States

and international

public equity

securities, mutual funds,

and equity futures

valued
at closing prices from national exchanges, commingled funds valued at fair value using the unit values provided by the investment managers,

and certain

private equity

securities valued

using

a matrix

of pricing

inputs reflecting

assumptions

based on

the best
information available.
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

(d)

Insurance and

annuity contracts

to provide

a stable

stream of

income for

pension retirees.

Fair values

are based

on the

fair value
of the underlying investments and contract fair values established by the providers

.
(e)

Primarily limited

partnerships, trust-owned

life insurance,

common collective

trusts, and

certain private

equity securities

that are
measured at fair value using

the net asset value per

share (or its equivalent) practical

expedient and have not been

classified in the
fair value hierarchy.
During fiscal

2022, the

inclusion of

non-observable inputs

in the

pricing of

certain private

equity securities

resulted in

the transfer

of
$
66.3

million into level 3 investments. There were
no

transfers into or out of level 3 investments in fiscal 2021.
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
Defined Benefit Pension Plans Other Postretirement Benefit Plans
Fiscal Year Fiscal Year
2022 2021 2022 2021
Asset category:
United States equities
12.1
%
15.4
%
27.9
%
28.0
%
International equities
7.8
9.9
13.5
13.9
Private equities
10.4
9.3
15.2
15.1
Fixed income
58.3
54.6
43.4
43.0
Real assets
11.4
10.8
-
-
Total
100.0
%
100.0
%
100.0
%
100.0
%
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
13

percent

to

equities

in

the

United

States;
8

percent

to

international
equities;
7

percent to private equities;
62

percent to fixed income; and
10

percent to real assets (real estate,

energy,

and infrastructure).
For other U.S. postretirement benefit plans, the long-term investment policy allocations are:
27

percent to equities in the United States;
13

percent to international equities;
15

percent to total private equities; and
45

percent to fixed income.

The actual allocations to these
asset classes may vary tactically around the long-term policy allocations based on relative market valuations.
Contributions and Future Benefit Payments
We

do

not

expect

to

be

required

to

make

contributions

to

our

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit

plans in

fiscal 2023.

Actual fiscal

2023 contributions

could exceed

our current

projections, as

influenced by
our decision

to undertake

discretionary funding

of our benefit

trusts and

future changes

in regulatory

requirements. Estimated

benefit
payments, which reflect expected future service, as appropriate,

are expected to be paid from fiscal 2023 to fiscal 2032 as follows:
In Millions
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Gross Payments
Postemployment
Benefit Plans
Fiscal 2023 $
349.9
$
36.9
$
25.4
Fiscal 2024
347.9
36.3
20.3
Fiscal 2025
354.3
35.6
18.2
Fiscal 2026
361.7
35.4
16.8
Fiscal 2027
369.1
34.9
16.0
Fiscal 2028-2032
1,945.3
162.4
68.3
Defined Contribution Plans

The

General

Mills

Savings

Plan

is

a

defined

contribution

plan

that

covers

domestic

salaried,

hourly,

nonunion,

and

certain

union
employees.

This plan

is a

401(k)

savings plan

that includes

a number

of investment

funds, including

a Company

stock fund

and an
Employee Stock

Ownership Plan

(ESOP). We

sponsor another

money purchase

plan for

certain domestic

hourly employees

with net
assets of $
20.6

million as of May 29, 2022, and $
22.5

million as of May 30, 2021. We

also sponsor defined contribution plans in many
of

our

foreign

locations.

Our

total

recognized

expense

related

to

defined

contribution

plans

was

$
90.1

million

in

fiscal

2022,
$
76.1

million in fiscal 2021, and $
90.1

million in fiscal 2020.
We

match a

percentage of

employee contributions

to the

General Mills

Savings Plan.

The Company

match is

directed to

investment
options

of

the

participant’s

choosing.

The

number

of

shares

of

our

common

stock

allocated

to

participants

in

the

ESOP

was
4.0
million as

of May

29, 2022,

and
4.3

million as

of May

30, 2021.

The ESOP’s

only assets

are our

common stock

and temporary

cash
balances.
The Company stock fund and the ESOP collectively held

$
443.8

million and $
433.0

million of Company common stock as of May 29,
2022, and May 30, 2021, respectively.

NOTE 15. INCOME TAXES

The

components

of

earnings

before

income

taxes

and

after-tax

earnings

from

joint

ventures

and

the

corresponding

income

taxes
thereon are as follows:
Fiscal Year
In Millions 2022 2021 2020
Earnings before income taxes and after-tax earnings

from joint ventures:
United States $
2,652.3
$
2,567.1
$
2,402.1
Foreign
557.3
290.3
198.1
Total earnings

before income taxes and after-tax earnings from joint ventures
$
3,209.6
$
2,857.4
$
2,600.2
Income taxes:
Currently payable:
Federal $
384.2
$
369.8
$
381.0
State and local
60.8
47.5
55.3
Foreign
79.1
93.0
73.8
Total current
524.1
510.3
510.1
Deferred:
Federal
75.0
117.9
67.8
State and local
18.3
13.6
(56.6)
Foreign
(31.1)
(12.7)
(40.8)
Total deferred
62.2
118.8
(29.6)
Total income

taxes
$
586.3
$
629.1
$
480.5
The following table reconciles the United States statutory income tax rate with our effective income tax rate:
Fiscal Year
2022 2021 2020
United States statutory rate
21.0
%
21.0
%
21.0
%
State and local income taxes, net of federal tax benefits
2.1
1.7
2.0
Foreign rate differences
(1.1)
0.3
(0.8)
Stock based compensation
(0.6)
(0.4)
(1.1)
Subsidiary reorganization (a)
-
-
(2.0)
Capital loss (b)
(1.7)
-
-
Divestitures, net (c)
(1.2)
-
-
Other, net
(0.2)
(0.6)
(0.6)
Effective income tax rate
18.3
%
22.0
%
18.5
%
(a)
During

fiscal

2020,

we

recorded

a

$
53.1

million

decrease

to

our

deferred

income

tax

liabilities

associated

with

the
reorganization of certain wholly owned subsidiaries.
(b)
During fiscal 2022, we released a

$
50.7

million valuation allowance associated with

our capital loss carryforward expected to
be used against divestiture gains.
(c)
During fiscal 2022, we included certain

non-taxable components of the gain related

to the divestiture of Yoplait

SAS, Yoplait
Marques SNC and Liberté Marques Sàrl.

The tax effects of temporary differences that

give rise to deferred tax assets and liabilities are as follows:
In Millions May 29, 2022 May 30, 2021
Accrued liabilities $
46.2
$
58.5
Compensation and employee benefits
146.7
198.7
Unrealized hedges
-
16.3
Pension
1.5
61.4
Tax credit carryforwards
34.9
22.7
Stock, partnership, and miscellaneous investments
17.9
46.3
Capital losses
61.9
67.3
Net operating losses
178.0
160.5
Other
96.3
93.4
Gross deferred tax assets
583.4
725.1
Valuation

allowance
185.1
229.2
Net deferred tax assets
398.3
495.9
Brands
1,415.2
1,413.8
Fixed assets
392.6
412.7
Intangible assets
201.0
256.2
Tax lease transactions
14.9
18.8
Inventories
27.1
36.2
Stock, partnership, and miscellaneous investments
357.7
364.0
Unrealized hedges
98.7
-
Other
109.4
112.6
Gross deferred tax liabilities
2,616.6
2,614.3
Net deferred tax liability $
2,218.3
$
2,118.4
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
Information about our valuation allowance follows:

In Millions May 29, 2022
Pillsbury acquisition losses $
107.6
State and foreign loss carryforwards
25.3
Capital loss carryforwards
11.0
Other
41.2
Total $
185.1
As of May 29, 2022, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows
:
In Millions May 29, 2022
Foreign loss carryforwards $
179.2
State operating loss carryforwards
8.7
Total tax loss carryforwards $
187.9

Our foreign loss carryforwards expire as follows:
In Millions May 29, 2022
Expire in fiscal 2023 and 2024 $
3.1
Expire in fiscal 2025 and beyond
12.6
Do not expire
163.5
Total foreign loss carryforwards $
179.2
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
2023.

As of

May 29,

2022, we

have
no
t recognized

a deferred

tax liability

for unremitted

earnings of

approximately

$
2.3

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
2016, 2018, and 2019
.

Several

state

and
foreign

examinations are

currently in

progress. We

do not

expect these

examinations

to result

in a

material impact

on our

results of
operations or financial position. We

have effectively settled all issues with the IRS for fiscal years 2015 and prior.
The Brazilian

tax authority,

Secretaria da

Receita Federal

do Brasil (RFB),

has concluded

audits of our

2012

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

for fiscal 2022
and

fiscal

2021.

Approximately

$
81

million

of

this

total

in

fiscal

2022

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
Fiscal Year
In Millions 2022 2021
Balance, beginning of year $
145.3
$
147.9
Tax positions related

to current year:
Additions
21.6
20.1
Tax positions related

to prior years:
Additions
10.4
6.3
Reductions
(5.5)
(7.2)
Settlements
(2.4)
(2.1)
Lapses in statutes of limitations
(8.5)
(19.7)
Balance, end of year $
160.9
$
145.3
As of

May 29,

2022, we do
no
t expect

to pay unrecognized

tax benefit

liabilities and

accrued interest

within the

next 12

months. We
are not

able to

reasonably estimate

the timing

of future

cash flows

beyond 12

months due

to uncertainties

in the

timing of

tax audit
outcomes. Our unrecognized tax benefit liability was classified in other liabilities.
We

report

accrued

interest

and

penalties

related

to

unrecognized

tax

benefit

liabilities

in

income

tax

expense.

For

fiscal

2022,

we
recognized $
2.0

million of tax-related

net interest and

penalties, and had

$
26.6

million of accrued

interest and penalties

as of May 29,
2022. For

fiscal 2021,

we recognized

$
2.9

million of

tax-related net

interest and

penalties, and

had $
24.9

million of

accrued interest
and penalties as of May 30, 2021.
NOTE 16. COMMITMENTS AND CONTINGENCIES

As

of

May

29,

2022,

we

have

issued

guarantees

and

comfort

letters

of

$
147.2

million

for

the

debt

and

other

obligations

of

non-
consolidated affiliates, mainly CPW.

Off-balance sheet arrangements were not material as of

May 29, 2022.
During

fiscal

2020,

we

received

notice

from

the

tax

authorities of

the

State of

São

Paulo,

Brazil

regarding

our

compliance

with

its
state sales tax requirements.

As a result, we

have been assessed additional

state sales taxes, interest,

and penalties. We

believe that we
have meritorious

defenses against

this claim

and will

vigorously defend

our position.

As of
May 29, 2022
, we

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

Foodservice.

We

have

restated

our

net

sales

by

segment

and

segment

operating

profit

to

reflect

our

new

operating

segments.

These

segment
changes

had

no

effect

on

previously

reported

consolidated

net

sales,

operating

profit,

net

earnings

attributable

to

General

Mills,

or
earnings per share.

Our

North

America

Retail

operating

segment

includes

convenience

store

businesses

from

our

former

Convenience

Stores

&
Foodservice

segment.

Within

our

North

America

Retail

operating

segment,

our

former

U.S.

Cereal

operating

unit

and

U.S.

Yogurt
operating

unit

have

been

combined

into

the

U.S.

Morning

Foods

operating

unit.

Additionally,

the

U.S.

Meals

&

Baking

Solutions
operating unit

combines the

former U.S.

Meals &

Baking operating

unit with

certain businesses

from the

U.S. Snacks

operating unit.
The

Canada

operating

unit

excludes

Canada

foodservice

businesses

which

are

now

included

in

our

North

America

Foodservice
operating

segment. The

resulting

North

America

Foodservice

operating

segment

exclusively includes

our

foodservice business.

Our
International

operating

segment

combines

our

former

Europe

&

Australia

and

Asia

&

Latin

America

operating

segments.

Our

Pet
operating segment is unchanged.

Our North America Retail

operating segment reflects business

with a wide variety of

grocery stores, mass merchandisers,

membership
stores,

natural

food

chains,

drug,

dollar

and

discount

chains,

convenience

stores,

and

e-commerce

grocery

providers.

Our

product

categories

in

this

business

segment

include

ready-to-eat

cereals,

refrigerated

yogurt,

soup,

meal

kits,

refrigerated

and

frozen

dough
products,

dessert

and

baking

mixes,

frozen

pizza

and

pizza

snacks,

snack

bars,

fruit

snacks,

savory

snacks,

and

a

wide

variety

of
organic products

including ready-to-eat

cereal, frozen

and shelf-stable vegetables,

meal kits, fruit

snacks, snack

bars, and

refrigerated
yogurt.
Our

International

operating

segment

consists

of

retail

and

foodservice

businesses

outside

of

the

United

States

and

Canada.

Our
product categories include super-premium

ice cream and frozen desserts, meal kits, salty snacks,

snack bars, dessert and baking mixes,
and

shelf

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

gains

and

losses

on
corporate investments,

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
Our operating segment results were as follows:
Fiscal Year
In Millions 2022 2021 2020
Net sales:
North America Retail $
11,572.0
$
11,250.0
$
10,978.1
International
3,315.7
3,656.8
3,365.1
Pet
2,259.4
1,732.4
1,694.6
North America Foodservice
1,845.7
1,487.8
1,588.8
Total $
18,992.8
$
18,127.0
$
17,626.6
Operating profit:
North America Retail $
2,699.7
$
2,725.9
$
2,708.9
International
232.0
236.6
132.5
Pet
470.6
415.0
390.7
North America Foodservice
255.5
203.3
255.3
Total segment operating

profit
$
3,657.8
$
3,580.8
$
3,487.4
Unallocated corporate items
402.6
212.1
509.1
Divestitures (gain) loss
(194.1)
53.5
-
Restructuring, impairment, and other exit (recoveries) costs
(26.5)
170.4
24.4
Operating profit $
3,475.8
$
3,144.8
$
2,953.9

Net sales for our North America Retail operating units were as follows:
Fiscal Year
In Millions 2022 2021 2020
U.S. Meals & Baking Solutions $
4,023.8
$
4,042.2
$
3,869.3
U.S. Morning Foods
3,370.9
3,314.0
3,292.0
U.S. Snacks
3,191.4
2,940.5
2,919.7
Canada
985.9
953.3
897.1
Total $
11,572.0
$
11,250.0
$
10,978.1
Net sales by class of similar products were as follows:
Fiscal Year
In Millions 2022 2021 2020
Snacks $
3,960.9
$
3,574.2
$
3,529.7
Cereal
2,998.1
2,868.9
2,874.1
Convenient meals
2,988.5
3,030.2
2,814.3
Pet
2,260.1
1,732.4
1,694.6
Dough
1,986.3
1,866.1
1,801.1
Baking mixes and ingredients
1,843.6
1,695.5
1,674.2
Yogurt
1,714.9
2,074.8
2,056.6
Super-premium ice cream
782.2
819.7
718.1
Other
458.2
465.2
463.9
Total $
18,992.8
$
18,127.0
$
17,626.6
The following tables provide financial information by geographic area:

Fiscal Year
In Millions 2022 2021 2020
Net sales:
United States $
14,691.2
$
13,496.9
$
13,364.5
Non-United States
4,301.6
4,630.1
4,262.1
Total $
18,992.8
$
18,127.0
$
17,626.6
In Millions May 29, 2022 May 30, 2021
Cash and cash equivalents:
United States $
46.0
$
817.9
Non-United States
523.4
687.3
Total $
569.4
$
1,505.2
In Millions May 29, 2022 May 30, 2021
Land, buildings, and equipment:
United States $
2,675.2
$
2,714.7
Non-United States
718.6
892.1
Total $
3,393.8
$
3,606.8

NOTE 18. SUPPLEMENTAL

INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

In Millions May 29, 2022 May 30, 2021
Receivables:
Customers $
1,720.4
$
1,674.5
Less allowance for doubtful accounts
(28.3)
(36.0)
Total $
1,692.1
$
1,638.5
In Millions May 29, 2022 May 30, 2021
Inventories:
Finished goods $
1,634.7
$
1,506.9
Raw materials and packaging
532.0
411.9
Grain
164.0
111.2
Excess of FIFO over LIFO cost (a)
(463.4)
(209.5)
Total $
1,867.3
$
1,820.5
(a)

Inventories

of

$
1,127.1

million

as

of

May

29,

2022,

and

$
1,139.7

million

as

of

May

30,

2021,

were

valued

at

LIFO.

The
difference between replacement

cost and the stated LIFO

inventory value is not materially

different from the

reserve for the LIFO
valuation method.
In Millions May 29, 2022 May 30, 2021
Prepaid expenses and other current assets:
Marketable investments $
249.8
$
360.0
Prepaid expenses
213.5
221.7
Other receivables
182.8
139.1
Derivative receivables
86.1
37.5
Grain contracts
28.7
12.0
Miscellaneous
41.2
20.0
Total $
802.1
$
790.3
In Millions May 29, 2022 May 30, 2021
Assets held for sale:
Goodwill $
130.0
$
-
Inventories
22.9
-
Equipment
6.0
-
Total $
158.9
$
-
In Millions May 29, 2022 May 30, 2021
Land, buildings, and equipment:
Equipment $
6,491.7
$
6,732.7
Buildings
2,444.8
2,542.7
Capitalized software
717.8
718.5
Construction in progress
492.8
395.7
Land
55.1
67.4
Equipment under finance lease
7.8
7.8
Buildings under finance lease
0.3
0.3
Total land, buildings,

and equipment
10,210.3
10,465.1
Less accumulated depreciation
(6,816.5)
(6,858.3)
Total $
3,393.8
$
3,606.8

In Millions May 29, 2022 May 30, 2021
Other assets:
Investments in and advances to joint ventures $
513.8
$
566.4
Right of use operating lease assets
336.8
378.6
Pension assets
52.6
30.0
Life insurance
17.5
18.6
Miscellaneous
307.4
274.0
Total $
1,228.1
$
1,267.6
In Millions May 29, 2022 May 30, 2021
Other current liabilities:
Accrued trade and consumer promotions $
474.4
$
580.9
Accrued payroll
435.6
434.4
Current portion of operating lease liabilities
106.7
111.2
Accrued interest, including interest rate swaps
70.1
80.0
Restructuring and other exit costs reserve
36.8
148.8
Accrued taxes
31.4
37.4
Dividends payable
25.3
24.1
Derivative payable, primarily commodity-related
19.9
39.2
Grain contracts
3.0
0.9
Miscellaneous
348.8
330.3
Total $
1,552.0
$
1,787.2
In Millions May 29, 2022 May 30, 2021
Other non-current liabilities:
Accrued compensation and benefits, including obligations for underfunded other

postretirement benefit and postemployment benefit plans
$
360.8
$
707.7
Non-current portion of operating lease liabilities
248.3
283.2
Accrued taxes
233.0
215.6
Miscellaneous
87.0
86.2
Total $
929.1
$
1,292.7
Certain Consolidated Statements of Earnings amounts are as follows:

Fiscal Year
In Millions 2022 2021 2020
Depreciation and amortization $
570.3
$
601.3
$
594.7
Research and development expense
243.1
239.3
224.4
Advertising and media expense (including production and

communication costs)
690.1
736.3
691.8
The components of interest, net are as follows:

Fiscal Year
Expense (Income), in Millions 2022 2021 2020
Interest expense $
387.2
$
430.9
$
475.1
Capitalized interest
(3.8)
(3.2)
(2.6)
Interest income
(3.8)
(7.4)
(6.0)
Interest, net $
379.6
$
420.3
$
466.5

Certain Consolidated Statements of Cash Flows amounts are as follows:

Fiscal Year
In Millions 2022 2021 2020
Cash interest payments $
357.8
$
412.5
$
418.5
Cash paid for income taxes
545.3
636.1
403.3
NOTE 19. QUARTERLY

DATA

(UNAUDITED)
Summarized quarterly data for fiscal 2022 and fiscal 2021 follows:
First Quarter Second Quarter Third Quarter Fourth Quarter
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions, Except Per

Share Amounts
2022 2021 2022 2021 2022 2021 2022 2021
Net sales $
4,539.9
$
4,364.0
$
5,024.0
$
4,719.4
$
4,537.7
$
4,520.0
$
4,891.2
$
4,523.6
Gross margin
1,597.4
1,590.4
1,631.2
1,721.1
1,403.7
1,553.9
1,769.9
1,582.9
Net earnings attributable to

General Mills
627.0
638.9
597.2
688.4
660.3
595.7
822.8
416.8
EPS:
Basic $
1.03
$
1.04
$
0.98
$
1.12
$
1.09
$
0.97
$
1.36
$
0.68
Diluted $
1.02
$
1.03
$
0.97
$
1.11
$
1.08
$
0.96
$
1.35
$
0.68
In the fourth

quarter of fiscal

2022, we recorded

an additional gain

on the sale

of our interests

in Yoplait

SAS, Yoplait

Marques SNC
and Liberté

Marques Sàrl

of $
14.9

million and

an additional

gain on

the sale

of our

European dough

businesses of

$
9.2

million. We
also recorded

$
16.0

million of

transaction costs

primarily

related to

the sale

of our

interests in

Yoplait

SAS, Yoplait

Marques SNC,
and

Liberté

Marques

Sàrl,

the sale

of

our

European

dough

businesses,

the

definitive

agreements

to

sell our

Helper

main meals

and
Suddenly

Salad

side

dishes

business,

and

the

definitive

agreement

to

acquire

TNT

Crust.

We

also

recorded

a

$
34.0

million

loss
associated with the

valuation of a corporate

investment. In addition,

we recorded a $
34.0

million reduction related

to our restructuring
reserve.

In

the

fourth

quarter

of

fiscal

2021,

we

approved

restructuring

actions

designed

to

better

align

our

organizational

structure

and
resources with

strategic initiatives

and recorded

$
157.3

million of

charges. We

recorded a

loss on

the sale

of our

Laticínios Carolina
business in Brazil of $
53.5

million in the fourth quarter of fiscal 2021.

In the fourth quarter of fiscal 2021,

we recorded $
9.5

million of
transaction

costs

related

to

our

non-binding

memorandum

of

understanding

to

sell

our

interests

in

Yoplait

SAS,

Yoplait

Marques
SNC, and

Liberté

Marques

Sàrl and

our planned

acquisition

of Tyson

Foods’ pet

treats business.

We

also

recorded

an $
8.8

million
gain

related to

indirect taxes

in Brazil

and an

$
11.2

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

period
.

To

present

this

information,

current

period

results

for

entities

reporting

in
currencies other

than United

States dollars

are translated

into United

States dollars

at the

average exchange

rates in

effect during

the
corresponding

period

of

the

prior

fiscal

year,

rather

than

the

actual

average

exchange

rates

in

effect

during

the

current

fiscal

year
.
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

coronavirus
.

In March 2020,

the
World Health

Organization declared COVID-19 a global pandemic.
Derivatives.

Financial instruments such

as futures, swaps,

options, and forward

contracts that we

use to manage

our risk arising

from
changes in commodity prices, interest rates, foreign exchange rates, and equity prices.
Earnings

before

interest,

taxes,

depreciation

and

amortization

(EBITDA
) .

The

calculation

of earnings

before

income taxes

and
after-tax earnings from joint ventures, net interest, depreciation and amortization.
Euribor.

European Interbank Offered Rate.
Fair value

hierarchy.

For purposes

of fair

value measurement,

we categorize

assets and

liabilities into

one of

three levels

based on
the assumptions

(inputs) used

in valuing

the asset or

liability
.

Level 1 provides

the most reliable

measure of

fair value, while

Level 3
generally requires significant management judgment .

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
Free cash flow.

Net cash provided by operating activities less purchases of land, buildings, and equipment

.
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
Gross margin.

Net sales less cost of sales.

Hedge accounting.

Accounting for qualifying

hedges that allows changes in

a hedging instrument’s

fair value to offset

corresponding
changes in

the hedged

item in

the same

reporting period
.

Hedge accounting

is permitted

for certain

hedging instruments

and hedged
items

only

if

the

hedging

relationship

is

highly

effective,

and

only

prospectively

from

the

date

a

hedging

relationship

is

formally
documented.
Holistic Margin Management

(HMM).

Company-wide initiative to

use productivity savings, mix

management,

and price realization
to offset input cost inflation, protect margins

,

and generate funds to reinvest in sales-generating activities.
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

53
rd
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
There were

no changes

in our

internal control

over financial

reporting (as

defined in

Rule 13a-15(f)

under the

1934 Act)

during our
fiscal quarter ended May

29, 2022, that have materially

affected, or are reasonably

likely to materially affect,

our internal control

over
financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The

management

of

General

Mills,

Inc.

is

responsible

for

establishing

and

maintaining

adequate

internal

control

over

financial
reporting,

as

such

term

is

defined

in

Rule

13a-15(f)

under

the

1934

Act.

The

Company’s

internal

control

system

was

designed

to
provide

reasonable

assurance

to

our

management

and

the

Board

of

Directors

regarding

the

preparation

and

fair

presentation

of
published

financial

statements.

Under

the

supervision

and

with

the

participation

of

management,

including

our

Chief

Executive
Officer and Chief Financial Officer,

we conducted an assessment of the effectiveness

of our internal control over financial reporting

as
of May 29, 2022. In

making this assessment, management

used the criteria set forth

by the Committee of Sponsoring

Organizations of
the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) .
Based

on

our

assessment

using

the

criteria

set

forth

by

COSO

in
Internal

Control

–

Integrated

Framework

(2013)
,

management
concluded that our internal control over financial reporting was effective as of May 29, 2022.
KPMG

LLP,

our

independent

registered

public

accounting

firm,

has

issued

a

report

on the

effectiveness

of

the Company’s

internal
control over financial reporting.
/s/ J. L. Harmening

/s/ K. A. Bruce
J. L. Harmening

K. A. Bruce
Chief Executive Officer

Chief Financial Officer
June 29, 2022
Our independent registered public accounting firm’s

attestation report on our internal control over financial reporting is included in the
“Report of Independent Registered Public Accounting Firm” in Item

8 of this report.
ITEM 9B - Other Information

None.

ITEM 9C - Disclosure Regarding Foreign Jurisdictions that

Prevent Inspections
Not applicable.

PART

III
ITEM 10 - Directors, Executive Officers and Corporate

Governance

The

information

contained

in

the

sections

entitled

“Proposal

Number

1

-

Election

of

Directors”

and

“Shareholder

Director
Nominations”

contained

in

our

definitive

Proxy

Statement

for

our

2022

Annual

Meeting

of

Shareholders

is

incorporated

herein

by
reference.
Information regarding our executive officers is set forth in

Item 1 of this report.
The

information

regarding

our

Audit

Committee,

including

the

members

of

the

Audit

Committee

and

audit

committee

financial
experts, set forth

in the section

entitled “Board

Committees and

Their Functions”

contained in our

definitive Proxy

Statement for

our
2022 Annual Meeting of Shareholders is incorporated herein by reference.
We

have adopted a

Code of Conduct

applicable to all employees,

including our principal

executive officer,

principal financial officer,
and

principal

accounting

officer.

A

copy

of

the

Code

of Conduct

is

available

on

our

website

at

https://www.general

mills.com.
We
intend

to

post

on

our

website

any

amendments

to

our

Code

of

Conduct

and

any

waivers

from

our

Code

of

Conduct

for

principal
officers.
ITEM 11 - Executive Compensation

The

information

contained

in

the

sections

entitled

“Executive

Compensation,”

“Director

Compensation,”

and

“Overseeing

Risk
Management” in our definitive Proxy Statement for our 2022 Annual

Meeting of Shareholders is incorporated herein by reference.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters
The

information

contained

in

the

sections

entitled

“Ownership

of

General

Mills

Common

Stock

by

Directors,

Officers

and

Certain
Beneficial Owners”

and “Equity

Compensation Plan

Information” in

our definitive

Proxy Statement

for our

2022 Annual

Meeting of
Shareholders is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions,

and Director Independence

The

information

set forth

in the

section

entitled “Board

Independence

and Related

Person

Transactions”

contained

in our

definitive
Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14 - Principal Accounting Fees and Services

The

information

contained

in

the

section

entitled

“Independent

Registered

Public

Accounting

Firm

Fees”

in

our

definitive

Proxy
Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.
PART

IV
ITEM 15 – Exhibits and Financial Statement Schedules

1.

Financial Statements:

The following financial statements are included in Item 8 of this report:
Consolidated Statements of Earnings for the fiscal years ended May 29, 2022, May 30,

2021, and May 31, 2020.
Consolidated

Statements

of

Comprehensive

Income

for

the

fiscal

years

ended

May

29,

2022,

May

30,

2021,

and

May

31,
2020.
Consolidated Balance Sheets as of May 29, 2022 and May 30, 2021.

Consolidated Statements of Cash Flows for the fiscal years ended May 29, 2022,

May 30, 2021, and May 31, 2020.
Consolidated

Statements of

Total

Equity

and Redeemable

Interest for

the fiscal

years ended

May 29,

2022, May

30, 2021,
and May 31, 2020.
Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm. PCAOB ID:
185
.
2.

Financial Statement Schedule:

For the fiscal years ended May 29, 2022, May 30, 2021, and May 31, 2020:
II – Valuation

and Qualifying Accounts
3. Exhibits
:

Exhibit No. Description
3.1
Amended

and

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
10.1
*
2001

Compensation

Plan

for

Non-Employee

Directors

(incorporated

herein

by

reference

to
Exhibit

10.2

to

the

Company’s

Quarterly

Report

on

Form

10-Q

for

the

fiscal

quarter

ended
August 29, 2010).
10.2
*
2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to
Exhibit 10.5 to the Company’s Quarterly

Report on Form 10-Q for the fiscal quarter ended
August 29, 2010).
10.3
*
2011

Stock

Compensation

Plan

(incorporated

herein

by

reference

to

Exhibit

10.6

to

the
Company’s Annual Report

on Form 10-K for the fiscal year ended May 31, 2015).
10.4
*
2011 Compensation Plan for Non-Employee

Directors (incorporated herein by reference to
Exhibit 10.2 to the Company’s Quarterly

Report on Form 10-Q for the fiscal quarter ended
November 27, 2011).
10.5
*
2016

Compensation

Plan

for

Non-Employee

Directors

(incorporated

herein

by

reference

to
Exhibit

10.1

to

the

Company’s

Quarterly

Report

on

Form

10-Q

for

the

fiscal

quarter

ended
November 27, 2016).
10.6
*
Executive

Incentive

Plan

(incorporated

herein

by reference

to

Exhibit

10.1

to

the

Company’s
Quarterly Report on Form 10-Q for the fiscal quarter ended November

28, 2010).
10.7
*
Separation Pay

and Benefits

Program for

Officers (incorporated

herein by

reference to

Exhibit
10.1

to the

Company’s

Quarterly

Report

on

Form

10-Q

for the

fiscal

quarter

ended February
23, 2020).

10.8
*
Supplemental Savings Plan (incorporated

herein by reference to Exhibit

10.4 to the Company’s
Quarterly Report on Form 10-Q for the fiscal quarter ended February

28, 2021).
10.9
*
Supplemental

Retirement

Plan

(Grandfathered)

(incorporated

herein

by

reference

to

Exhibit
10.1

to the

Company’s

Quarterly

Report

on

Form

10-Q

for the

fiscal

quarter

ended February
28, 2021).
10.10
*
2005

Supplemental

Retirement

Plan

(incorporated

herein

by

reference

to

Exhibit

10.3

to

the
Company’s Quarterly Report on

Form 10-Q for the fiscal quarter ended February 28, 2021).

10.11
*
Deferred

Compensation

Plan

(Grandfathered)

(incorporated

herein

by

reference

to

Exhibit
10.14 to

the Company’s

Quarterly Report

on Form

10-Q for

the fiscal

quarter ended

February
22, 2009).
10.12
*
2005

Deferred

Compensation

Plan

(incorporated

herein

by

reference

to

Exhibit

10.5

to

the
Company’s Quarterly Report on

Form 10-Q for the fiscal quarter ended February 28, 2021).
10.13
*
Executive

Survivor

Income

Plan

(incorporated

herein

by

reference

to

Exhibit

10.6

to

the
Company’s Annual Report

on Form 10-K for the fiscal year ended May 29, 2005).
10.14
*
Supplemental

Benefits

Trust

Agreement,

amended

and

restated

as

of

September

26,

1988,
between the Company and

Norwest Bank Minnesota, N.A. (incorporated

herein by reference to
Exhibit

10.3

to

the

Company’s

Quarterly

Report

on

Form

10-Q

for

the

fiscal

quarter

ended
November 27, 2011).
10.15
*
Supplemental Benefits Trust

Agreement, dated September 26,

1988, between the Company and
Norwest

Bank

Minnesota,

N.A.

(incorporated

herein

by

reference

to

Exhibit

10.4

to

the
Company’s Quarterly Report on

Form 10-Q for the fiscal quarter ended November 27, 2011).
10.16
*
Form

of

Performance

Share

Unit

Award

Agreement

(incorporated

herein

by

reference

to
Exhibit

10.18

to

the Company’s

Annual

Report

on

Form

10-K

for

the fiscal

year

ended May
27, 2018).
10.17
*
Form

of

Stock

Option

Agreement

(incorporated

herein

by

reference

to

Exhibit

10.19

to

the
Company’s Annual Report

on Form 10-K for the fiscal year ended May 27, 2018).
10.18
*
Form of Restricted Stock

Unit Agreement (incorporated

herein by reference to Exhibit

10.20 to
the Company’s Annual Report on

Form 10-K for the fiscal year ended May 27, 2018).
10.19
*
Deferred Compensation

Plan for Non-Employee

Directors (incorporated

herein by reference

to
Exhibit

10.1

to

the

Company’s

Quarterly

Report

on

Form

10-Q

for

the

fiscal

quarter

ended
November 26, 2017).
10.20
*
2017

Stock

Compensation

Plan

(incorporated

herein

by

reference

to

Exhibit

10.2

to

the
Company’s Quarterly Report on

Form 10-Q for the fiscal quarter ended November 26, 2017).
10.21
*
Supplemental

Retirement

Plan

I

(Grandfathered)

(incorporated

herein

by

reference

to

Exhibit
10.2

to the

Company’s

Quarterly

Report

on

Form

10-Q

for the

fiscal

quarter

ended February
28, 2021).
10.22
*
Supplemental

Retirement

Plan

I

(incorporated

herein

by

reference

to

Exhibit

10.6

to

the
Company’s Quarterly Report on

Form 10-Q for the fiscal quarter ended

February 28, 2021).
10.23
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
+
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
+
Addendum

No.

11

to

the

Protocol

of

Cereal

Partners

Worldwide,

effective

July

17,

2012,
among the

Company,

Nestle S.A.,

and CPW

S.A. (incorporated

herein by

reference to

Exhibit
10.1 to the

Company’s

Quarterly Report

on Form 10-Q

for the fiscal

quarter ended August

26,
2012).
10.30
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

2022

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
GENERAL MILLS, INC.
Date:

June 29, 2022
By

/s/ Mark A. Pallot
Name:

Mark A. Pallot
Title:

Vice President, Chief Accounting

Officer
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, this

report has

been signed

below by

the following

persons on
behalf of the registrant and in the capacities and on the dates indicated.
Signature Title Date
/s/ Jeffrey L Harmening
Jeffrey L. Harmening
Chairman of the Board, Chief Executive Officer,

and Director
(Principal Executive Officer)
June 29, 2022
/s/ Kofi A. Bruce
Kofi A. Bruce
Chief Financial Officer
(Principal Financial Officer)
June 29, 2022
/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer

(Principal Accounting Officer)
June 29, 2022
/s/ R. Kerry Clark
R. Kerry Clark
Director June 29, 2022
/s/ David M. Cordani
David M. Cordani
Director June 29, 2022
Director June 29, 2022
C. Kim Goodwin
/s/ Maria G. Henry
Maria G. Henry
Director June 29, 2022
/s/ Jo Ann Jenkins
Jo Ann Jenkins
Director June 29, 2022
/s/ Elizabeth C. Lempres
Elizabeth C. Lempres
Director June 29, 2022
/s/ Diane L. Neal
Diane L. Neal
Director June 29, 2022
/s/ Steve Odland
Steve Odland
Director June 29, 2022
/s/ Maria A. Sastre
Maria A. Sastre
Director June 29, 2022
/s/ Eric D. Sprunk
Eric D. Sprunk
Director June 29, 2022
/s/ Jorge A. Uribe
Jorge A. Uribe
Director June 29, 2022

General Mills, Inc. and Subsidiaries
Schedule II - Valuation

of Qualifying Accounts
Fiscal Year
In Millions 2022 2021 2020
Allowance for doubtful accounts:
Balance at beginning of year $
36.0
$
33.2
$
28.8
Additions charged to expense
23.0
25.7
25.9
Bad debt write-offs
(26.4)
(29.9)
(22.9)
Other adjustments and reclassifications
(4.3)
7.0
1.4
Balance at end of year $
28.3
$
36.0
$
33.2
Valuation

allowance for deferred tax assets:
Balance at beginning of year $
229.2
$
214.2
$
213.7
(Benefits) additions charged to expense
(41.6)
9.1
4.2
Adjustments due to acquisitions, translation of amounts, and other
(2.5)
5.9
(3.7)
Balance at end of year $
185.1
$
229.2
$
214.2
Reserve for restructuring and other exit charges:
Balance at beginning of year $
148.8
$
17.8
$
36.5
Additions charged to expense, including translation amounts
3.4
143.9
(2.5)
Reserve adjustment
(34.0)
-
-
Net amounts utilized for restructuring activities
(81.4)
(12.9)
(16.2)
Balance at end of year $
36.8
$
148.8
$
17.8
Reserve for LIFO valuation:
Balance at beginning of year $
209.5
$
202.1
$
213.5
Increase (decrease)
253.9
7.4
(11.4)
Balance at end of year $
463.4
$
209.5
$
202.1