Form 10-Q
period 2022-08-28
GENERAL MILLS INC
filed 2022-09-21
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
AUGUST 28, 2022
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
Yes
☐

No
☑
Number of

shares of

Common Stock

outstanding

as of

September 14,

2022:
593,535,650

(excluding
161,077,678

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters ended August 28, 2022 and August 29, 2021
4
Consolidated Statements of Comprehensive Income for the quarters ended August 28, 2022 and August 29,
2021
5
Consolidated Balance Sheets as of August 28, 2022 and May 29, 2022
6
Consolidated Statements of Total Equity and Redeemable Interest for the quarters ended August 28, 2022 and
August 29, 2021
7
Consolidated Statements of Cash Flows for the quarters ended August 28, 2022 and August 29, 2021
8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
19
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

Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
Net sales $
4,717.6
$
4,539.9
Cost of sales
3,269.9
2,942.5
Selling, general, and administrative expenses
791.4
757.4
Divestitures gain, net
(430.9)
-
Restructuring, impairment, and other exit costs (recoveries)
1.6
(4.3)
Operating profit
1,085.6
844.3
Benefit plan non-service income
(21.7)
(29.6)
Interest, net
87.7
95.9
Earnings before income taxes and after-tax earnings

from

joint ventures
1,019.6
778.0
Income taxes
216.1
168.9
After-tax earnings from joint ventures
19.8
29.1
Net earnings, including earnings attributable to redeemable

and noncontrolling interests
823.3
638.2
Net earnings attributable to redeemable and

noncontrolling interests
3.3
11.2
Net earnings attributable to General Mills $
820.0
$
627.0
Earnings per share – basic $
1.37
$
1.03
Earnings per share – diluted $
1.35
$
1.02
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
Net earnings, including earnings attributable to

redeemable and noncontrolling interests
$
823.3
$
638.2
Other comprehensive income (loss), net of tax:
Foreign currency translation
3.8
(23.9)
Other fair value changes:
Hedge derivatives
(38.3)
1.7
Reclassification to earnings:
Foreign currency translation
(7.4)
-
Hedge derivatives
(1.4)
10.6
Amortization of losses and prior service costs
14.1
8.4
Other comprehensive loss, net of tax
(29.2)
(3.2)
Total comprehensive

income

794.1
635.0
Comprehensive income (loss) attributable to

redeemable and noncontrolling interests
2.0
(23.5)
Comprehensive income attributable to General Mills $
792.1
$
658.5
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Aug. 28, 2022 May 29, 2022
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
594.4
$
569.4
Receivables
1,730.4
1,692.1
Inventories
2,089.9
1,867.3
Prepaid expenses and other current assets
719.3
802.1
Assets held for sale
-
158.9
Total current

assets
5,134.0
5,089.8
Land, buildings, and equipment
3,358.6
3,393.8
Goodwill
14,454.6
14,378.5
Other intangible assets
6,979.4
6,999.9
Other assets
1,180.6
1,228.1
Total assets $
31,107.2
$
31,090.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,786.3
$
3,982.3
Current portion of long-term debt
2,095.4
1,674.2
Notes payable
991.9
811.4
Other current liabilities
1,721.9
1,552.0
Total current

liabilities
8,595.5
8,019.9
Long-term debt
8,474.6
9,134.8
Deferred income taxes
2,262.4
2,218.3
Other liabilities
949.1
929.1
Total liabilities
20,281.6
20,302.1
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,146.1
1,182.9
Retained earnings
19,027.6
18,532.6
Common stock in treasury,

at cost, shares of
160.3

and
155.7
(7,676.0)
(7,278.1)
Accumulated other comprehensive loss
(1,998.4)
(1,970.5)
Total stockholders' equity
10,574.8
10,542.4
Noncontrolling interests
250.8
245.6
Total equity
10,825.6
10,788.0
Total liabilities and equity $
31,107.2
$
31,090.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,788.0
$
9,773.2
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,182.9
1,365.5
Stock compensation plans
9.3
9.1
Unearned compensation related to stock unit awards
(79.0)
(68.3)
Earned compensation
32.9
33.1
Decrease in redemption value of

redeemable interest
-
5.6
Ending balance
1,146.1
1,345.0
Retained earnings:
Beginning balance
18,532.6
17,069.8
Net earnings attributable to General Mills
820.0
627.0
Cash dividends declared ($
0.54

and $
0.51

per share)
(325.0)
(312.3)
Ending balance
19,027.6
17,384.5
Common stock in treasury:
Beginning balance
(155.7)
(7,278.1)
(146.9)
(6,611.2)
Shares purchased
(6.9)
(500.8)
(2.5)
(150.1)
Stock compensation plans
2.3
102.9
1.1
46.3
Ending balance
(160.3)
(7,676.0)
(148.3)
(6,715.0)
Accumulated other comprehensive loss:
Beginning balance
(1,970.5)
(2,429.2)
Comprehensive (loss) income
(27.9)
31.5
Ending balance
(1,998.4)
(2,397.7)
Noncontrolling interests:
Beginning balance
245.6
302.8
Comprehensive income (loss)
2.0
(8.2)
Distributions to noncontrolling interest holders
(1.9)
(1.1)
Divestiture
5.1
-
Ending balance
250.8
293.5
Total equity,

ending balance
$
10,825.6
$
9,985.8
Redeemable interest:
Beginning balance $
-
$
604.9
Comprehensive loss
-
(15.3)
Decrease in redemption value of

redeemable interest
-
(5.6)
Ending balance $
-
$
584.0
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$
823.3
$
638.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
134.3
145.8
After-tax earnings from joint ventures
(19.8)
(29.1)
Distributions of earnings from joint ventures
15.5
22.6
Stock-based compensation
33.5
26.8
Deferred income taxes
9.2
19.6
Pension and other postretirement benefit plan contributions
(5.3)
(5.4)
Pension and other postretirement benefit plan costs
(6.7)
(7.2)
Divestitures gain, net
(430.9)
-
Restructuring, impairment, and other exit costs
(15.7)
(19.5)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(209.7)
(389.5)
Other, net
61.1
(32.5)
Net cash provided by operating activities
388.8
369.8
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(90.9)
(104.0)
Acquisition, net of cash acquired
(252.1)
(1,198.6)
Proceeds from divestitures, net of cash divested
610.7
-
Investments in affiliates, net
-
5.7
Proceeds from disposal of land, buildings, and equipment
-
0.3
Other, net
(1.9)
(1.3)
Net cash provided (used) by investing activities
265.8
(1,297.9)
Cash Flows - Financing Activities
Change in notes payable
188.0
698.7
Issuance of long-term debt
-
582.2
Payment of long-term debt
-
(612.1)
Proceeds from common stock issued on exercised options
65.5
7.9
Purchases of common stock for treasury
(500.8)
(150.1)
Dividends paid
(325.0)
(312.3)
Distributions to noncontrolling and redeemable interest holders
(1.9)
(1.1)
Other, net
(34.9)
(18.2)
Net cash (used) provided by financing activities
(609.1)
195.0
Effect of exchange rate changes on cash and cash equivalents
(20.5)
(18.1)
Increase (decrease) in cash and cash equivalents
25.0
(751.2)
Cash and cash equivalents - beginning of year
569.4
1,505.2
Cash and cash equivalents - end of period $
594.4
$
754.0
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(91.1)
$
(145.3)
Inventories
(243.3)
(116.1)
Prepaid expenses and other current assets
79.5
39.0
Accounts payable
(130.4)
(214.9)
Other current liabilities
175.6
47.8
Changes in current assets and liabilities $
(209.7)
$
(389.5)
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(Unaudited)
(1) Background
The accompanying

Consolidated Financial

Statements of

General Mills,

Inc. (we,

us, our,

General Mills,

or the Company)

have been
prepared in

accordance with

accounting principles

generally accepted

in the

United States

(GAAP) for

interim financial

information
and with

the rules

and regulations

for reporting

on Form

10-Q. Accordingly,

they do

not include

certain information

and disclosures
required

for

comprehensive

financial

statements.

In

the

opinion

of

management,

all

adjustments

considered

necessary

for

a

fair
presentation have

been included

and are

of a

normal recurring

nature, including

the elimination

of all

intercompany transactions

and
any

noncontrolling

and

redeemable

interests’

share

of

those

transactions.

Operating

results

for

the

fiscal

quarter

ended

August

28,
2022,

are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2023.

These

statements

should

be

read

in

conjunction

with

the

Consolidated

Financial

Statements

and

footnotes

included

in

our

Annual
Report on Form

10-K for the fiscal

year ended May

29, 2022. The

accounting policies used

in preparing these

Consolidated Financial
Statements are the same as those described in Note 2 to the Consolidated Financial

Statements in that Form 10-K.
Certain terms used throughout this report are defined in the “Glossary” section below.
(2) Acquisition and Divestitures
During

the first

quarter

of fiscal

2023,

we

acquired

TNT Crust,

a

manufacturer

of high-quality

frozen pizza

crusts

for

regional

and
national pizza

chains, foodservice

distributors, and

retail outlets,

for a

purchase price

of $
253.0

million. We

financed the

transaction
with U.S. commercial paper.

We consolidated

the TNT Crust business into

our Consolidated Balance

Sheets and recorded goodwill

of
$
154.3

million. The

goodwill is

included in

the North

America Foodservice

segment and

is not

deductible for

tax purposes.

The pro
forma

effects

of

this

acquisition

were

not

material.

We

have

conducted

a

preliminary

assessment

of

the

fair

value

of

the

acquired
assets

and

liabilities

of

the

TNT

Crust

business

and

will

continue

to

review

these

items

during

the

measurement

period.

If

new
information is obtained

about facts and circumstances

that existed at the

acquisition date, the

acquisition accounting will

be revised to
reflect the resulting adjustments to

current estimates of these items.

The consolidated results of the

TNT Crust business are reported

in
our North America Foodservice segment on a one-month lag.
During the

first quarter

of fiscal

2023,

we completed

the sale

of our

Helper main

meals and

Suddenly

Salad side

dishes business

to
Eagle Family Foods Group for $
606.8

million and recorded a pre-tax gain of $
442.2

million.
During

the

first

quarter

of

fiscal

2022,

we

acquired

Tyson

Foods’

pet

treats

business

for

$
1.2

billion

in

cash.

We

financed

the
transaction

with

a

combination

of

cash

on

hand

and

short-term

debt.

We

consolidated

Tyson

Foods’

pet

treats

business

into

our
Consolidated Balance

Sheets and

recorded goodwill

of $
762.3

million, indefinite-lived

intangible assets

for the
Nudges ,
Top

Chews
,
and
True

Chews

brands

totaling

$
330.0

million

in

aggregate,

and

a

finite-lived

customer

relationship

asset

of

$
40.0

million.

The
goodwill is included in the Pet segment and is deductible for tax purposes. The pro forma effects of this acquisition were not material.
(3) Restructuring, Impairment, and Other Exit Costs
During the

first quarter

of fiscal 2023,

we did not

undertake any

new restructuring

actions. We

recorded $
2.3

million of restructuring
charges in the

first quarter of fiscal

2023 and a

$
4.1

million net recovery

of restructuring charges

in the first quarter

of fiscal 2022 for
previously announced restructuring actions. We

expect these actions to be completed by the end of
fiscal 2024 .
We

paid net $
18.0

million of cash in

the first quarter of

fiscal 2023 related to

restructuring actions previously

announced. We

paid net
$
15.4

million of cash in the same period of fiscal 2022.
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:
In Millions Total
Reserve balance as of May 29, 2022 $
36.8
Fiscal 2023 charges, including foreign currency translation
(0.4)
Utilized in fiscal 2023
(17.1)
Reserve balance as of Aug. 28, 2022 $
19.3
The reserve balance primarily consists of expected severance payments associated with restructuring actions.

The charges

recognized in

the roll forward

of our reserves

for restructuring

and other

exit costs do

not include

items charged

directly
to expense

(e.g., asset

impairment charges,

accelerated depreciation,

the gain

or loss

on the

sale of

restructured assets,

and the

write-
off

of

spare parts)

and other

periodic

exit costs

are

recognized

as incurred,

as those

items are

not reflected

in our

restructuring

and
other exit cost reserves on our Consolidated Balance Sheets.
(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions Aug. 28, 2022 May 29, 2022
Goodwill $
14,454.6
$
14,378.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,706.4
6,725.8
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
402.1
400.3
Less accumulated amortization
(129.1)
(126.2)
Intangible assets subject to amortization, net
273.0
274.1
Other intangible assets
6,979.4
6,999.9
Total $
21,434.0
$
21,378.4
Based on

the carrying

value of

finite-lived intangible

assets as

of August

28, 2022,

annual amortization

expense for

each of

the next
five fiscal years is estimated to be approximately $
20

million.
The changes in the carrying amount of goodwill during the first quarter of fiscal 2023 were as follows:
In Millions
North
America
Retail Pet
North
America
Foodservice International
Joint
Ventures Total
Balance as of May 29, 2022 $
6,552.9
$
6,062.8
$
648.8
$
721.6
$
392.4
$
14,378.5
Acquisition
-
-
154.3
-
-
154.3
Divestiture
-
-
-
(0.4)
-
(0.4)
Other activity, primarily

foreign currency translation
(3.0)
-
-
(46.6)
(28.2)
(77.8)
Balance as of Aug. 28, 2022 $
6,549.9
$
6,062.8
$
803.1
$
674.6
$
364.2
$
14,454.6
The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2023 were as follows:
In Millions Total
Balance as of May 29, 2022 $
6,999.9
Acquisition
3.8
Other activity, primarily

foreign currency translation
(24.3)
Balance as of Aug. 28, 2022 $
6,979.4
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

(5) Inventories
The components of inventories were as follows:
In Millions Aug. 28, 2022 May 29, 2022
Raw materials and packaging $
579.6
$
532.0
Finished goods
1,887.0
1,634.7
Grain
122.5
164.0
Excess of FIFO over LIFO cost
(499.2)
(463.4)
Total $
2,089.9
$
1,867.3
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

Unallocated corporate items for the quarters ended August 28, 2022, and

August 29, 2021, included:
Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Net (loss) gain on mark-to-market valuation of certain

commodity positions
$
(72.3)
$
30.4
Net gain on commodity positions reclassified from

unallocated corporate items to segment operating profit
(43.0)
(34.7)
Net mark-to-market revaluation of certain grain inventories
(59.4)
28.4
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(174.7)
$
24.1
As of August 28, 2022,

the net notional value of commodity

derivatives was $
432.6

million, of which $
152.4

million related to energy
inputs and

$
280.2

million related

to agricultural

inputs. These

contracts relate

to inputs

that generally

will be

utilized within

the next
12

months.
The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as

of August

28, 2022

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

2022,

$
1,413.3

million

of

our

total

accounts

payable

were

payable

to

suppliers

who

utilize
these third-party services. As

of August 29, 2021, $
1,312.8

million of our total accounts

payable were payable to suppliers

who utilize
these third-party services.

(7) Debt
The components of notes payable were as follows:

In Millions Aug. 28, 2022 May 29, 2022
U.S. commercial paper $
839.8
$
694.8
Financial institutions
152.1
116.6
Total $
991.9
$
811.4
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe. We also

have committed and asset-backed credit lines that support our foreign operations.
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 28, 2022:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
0.2
Total committed

and uncommitted credit facilities
$
3.3
$
0.2
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of August 28, 2022.
Long-Term

Debt

The fair values

and carrying

amounts of long-term

debt, including

the current portion,

were $
10,129.1

million and $
10,570.0

million,
respectively,

as

of

August

28,

2022.

The

fair

value

of

long-term

debt

was

estimated

using

market

quotations

and

discounted

cash
flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In

the fourth

quarter

of fiscal

2022,

we repaid

$
850.0

million

of
3.7

percent

fixed

rate notes

due
October 17, 2023
, using

proceeds
from the issuance of commercial paper.
In the fourth quarter of fiscal 2022, we issued €
250.0

million of
0.0

percent fixed-rate notes due
November 11, 2022
. We used the net
proceeds for general corporate purposes.
In the second quarter of fiscal 2022, we issued €
500.0

million of
0.125

percent fixed-rate notes due
November 15, 2025
. We used the
net proceeds to repay a portion of our €
500.0

million of
0.0

percent fixed-rate notes due
November 16, 2021
, and for general corporate
purposes.
In the second quarter of fiscal 2022, we issued €
250.0

million of floating-rate notes due
May 16, 2023
. We used the net proceeds

to
repay a portion of our outstanding commercial paper and for general corporate purposes.
In the second quarter of fiscal 2022, we issued $
500.0

million of
2.25

percent notes due
October 14, 2031
. We used the net proceeds
together with proceeds from the issuance of commercial paper,

to repay $
1,000.0

million of
3.15

percent fixed-rate notes due
December 15, 2021
.
In the first quarter of fiscal 2022, we issued €
500.0

million of floating-rate notes due
July 27, 2023
. We used the net proceeds to

repay
€
500.0

million of
0.0

percent fixed-rate notes due
August 21, 2021
.
In the first quarter of fiscal 2022, we repaid €
200.0

million of
2.2

percent fixed-rate notes due
June 24, 2021
, using proceeds from the
issuance of €
50.0

million of
2.2

percent fixed-rate notes due
November 29, 2021
, and borrowings under a committed credit facility.
Certain

of

our

long-term

debt

agreements

contain

restrictive

covenants.
As of August 28, 2022, we were in compliance with all of
these covenants.

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
A subsidiary of

Yoplait

SAS had an exclusive

milk supply agreement

for its European operations

with Sodiaal through

November 28,
2021. Net purchases totaled $
50.1

million for the quarter ended August 29, 2021.
Our noncontrolling interests contain restrictive covenants. As of August 28, 2022, we were in compliance with all of these covenants.
(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:
Quarter Ended Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
Redeemable
Interest
In Millions Pretax Tax Net Net Pretax Tax Net Net Net
Net earnings, including earnings

attributable to redeemable and

noncontrolling interests

$
820.0
$
3.3
$
627.0
$
3.0
$
8.2
Other comprehensive (loss) income:
Foreign currency translation $
(48.0)
$
53.1
5.1
(1.3)
$
(11.9)
$
22.7
10.8
(11.2)
(23.5)
Other fair value changes:
Hedge derivatives
(49.8)
11.5
(38.3)
-
2.8
(1.0)
1.8
-
(0.1)
Reclassification to earnings:
Foreign currency translation (a)
(7.4)
-
(7.4)
-
-
-
-
-
-
Hedge derivatives (b)
(1.9)
0.5
(1.4)
-
12.0
(1.5)
10.5
-
0.1
Amortization of losses and

prior service costs (c)
18.2
(4.1)
14.1
-
10.8
(2.4)
8.4
-
-
Other comprehensive (loss) income $
(88.9)
$
61.0
(27.9)
(1.3)
$
13.7
$
17.8
31.5
(11.2)
(23.5)
Total comprehensive income (loss) $
792.1
$
2.0
$ $
658.5
$
(8.2)
$
(15.3)
(a)

Gain reclassified from AOCI into earnings is reported in the divestitures gain, net.
(b)

(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Aug. 28, 2022 May 29, 2022
Foreign currency translation adjustments $
(593.0)
$
(590.7)
Unrealized (loss) gain from hedge derivatives
(16.4)
23.3
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,495.2)
(1,513.4)
Prior service credits
106.2
110.3
Accumulated other comprehensive loss $
(1,998.4)
$
(1,970.5)
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
May 29, 2022.
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Compensation expense related to stock-based payments $
33.5
$
33.6
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:
Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Windfall tax benefits from stock-based payments $
12.8
$
4.7
As

of

August

28,

2022,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
166.8

million. This expense will be recognized over
26

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Net cash proceeds $
65.5
$
7.9
Intrinsic value of options exercised $
32.0
$
5.1
We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-
pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 12 to the Consolidated Financial Statements included in our Annual Report on
Form 10-K for the fiscal year ended May 29, 2022.
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:
Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
Estimated fair values of stock options granted

$
14.16
$
8.77
Assumptions:
Risk-free interest rate
3.3
%
1.5
%
Expected term
8.5
years
8.5
years
Expected volatility
20.9
%
20.2
%
Dividend yield
3.1
%
3.4
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:
Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Total grant date fair

value
$
82.0
$
69.5

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended
In Millions, Except per Share Data Aug. 28, 2022 Aug. 29, 2021
Net earnings attributable to General Mills $
820.0
$
627.0
Average number

of common shares - basic EPS
600.2
610.4
Incremental share effect from: (a)
Stock options
3.3
2.1
Restricted stock units and performance share units
2.5
2.3
Average number

of common shares - diluted EPS
606.0
614.8
Earnings per share – basic $
1.37
$
1.03
Earnings per share – diluted $
1.35
$
1.02
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method.

Stock

options,

restricted

stock

units,

and

performance

share units

excluded

from

our

computation

of

diluted

EPS

because

they
were not dilutive were as follows
:
Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Anti-dilutive stock options, restricted stock units, and

performance share units

0.8
4.6
(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Shares of common stock
6.9
2.5
Aggregate purchase price $
500.8
$
150.1
(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Net cash interest payments $
55.2
$
69.9
Net income tax payments $
9.0
$
33.1

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Aug. 28,
2022
Aug. 29,
2021
Aug. 28,
2022
Aug. 29,
2021
Aug. 28,
2022
Aug. 29,
2021
Service cost $
17.6
$
23.7
$
1.4
$
1.9
$
2.1
$
1.8
Interest cost
64.6
46.3
4.5
3.2
0.8
0.4
Expected return on plan assets
(105.0)
(102.8)
(7.8)
(6.7)
-
-
Amortization of losses (gains)
28.3
34.9
(4.9)
(2.7)
0.1
0.8
Amortization of prior service costs (credits)
0.4
0.2
(5.8)
(5.2)
0.1
0.1
Other adjustments
-
-
-
-
3.0
1.9
Curtailment gain
-
(14.8)
-
(5.5)
-
-
Net expense (income) $
5.9
$
(12.5)
$
(12.6)
$
(15.0)
$
6.1
$
5.0
(15) Income Taxes
During

the

first

quarter

of

fiscal

2023,

the

Inflation

Reduction

Act

(IRA)

was

signed

into

law.

The

IRA

introduces

a

Corporate
Alternative Minimum Tax

beginning in our fiscal 2024

and an excise tax on the

repurchase of corporate

stock starting after January

1,
2023. We

do not

currently expect the

IRA to have

a material impact

on our financial

results, including our

annual estimated effective
tax

rate,

or

on

our

liquidity.

We

will

continue

to

monitor

and

assess

the

impact

the

IRA

may

have

on

our

business

and

financial
results.
During fiscal

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
(16) Contingencies
During

fiscal

2020,

we

received

notice

from

the

tax

authorities of

the

State of

São

Paulo,

Brazil

regarding

our

compliance

with

its
state sales tax requirements.

As a result, we

have been assessed additional

state sales taxes, interest,

and penalties. We

believe that we
have meritorious defenses against this claim and will vigorously defend our position. As of August 28, 2022, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.
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

previously reported

operating segment

change.
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
Our operating segment results were as follows:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Net sales:
North America Retail $
2,988.8
$
2,710.6
International
652.5
930.6
Pet
579.9
488.0
North America Foodservice
496.4
410.7
Total $
4,717.6
$
4,539.9
Operating profit:
North America Retail $
777.8
$
648.6
International
34.8
60.6
Pet
123.1
115.2
North America Foodservice
53.6
71.8
Total segment operating

profit
$
989.3
$
896.2
Unallocated corporate items
333.0
56.2
Divestitures gain, net
(430.9)
-
Restructuring, impairment, and other exit costs (recoveries)
1.6
(4.3)
Operating profit $
1,085.6
$
844.3

Net sales for our North America Retail operating units were as follows:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
U.S. Meals & Baking Solutions $
949.2
$
861.5
U.S. Morning Foods
904.0
829.7
U.S. Snacks
887.2
780.1
Canada
248.4
239.3
Total $
2,988.8
$
2,710.6
Net sales by class of similar products were as follows:

Quarter Ended
In Millions Aug. 28, 2022 Aug. 29, 2021
Snacks $
1,068.4
$
954.5
Cereal
814.7
731.0
Convenient meals
679.2
695.5
Pet
580.8
488.0
Baking mixes and ingredients
473.5
396.3
Dough
464.8
405.2
Yogurt
346.0
505.9
Super-premium ice cream
183.5
244.8
Other
106.7
118.7
Total $
4,717.6
$
4,539.9

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

“Glossary” section below.
We expect

the largest factors impacting our

performance in fiscal 2023 will be

the economic health of consumers, the

inflationary cost
environment, and the frequency and

severity of disruptions in the supply

chain. We

anticipate double-digit input cost inflation

in fiscal
2023

and

are

addressing

inflation

headwinds

with

Holistic

Margin

Management

(HMM)

cost

savings

and

net

price

realization
generated

through

our

Strategic

Revenue

Management

(SRM)

capability.

We

are

planning

for

volume

elasticities

to

increase

but
remain below historical levels and supply chain disruptions to slowly moderate in fiscal 2023 compared to fiscal 2022 levels.
CONSOLIDATED

RESULTS

OF OPERATIONS
First Quarter Results
In the first quarter of fiscal

2023, net sales increased 4

percent and organic net sales

increased 10 percent compared

to the same period
last year.

Operating profit increased 29 percent to $1,086

million, primarily driven by favorable

net price realization and mix and

a net
gain

on

divestitures,

partially

offset

by

higher

input

costs,

an

unfavorable

change

to

the

mark-to-market

valuation

of

certain
commodity

positions

and

grain

inventories,

volume

declines,

an

increase

in

certain

selling,

general

and

administrative

(SG&A)
expenses,

and

lower

net

corporate

investment

activity.

Operating

profit

margin

of

23

percent

increased

440

basis

points.

Adjusted
operating profit

of $881

million increased

8 percent

on a

constant-currency basis,

primarily driven

by favorable

net price

realization
and mix,

partially offset

by higher

input costs, volume

declines and

an increase in

certain SG&A expenses.

Adjusted operating

profit
margin increased

70 basis points

to 18.7 percent.

Diluted earnings

per share of

$1.35 increased 32

percent in the

first quarter of

fiscal
2023.

Adjusted diluted

earnings per

share of

$1.11

increased 13 percent

on a

constant-currency basis

compared to

the first

quarter of
fiscal 2022. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the first quarter of fiscal 2023 follows:

Quarter Ended Aug. 28, 2022
In millions,
except per share
Quarter Ended
Aug. 28, 2022 vs.
Aug. 29, 2021
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 4,717.6 4%
Operating profit 1,085.6 29% 23.0%
Net earnings attributable to General Mills 820.0 31%
Diluted earnings per share $ 1.35 32%
Organic net sales growth rate (a) 10%
Adjusted operating profit (a) 881.2 8% 18.7% 8%
Adjusted diluted earnings per share (a) $ 1.11 12% 13%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Aug. 28, 2022
Aug. 28, 2022 vs.

Aug. 29, 2021 Aug. 29, 2021
Net sales (in millions) $ 4,717.6 4% $ 4,539.9
Contributions from volume growth (a) (12) pts
Net price realization and mix 17 pts
Foreign currency exchange (1) pt
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales

in the

first quarter

of fiscal

2023

increased 4

percent compared

to the

same period

in fiscal

2022,

driven by

favorable

net
price

realization

and

mix,

partially

offset

by

a

decrease

in

contributions

from

volume

growth

and

unfavorable

foreign

currency
exchange.

Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2022 vs.
Quarter Ended Aug. 29, 2021
Contributions from organic volume growth (a) (5) pts
Organic net price realization and mix 15 pts
Organic net sales growth 10 pts
Foreign currency exchange (1) pt
Acquisitions and divestitures (5) pts
Net sales growth 4 pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

increased

10

percent

in

the

first

quarter

of

fiscal

2023

compared

to

the

same

period

in

fiscal

2022,

as

favorable
organic net price realization and mix was partially offset

by a decrease in contributions from organic volume growth.
Cost of

sales
increased $328 million

to $3,270

million in

the first

quarter of

fiscal 2023

compared to

the same

period in

fiscal 2022.
The increase

was primarily

driven by

a $451 million

increase attributable

to product

rate and

mix partially

offset

by a

$343 million
decrease attributable to lower volume. We

recorded a $175 million net increase in cost of

sales related to the mark-to-market valuation
of certain

commodity positions

and grain

inventories in

the first

quarter of

fiscal 2023

compared to

a $24

million net

decrease in

the
first quarter of

fiscal 2022. In the

first quarter of

fiscal 2023, we recorded

a $21 million

charge related

to a voluntary

recall on certain
international Häagen-Dazs

ice cream products.
SG&A expenses
increased $34 million

to $791 million in

the first quarter

of fiscal 2023,

compared to the

same period in

fiscal 2022,
primarily driven by valuation adjustments

and the loss on sale of

certain corporate investments in fiscal

2023 and a recovery related

to
a Brazil indirect

tax item in

fiscal 2022. SG&A

expenses as a

percent of net

sales in the

first quarter of

fiscal 2023 increased

10 basis
points compared to the first quarter of fiscal 2022.
Divestitures

gain, net

totaled $431

million in

the first

quarter of

fiscal 2023,

primarily related

to the

sale of

our Helper

main meals
and

Suddenly

Salad

side

dishes

business

(please

refer

to

Note

2

to

the

Consolidated

Financial

Statements

in

Part

I,

Item

1

of

this
report).

Restructuring,

impairment,

and

other

exit

costs

(recoveries)
totaled

$2

million

of

expenses

in

the

first

quarter

of

fiscal

2023,
compared to a

net recovery of $4

million in the

same period last year

(please refer to

Note 3 to the

Consolidated Financial Statements
in Part I, Item 1 of this report).
Benefit plan

non-service income
totaled $22 million

in the

first quarter

of fiscal

2023, compare

d

to $30 million

in the

same period
last year, primarily reflecting an increase

in interest costs, partially offset by lower amortization of losses.

Interest,

net
for

the first

quarter of

fiscal 2023

totaled $88 million,

down $8 million

from the

first quarter

of fiscal

2022,

primarily
driven by lower average long-term debt levels.
The effective tax rate

for the first quarter of fiscal

2023 was 21.2 percent compared

to 21.7 percent for the first

quarter of fiscal 2022.
The

0.5

percentage

point

decrease

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits,

partially

offset

by

certain
unfavorable tax components

related to the

divestitures

in the first quarter

of fiscal 2023. Our

effective tax

rate excluding certain

items
affecting comparability

was 19.7 percent

in the first

quarter of fiscal

2023, compared

to 21.7 percent

in the same

period last year

(see
the “Non-GAAP

Measures” section

below for

a description

of our

use of

measures not

defined by

GAAP). The

2.0 percentage

point
decrease was primarily due to certain nonrecurring discrete tax benefits in the first quarter of fiscal 2023.

After-tax earnings

from

joint ventures

for the

first quarter

of fiscal

2023
decreased to

$20 million compared

to $29 million

in the
same period

in fiscal 2022,

primarily driven

by higher

input costs at

Cereal Partners Worldwide

(CPW) and Häagen

-Dazs Japan, Inc.
(HDJ), partially

offset

by positive

net price

realization and

mix at

CPW.

On a

constant-currency

basis, after-tax

earnings from

joint
ventures decreased

27 percent (see

the “Non-GAAP

Measures” section

below for

a description of

our use of

measures not defined

by
GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 28, 2022 vs.
Quarter Ended Aug. 29, 2021 CPW HDJ Total
Contributions from volume growth (a) (5) pts (8) pts
Net price realization and mix 8 pts Flat
Net sales growth in constant currency 3 pts (8) pts 1 pt
Foreign currency exchange (11) pts (17) pts (12) pts
Net sales growth (7) pts (25) pts (11) pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding
decreased

by

9

million

in

the

first

quarter

of

fiscal

2023

from

the

same

period

a

year

ago
primarily due to share repurchases.

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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended
Aug. 28,
2022
Aug. 28, 2022 vs
Aug. 29, 2021
Aug. 29,
2021
Net sales (in millions) $ 2,988.8 10% $ 2,710.6
Contributions from volume growth (a) (6) pts
Net price realization and mix 16 pts
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Retail

net

sales increased

10

percent

in

the first

quarter

of

fiscal

2023 compared

to

the

same

period

in

fiscal

2022,
driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended
Aug. 28, 2022
Contributions from organic volume growth (a) (5) pts
Organic net price realization and mix 17 pts
Organic net sales growth 12 pts
Foreign currency exchange Flat
Divestiture (b) (1) pt
Net sales growth 10 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of Helper main meals and Suddenly Salad side dishes businesses in fiscal 2023. Please see Note 2 to the Consolidated Financial

Statements in Part I, Item 1 of this report.
North America

Retail organic

net sales

increased 12

percent in

the first

quarter of

fiscal 2023

compared to

the same

period in

fiscal
2022,

driven by

favorable organic

net price

realization and

mix,

partially offset

by a

decrease in

contributions from

organic

volume
growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 28, 2022
U.S. Snacks 14%
U.S. Meals & Baking Solutions 10%
U.S. Morning Foods 9%
Canada (a) 4%
Total 10%
(a)

On a constant-currency basis, Canada net sales increased 7 percent in the first quarter of fiscal 2023, compared to the same period in fiscal 2022.
See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.
Segment operating profit

increased 20 percent

to $778 million in

the first quarter

of fiscal 2023

compared to $649 million

in the same
period in fiscal

2022, primarily driven

by favorable net

price realization

and mix, partially

offset by higher

input costs and

a decrease
in contributions from volume growth. Segment

operating profit increased 20 percent on a constant-currency basis in the first quarter of
fiscal 2023 compared

to the same period

in fiscal 2022 (see

the “Non-GAAP Measures”

section below for

our use of this

measure not
defined by GAAP).
International Segment Results
International net sales were as follows:

Quarter Ended
Aug. 28,
2022
Aug. 28, 2022 vs
Aug. 29, 2021
Aug. 29,
2021
Net sales (in millions) $ 652.5 (30) % $ 930.6
Contributions from volume growth (a) (39) pts
Net price realization and mix 14 pts
Foreign currency exchange (5) pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net

sales decreased 30

percent in the

first quarter of

fiscal 2023

compared to the

same period

in fiscal 2022,

driven by

a
decrease in

contributions from

volume growth,

including the

impact of

volume declines

from divestitures

and the

voluntary recall

on
certain

international
Häagen-Dazs

ice

cream

products,

and

unfavorable

foreign

currency

exchange,

partially

offset

by favorable

net
price realization and mix.

The components of International organic net sales growth

are shown in the following table:

Quarter Ended
Aug. 28, 2022
Contributions from organic volume growth (a) (7) pts
Organic net price realization and mix 5 pts
Organic net sales growth (2) pts
Foreign currency exchange (5) pts
Divestitures (b) (23) pts
Net sales growth (30) pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestitures primarily include the impact of the sale of our interests in Yoplait SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl and our

European dough businesses in fiscal 2022.
International organic net sales decreased

2 percent in the first quarter of fiscal 2023

compared to the same period in fiscal 2022, driven
by a decrease

in contributions from

organic volume

growth, including

the impact of

the ice cream

recall, partially

offset by

favorable
organic net price realization and mix.
Segment operating profit

decreased 43 percent

to $35 million in the

first quarter of

fiscal 2023 from $61

million in the same

period in
fiscal

2022,

primarily

driven

by

a

decrease

in

contributions

from

volume

growth,

including

the

impact

of

volume

declines

from
divestitures and

the ice

cream recall,

and higher

input costs,

partially offset

by favorable net

price realization

and mix and

a decrease
in

SG&A

expenses.

Segment

operating

profit

decreased

34

percent

on

a

constant-currency

basis

in

the

first

quarter

of

fiscal

2023
compared to the

same period in

fiscal 2022 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
Pet Segment Results
Pet net sales were as follows:

Quarter Ended
Aug. 28,
2022
Aug. 28, 2022 vs
Aug. 29, 2021
Aug. 29,
2021
Net sales (in millions) $ 579.9 19% $ 488.0
Contributions from volume growth (a) (1) pt
Net price realization and mix 20 pts
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Pet

net

sales

increased

19

percent

during

the

first

quarter

of

fiscal

2023

compared

to

the

same

period

in

fiscal

2022,

driven

by
favorable net price realization and mix, partially offset

by a decrease in contributions from volume growth.

The components of Pet organic net sales growth are shown in the following table:

Quarter Ended
Aug. 28, 2022
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 17 pts
Organic net sales growth 14 pts
Foreign currency exchange Flat
Acquisition (b) 5 pts
Net sales growth 19 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of Tyson Foods’ pet treats business in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of

this report.
Pet

organic

net

sales

increased

14 percent

in

the

first

quarter

of

fiscal

2023

compared

to the

same

period

in

fiscal

2022,

driven

by
favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Segment operating

profit increased

7 percent

to $123 million

in the

first quarter

of fiscal

2023 compared

to $115

million in

the same
period in fiscal 2022,

primarily driven by favorable

net price realization and

mix, partially offset

by higher input costs

and an increase
in

SG&A

expenses.

Segment

operating

profit

increased

7

percent

on

a

constant-currency

basis

in

the

first

quarter

of

fiscal

2023
compared to the

same period in

fiscal 2022 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended
Aug. 28,
2022
Aug. 28, 2022 vs
Aug. 29, 2021
Aug. 29,
2021
Net sales (in millions) $ 496.4 21% $ 410.7
Contributions from volume growth (a) (1) pt
Net price realization and mix 22 pts
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Foodservice

net

sales

increased

21

percent

in

the

first

quarter

of

fiscal

2023

compared

to

the

same

period

in

fiscal
2022, driven

by favorable net

price realization

and mix, including

market index pricing

on bakery flour,

partially offset

by a decrease
in contributions from volume growth.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended
Aug. 28, 2022
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 21 pts
Organic net sales growth 18 pts
Foreign currency exchange Flat
Acquisition (b) 3 pts
Net sales growth 21 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of TNT Crust in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

North America

Foodservice organic

net sales

increased 18

percent in

the first

quarter of

fiscal 2023

compared to

the same

period in
fiscal 2022, driven

by favorable organic

net price realization

and mix,

including market

index pricing on

bakery flour,

partially offset
by a decrease in contributions from organic volume growth.
Segment operating

profit decreased

25 percent

to $54

million in

the first

quarter of

fiscal 2023

compared to

$72 million in

the same
period in fiscal

2022, primarily driven by

higher input costs and

an increase in SG&A

expenses, partially offset

by favorable net price
realization

and

mix.

Segment

operating

profit

decreased

25

percent

on

a

constant-currency

basis

in

the

first

quarter

of

fiscal

2023
compared to the

same period in

fiscal 2022 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate

expense totaled

$333 million in

the first

quarter of

fiscal 2023,

compared to

$56 million in

the same

period in
fiscal

2022.

In

the

first

quarter

of

fiscal

2023,

we

recorded

a

$175 million

net

increase

in

expense

related

to

the

mark-to-market
valuation of

certain commodity

positions and

grain inventories

compared to

a $24 million

net decrease

in expense

in the same

period
last year.

We

recorded $26 million

of net losses

related to valuation

adjustments and

the loss on

sale of certain

corporate investments
in

the

first quarter

of fiscal

2023,

compared

to

$1 million

of

net

losses related

to

valuation

adjustments

in

the

first

quarter

of

fiscal
2022. In the first quarter of fiscal 2023,

we recorded a $22 million charge related to a

voluntary recall on certain international
Häagen-
Dazs

ice cream products.

In addition, we

recorded $2 million

of integration costs

primarily related

to our acquisition

of TNT Crust

in
the

first

quarter

of

fiscal

2023

compared

to

$12 million

of

integration

costs

related

to

our

acquisition

of

Tyson

Foods’

pet

treats
business

in

the

first

quarter of

fiscal

2022.

Also,

in the

first quarte

r

of fiscal

2022,

we recorded

a $21

million

recovery

related

to

a
Brazil

indirect

tax

item,

a

$13 million

insurance

recovery and

$11 million

of

transaction

costs related

to

the

sale of

our

interests

in
Yoplait

SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl.
LIQUIDITY

AND CAPITAL

RESOURCES
During the first quarter of

fiscal 2023,

cash provided by operations was $389

million compared to $370 million in

the same period last
year.

The $19 million

increase was

mainly driven

by a

$185 million

increase in

net earnings,

a $180

million change

in current

assets
and

liabilities,

and

a

$94

million

change

in

other

non-cash

items

in

net

earnings,

including

changes

in

the

valuation

of

certain
corporate investments.

These were

partially offset

by a

$431 million

net divestitures

gain. The

$180 million

change in

current assets
and liabilities is primarily driven by an $85

million change in the timing of accounts payable and

a $54 million change in the timing of
accounts receivable.

Cash provided by

investing activities during the

first quarter of fiscal

2023 was $266 million

compared to cash used

of $1,298 million
for the same

period in fiscal

2022. During the

first quarter of the

2023, we completed

the sale of the

Helper main meals and Suddenly
Salad side dishes

business for $607

million cash. In

the first quarter

of fiscal 2023,

we acquired TNT

Crust for $252

million cash, net
of cash

acquired. In

the first

quarter of

fiscal 2022,

we acquired

the Tyson

Foods’ pet

treats business for

an aggregate

purchase price
of

$1.2 billion.

In

addition,

we

spent

$91

million

on

purchases

of

land,

buildings,

and

equipment

in

the

first

quarter

of

fiscal

2023
compared to $104 million in the same period last year.
Cash used

by financing

activities during

the first

quarter of

fiscal 2023

was $609 million

compared to

$195 million of

cash provided
by

financing

activities

in

the

same

period

in

fiscal

2022.

We

paid

$325 million

of

dividends

in

the

first

quarter

of

fiscal

2023,
compared to

$312 million in

the same

period last

year.

We

paid $501

million for

purchases of

common stock

for treasury

in the

first
quarter

of

fiscal

2023,

compared

to

$150

million

in

the

same

period

in

fiscal

2022.

In

addition,

we

had

$188

million

of

net

debt
issuances in the first quarter of fiscal 2023, compared to $669 million in the first quarter of fiscal 2022.

As of August

28, 2022, we had

$533 million of cash

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
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 28, 2022:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $ 2.7 $ -
Uncommitted credit facilities 0.6 0.2
Total committed

and uncommitted credit facilities
$ 3.3 $ 0.2

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
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
August 28, 2022, we were in compliance with all of these covenants.

We

have $2,095 million

of long-term debt

maturing in the

next 12 months

that is classified

as current, including

$500 million of

2.60
percent fixed

-rate notes

due October

12, 2022,

$100 million

of 6.41

percent fixed-rate

notes due

October 15,

2022, €250

million of
0.00 percent

fixed-rate notes due

November 11,

2022, €500 million

of 1.00

percent fixed-rate

notes due

April 27, 2023,

€250 million
of 0.00

percent fixed-rate

notes due

May 16,

2023

and €500

million of

0.00 percent

fixed-rate notes

due July

27, 2023.

We

believe
that cash flows from operations, together with available short-

and long-term debt financing, will be adequate to meet

our liquidity and
capital needs for at least the next 12 months.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2

to the Consolidated Financial Statements included

in our Annual Report on
Form

10-K for

the fiscal

year ended

May 29,

2022. The

accounting policies

used in

preparing our

interim fiscal

2023
Consolidated
Financial Statements are the same as those described in our Form 10-K.
Our

critical

accounting

estimates

are

those

that

have

meaningful

impact

on

the

reporting

of

our

financial

condition

and

results

of
operations.

These

estimates

include

our

accounting

for

revenue

recognition,

valuation

of

long-lived

assets,

intangible

assets,

stock-
based compensation,

income taxes,

and defined

benefit pension,

other postretirement

benefit, and

postemployment benefit

plans. The
assumptions and methodologies used

in the determination of

those estimates as of August

28, 2022, are the

same as those described in
our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.
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
Uncle Toby's $ 55.0 7%
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
Divestitures

gain, net
Net divestitures

gain primarily

related to

the sale

of our

Helper main

meals and

Suddenly Salad

side dishes

business in

fiscal 2023.
Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report

.
Transaction costs
Transaction

costs

primarily

related

to

the

sale

of

our

Helper

main

meals

and

Suddenly

Salad

side

dishes

business

in

fiscal

2023.
Transaction

costs related

to the

sale of

our interests

in Yoplait

SAS, Yoplait

Marques SNC,

and Liberté

Marques Sàrl

in fiscal

2022.
Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report

.
Non-income tax recovery
Recovery related to a Brazil indirect tax item recorded in fiscal 2022.
Acquisition integration costs
Integration costs

primarily resulting

from the acquisition

of TNT Crust

in fiscal 2023.

Integration costs

resulting from

the acquisition
of Tyson

Foods’ pet treats business

in fiscal 2022.

Please see Note

2 to the Consolidated

Financial Statements in

Part I, Item

1 of this
report.
Investment activity,

net
Valuation

adjustments and

the loss on

sale of certain

corporate investments in

fiscal 2023. Valuation

adjustments of certain

corporate
investments in fiscal 2022.
Mark-to-market effects
Net

mark-to-market

valuation

of

certain

commodity

positions

recognized

in

unallocated

corporate

items.

Please

see

Note

6

to

the
Consolidated Financial Statements in Part I, Item 1 of this report.
Restructuring charges (recoveries)
Restructuring charges

for previously announced

restructuring actions recorded

in fiscal 2023

and fiscal 2022.

Please see Note 3

to the
Consolidated Financial Statements in Part I, Item 1 of this report.
Product recall
Voluntary

recall costs recorded in fiscal 2023 related to certain international
Häagen-Dazs

ice cream products.
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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Aug. 28, 2022 Aug. 29, 2021
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 1,085.6 23.0% $ 844.3 18.6%
Divestitures gain, net (430.9) (9.1) % - - %
Mark-to-market effects 174.7 3.7% (24.1) (0.5) %
Investment activity, net 26.3 0.6% 0.7 - %
Product recall 21.5 0.5% - - %
Restructuring charges (recoveries) 2.3 - % (4.1) (0.1) %
Acquisition integration costs 1.5 - % 12.4 0.3%
Transaction costs 0.2 - % 10.6 0.2%
Non-income tax recovery - - % (20.6) (0.5) %
Adjusted operating profit $ 881.2 18.7% $ 819.2 18.0%
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

Quarter Ended
Aug. 28, 2022 Aug. 29, 2021 Change
Operating profit as reported $ 1,085.6 $ 844.3 29%
Divestitures gain, net (430.9) -
Mark-to-market effects 174.7 (24.1)
Investment activity, net 26.3 0.7
Product recall 21.5 -
Restructuring charges (recoveries) 2.3 (4.1)
Acquisition integration costs 1.5 12.4
Transaction costs 0.2 10.6
Non-income tax recovery - (20.6)
Adjusted operating profit $ 881.2 $ 819.2 8%
Foreign currency exchange impact Flat
Adjusted operating profit growth, on a constant-currency basis 8%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended
Per Share Data Aug. 28, 2022 Aug. 29, 2021 Change
Diluted earnings per share, as reported $ 1.35 $ 1.02 32%
Divestitures gain, net (0.54) -
Mark-to-market effects 0.22 (0.03)
Investment activity, net 0.04 -
Product recall

0.03 -
Restructuring charges (recoveries) - (0.01)
Acquisition integration costs - 0.02
Transaction costs - 0.01
Non-income tax recovery - (0.02)
Adjusted diluted earnings per share $ 1.11 $ 0.99 12%
Foreign currency exchange impact (1) pt
Adjusted diluted earnings per share growth, on a constant-currency basis 13%
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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Aug. 28, 2022 (32) % (5) pts (27) %
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
Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Percentage Change in
Net Sales
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Aug. 28, 2022 4% (4) pts 7%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

Quarter Ended Aug. 28, 2022
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail 20 % Flat 20%
International (43) % (9) pts (34) %
Pet 7 % Flat 7%
North America Foodservice (25) % Flat (25) %
Note: Table may

not foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Aug. 28, 2022 Aug. 29, 2021
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 1,019.6 $ 216.1 $ 778.0 $ 168.9
Divestitures gain, net (430.9) (101.9) - -
Mark-to-market effects 174.7 40.2 (24.1) (5.5)
Investment activity, net 26.3 0.5 0.7 0.2
Product recall

21.5 4.9 - -
Restructuring charges (recoveries) 2.3 0.6 (4.1) (0.9)
Acquisition integration costs 1.5 0.3 12.4 2.8
Transaction costs 0.2 - 10.6 4.6
Non-income tax recovery - - (20.6) (7.0)
As adjusted $ 815.2 $ 160.8 $ 752.8 $ 163.0
Effective tax rate:
As reported 21.2% 21.7%
As adjusted 19.7% 21.7%
Sum of adjustment to income taxes $ (55.3) $ (5.9)
Average number

of common shares - diluted EPS
606.0 614.8
Impact of income tax adjustments on adjusted diluted EPS $ 0.09 $ 0.01
Note: Table may not foot due to rounding.
(a)
Earnings before income taxes and after-tax earnings from joint ventures.

For more information on the reconciling items, please refer to the Significant Items Impacting Comparability section above.

Glossary
AOCI . Accumulated other comprehensive income (loss).
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
OCI.
Other Comprehensive Income.

Organic net sales growth
. Net sales growth adjusted

for foreign currency translation,

acquisitions, divestitures and a

53
rd

fiscal week,
when applicable.
Project-related costs.
Costs incurred related to our restructuring initiatives not included in restructuring charges.
Redeemable interest.
Interest of subsidiaries held by a third party

that can be redeemed outside of our

control and therefore cannot be
classified as a noncontrolling interest in equity.
Reporting unit
. An operating segment or a business one level below an operating segment.
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
Working capital . Current assets and current liabilities, all as of the last day of our fiscal year.

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

of critical

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
You

should also

consider the risk

factors that we

identify in Item

1A of Part

I of our

Annual Report on

Form 10-K for

the fiscal year
ended May 29, 2022 which could also affect our future results.
We undertake

no obligation to publicly revise any forward-looking

statements to reflect events or circumstances

after the date of those
statements or to reflect the occurrence of anticipated or unanticipated events.
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of August 28, 2022,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Quarter Ended
Aug. 28, 2022 Analysis of Change
Interest rate instruments $ 45 $ 4 Rising interest rates
Foreign currency instruments 24 3 Larger portfolio
Commodity instruments 10 (3) Decrease in commodity prices
Equity instruments 3 - Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K

for the fiscal year ended May 29, 2022.

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

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
August 28, 2022:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
May 30, 2022 -
July 3, 2022
2,876,550 $ 68.59 2,876,550 18,061,626
July 4, 2022 -
July 31, 2022
2,262,422 74.58 2,262,422 97,737,578
August 1, 2022 -

August 28, 2022
1,744,640 77.22 1,744,640 95,992,938
Total 6,883,612 $ 72.75 6,883,612 95,992,938
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

10.1+
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
+

Portions of this exhibit have been excluded in accordance with SEC regulations

.

SIGNATURES

Pursuant

to

the

requirements

of

the

Securities

Exchange

Act

of

1934,

the

registrant

has

duly

caused

this

report

to

be

signed

on

its
behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)
Date: September 21, 2022 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)