Form 10-Q
period 2022-11-27
GENERAL MILLS INC
filed 2022-12-20
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
NOVEMBER 27, 2022
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
Yes
☐

No
☑
Number

of shares

of Common

Stock outstanding

as of

December 13,

2022:
589,610,717

(excluding
165,002,611

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters and six-month periods ended November 27, 2022 and
November 28, 2021
4
Consolidated Statements of Comprehensive Income for the quarters and six-month periods ended November
27, 2022 and November 28, 2021
5
Consolidated Balance Sheets as of November 27, 2022 and May 29, 2022
6
Consolidated Statements of Total Equity and Redeemable Interest for the quarters and six-month periods ended November 27, 2022 and November 28, 2021
7
Consolidated Statements of Cash Flows for the six-month periods ended November 27, 2022 and November
28, 2021
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
40
Item 4. Controls and Procedures
41
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
41
Item 6. Exhibits
42
Signatures
43

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Net sales $
5,220.7
$
5,024.0
$
9,938.3
$
9,563.9
Cost of sales
3,515.6
3,392.8
6,785.5
6,335.3
Selling, general, and administrative expenses
894.2
828.8
1,685.6
1,586.2
Divestitures gain, net
-
-
(430.9)
-
Restructuring, impairment, and other exit

costs (recoveries)
11.1
2.3
12.7
(2.0)
Operating profit
799.8
800.1
1,885.4
1,644.4
Benefit plan non-service income
(21.7)
(27.7)
(43.4)
(57.3)
Interest, net
91.5
92.7
179.2
188.6
Earnings before income taxes and after-tax earnings

from

joint ventures
730.0
735.1
1,749.6
1,513.1
Income taxes
147.1
159.7
363.2
328.6
After-tax earnings from joint ventures
25.4
33.0
45.2
62.1
Net earnings, including earnings attributable to redeemable

and noncontrolling interests
608.3
608.4
1,431.6
1,246.6
Net earnings attributable to redeemable and

noncontrolling interests
2.4
11.2
5.7
22.4
Net earnings attributable to General Mills $
605.9
$
597.2
$
1,425.9
$
1,224.2
Earnings per share – basic $
1.01
$
0.98
$
2.38
$
2.01
Earnings per share – diluted $
1.01
$
0.97
$
2.36
$
1.99
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Net earnings, including earnings attributable to

redeemable and noncontrolling interests
$
608.3
$
608.4
$
1,431.6
$
1,246.6
Other comprehensive loss, net of tax:
Foreign currency translation
(115.0)
(38.5)
(111.2)
(62.4)
Other fair value changes:
Hedge derivatives
20.8
18.7
(17.5)
20.4
Reclassification to earnings:
Foreign currency translation
-
-
(7.4)
-
Hedge derivatives
1.0
(6.4)
(0.4)
4.2
Amortization of losses and prior service costs
14.2
22.8
28.3
31.2
Other comprehensive loss, net of tax
(79.0)
(3.4)
(108.2)
(6.6)
Total comprehensive

income

529.3
605.0
1,323.4
1,240.0
Comprehensive income (loss) attributable to

redeemable and noncontrolling interests
3.0
(25.8)
5.0
(49.3)
Comprehensive income attributable to General Mills $
526.3
$
630.8
$
1,318.4
$
1,289.3
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Nov. 27, 2022 May 29, 2022
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
644.1
$
569.4
Receivables
1,834.0
1,692.1
Inventories
2,121.3
1,867.3
Prepaid expenses and other current assets
731.2
802.1
Assets held for sale
-
158.9
Total current

assets
5,330.6
5,089.8
Land, buildings, and equipment
3,358.0
3,393.8
Goodwill
14,476.0
14,378.5
Other intangible assets
6,974.8
6,999.9
Other assets
1,180.4
1,228.1
Total assets $
31,319.8
$
31,090.1
LIABILITIES

AND EQUITY
Current liabilities:
Accounts payable $
4,022.6
$
3,982.3
Current portion of long-term debt
1,964.3
1,674.2
Notes payable
1,153.4
811.4
Other current liabilities
2,067.9
1,552.0
Total current

liabilities
9,208.2
8,019.9
Long-term debt
8,622.5
9,134.8
Deferred income taxes
2,186.9
2,218.3
Other liabilities
930.1
929.1
Total liabilities
20,947.7
20,302.1
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,155.3
1,182.9
Retained earnings
18,991.9
18,532.6
Common stock in treasury,

at cost, shares of
164.4

and
155.7
(8,023.5)
(7,278.1)
Accumulated other comprehensive loss
(2,078.0)
(1,970.5)
Total stockholders' equity
10,121.2
10,542.4
Noncontrolling interests
250.9
245.6
Total equity
10,372.1
10,788.0
Total liabilities and equity $
31,319.8
$
31,090.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Nov. 27, 2022 Nov. 28, 2021
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,825.6
$
9,985.9
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,146.1
1,345.0
Stock compensation plans
(7.4)
(5.1)
Unearned compensation related to stock unit awards
(6.8)
(3.9)
Earned compensation
23.4
20.6
Decrease in redemption value of

redeemable interest
-
8.5
Ending balance
1,155.3
1,365.1
Retained earnings:
Beginning balance
19,027.6
17,384.5
Net earnings attributable to General Mills
605.9
597.2
Cash dividends declared ($
1.08

and $
1.02

per share)
(641.6)
(618.5)
Ending balance
18,991.9
17,363.2
Common stock in treasury:
Beginning balance
(160.3)
(7,676.0)
(148.3)
(6,715.0)
Shares purchased
(5.2)
(400.5)
(3.7)
(224.9)
Stock compensation plans
1.1
53.0
0.6
24.7
Ending balance
(164.4)
(8,023.5)
(151.4)
(6,915.2)
Accumulated other comprehensive loss:
Beginning balance
(1,998.4)
(2,397.7)
Comprehensive (loss) income
(79.6)
33.6
Ending balance
(2,078.0)
(2,364.1)
Noncontrolling interests:
Beginning balance
250.8
293.5
Comprehensive income (loss)
3.0
(11.9)
Distributions to noncontrolling interest holders
(2.9)
(1.4)
Ending balance
250.9
280.2
Total equity,

ending balance
$
10,372.1
$
9,804.7
Redeemable interest:
Beginning balance $
-
$
584.0
Comprehensive loss
-
(13.9)
Decrease in redemption value of

redeemable interest
-
(8.5)
Ending balance $
-
$
561.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,788.0
$
9,773.2
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,182.9
1,365.5
Stock compensation plans
1.9
4.0
Unearned compensation related to stock unit awards
(85.8)
(72.2)
Earned compensation
56.3
53.7
Decrease in redemption value of

redeemable interest
-
14.1
Ending balance
1,155.3
1,365.1
Retained earnings:
Beginning balance
18,532.6
17,069.8
Net earnings attributable to General Mills
1,425.9
1,224.2
Cash dividends declared ($
1.62

and $
1.53

per share)
(966.6)
(930.8)
Ending balance
18,991.9
17,363.2
Common stock in treasury:
Beginning balance
(155.7)
(7,278.1)
(146.9)
(6,611.2)
Shares purchased
(12.1)
(901.3)
(6.2)
(375.0)
Stock compensation plans
3.4
155.9
1.7
71.0
Ending balance
(164.4)
(8,023.5)
(151.4)
(6,915.2)
Accumulated other comprehensive loss:
Beginning balance
(1,970.5)
(2,429.2)
Other comprehensive (loss) income
(107.5)
65.1
Ending balance
(2,078.0)
(2,364.1)
Noncontrolling interests:
Beginning balance
245.6
302.8
Comprehensive income (loss)
5.0
(20.1)
Distributions to noncontrolling interest holders
(4.8)
(2.5)
Divestiture
5.1
-
Ending balance
250.9
280.2
Total equity,

ending balance
$
10,372.1
$
9,804.7
Redeemable interest:
Beginning balance $
-
$
604.9
Comprehensive loss
-
(29.2)
Decrease in redemption value of

redeemable interest
-
(14.1)
Ending balance $
-
$
561.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$
1,431.6
$
1,246.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
273.9
286.9
After-tax earnings from joint ventures
(45.2)
(62.1)
Distributions of earnings from joint ventures
26.5
35.8
Stock-based compensation
57.6
47.9
Deferred income taxes
(48.1)
56.4
Pension and other postretirement benefit plan contributions
(12.7)
(12.5)
Pension and other postretirement benefit plan costs
(13.5)
(14.4)
Divestitures gain, net
(430.9)
-
Restructuring, impairment, and other exit costs
(13.7)
(44.2)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(64.4)
(88.7)
Other, net
39.6
46.1
Net cash provided by operating activities
1,200.7
1,497.8
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(226.7)
(224.3)
Acquisition, net of cash acquired
(251.5)
(1,198.6)
Proceeds from divestitures, net of cash divested
610.7
-
Investments in affiliates, net
(1.4)
4.8
Proceeds from disposal of land, buildings, and equipment
0.5
1.5
Other, net
(6.5)
20.6
Net cash provided (used) by investing activities
125.1
(1,396.0)
Cash Flows - Financing Activities
Change in notes payable
353.4
854.2
Issuance of long-term debt
500.0
1,935.0
Payment of long-term debt
(600.0)
(2,221.7)
Proceeds from common stock issued on exercised options
118.5
26.1
Purchases of common stock for treasury
(901.3)
(375.0)
Dividends paid
(647.9)
(623.2)
Distributions to noncontrolling and redeemable interest holders
(4.8)
(2.5)
Other, net
(48.4)
(20.1)
Net cash used by financing activities
(1,230.5)
(427.2)
Effect of exchange rate changes on cash and cash equivalents
(20.6)
(35.1)
Increase (decrease) in cash and cash equivalents
74.7
(360.5)
Cash and cash equivalents - beginning of year
569.4
1,505.2
Cash and cash equivalents - end of period (includes $
123.7

million of cash classified as
held for sale as of November 28, 2021) $
644.1
$
1,144.7
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(200.8)
$
(237.3)
Inventories
(278.5)
9.2
Prepaid expenses and other current assets
62.9
(1.2)
Accounts payable
112.5
(28.4)
Other current liabilities
239.5
169.0
Changes in current assets and liabilities $
(64.4)
$
(88.7)
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

November 27,
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
(2) Acquisitions and Divestiture
During

the first

quarter

of fiscal

2023,

we

acquired

TNT Crust,

a

manufacturer

of high-quality

frozen pizza

crusts

for

regional

and
national pizza

chains, foodservice

distributors, and

retail outlets,

for a

purchase price

of $
253.0

million. We

financed the

transaction
with U.S. commercial paper.

We consoli

dated the TNT Crust business

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

the pet

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
(3) Restructuring, Impairment, and Other Exit Costs
In the six-month period

ended November 27, 2022,

we did not undertake

any new restructuring

actions. We

recorded $
11.6

million of
restructuring

charges

in

the

second

quarter

of

fiscal

2023

and

$
13.9

million

of

restructuring

charges

in

the

six-month

period

ended
November 27,

2022, related

to restructuring

actions previously

announced.

We

recorded $
2.7

million of

restructuring charges

in the
second

quarter of

fiscal 2022

and

a $
1.4

million net

recovery of

restructuring

charges

in the

six-month

period

ended November

28,
2021, related to restructuring actions previously announced. We expect these actions to be completed by the end of
fiscal 2024 .
In

the

second

quarter

of

fiscal

2023,

we

increased

the

estimate

of

restructuring

charges

that

we

expect

to

incur

related

to

our
previously announced

actions in the

International segment

to drive efficiencies

in manufacturing

and logistics operations.

As a result,
we recorded

a $
4.5

million increase

to our

restructuring reserve

primarily related

to estimated

severance charges.

We

expect to

incur
approximately

$
25

million

of

restructuring

charges

and

project-related

costs

related

to

these

actions,

of

which

approximately

$
16
million will be

cash. These charges

are expected

to consist of

approximately $
12

million of severance

and $
10

million of other

costs,
primarily

asset write-offs.

We

also

expect

to

incur

approximately

$
3

million

of project-related

costs.

We

expect

these actions

to be
completed by the end of fiscal 2024 .
In

the

second

quarter

of

fiscal

2023,

we

increased

the

estimate

of

restructuring

charges

that

we

expect

to

incur

related

to

our
previously

announced

global

organizational

structure

and

resource

realignment

actions.

As

a

result,

we

recorded

a

$
4.1

million
increase to our

restructuring reserve primarily

related to estimated

severance charges.

We

expect to incur

approximately $
140

million

of

restructuring

charges

related

to

these

actions,

of

which

approximately

$
115

million

will

be

cash.

These

charges

are

expected

to
consist

of

approximately

$
105

million

of

severance

and

approximately

$
35

million

of

other

costs.

We

expect

these

actions

to

be
completed by the end of fiscal 2023
.

We

paid

net

$
27.6

million

of

cash

in

the

six-month

period

ended

November

27,

2022,

related

to

restructuring

actions

previously
announced. We

paid net $
42.8

million of cash in the same period of fiscal 2022.
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:
In Millions Total
Reserve balance as of May 29, 2022 $
36.8
Fiscal 2023 charges, including foreign currency translation
7.5
Utilized in fiscal 2023
(24.1)
Reserve balance as of Nov. 27, 2022 $
20.2
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

In Millions Nov. 27, 2022 May 29, 2022
Goodwill $
14,476.0
$
14,378.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,706.6
6,725.8
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
401.9
400.3
Less accumulated amortization
(133.7)
(126.2)
Intangible assets subject to amortization, net
268.2
274.1
Other intangible assets
6,974.8
6,999.9
Total $
21,450.8
$
21,378.4
Based

on

the carrying

value

of

finite-lived

intangible

assets as

of

November

27,

2022,

annual

amortization

expense

for

each of

the
next five fiscal years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill during the six-month period ended November 27, 2022, were as follows:
In Millions
North
America
Retail Pet
North
America
Foodservice International Joint Ventures Total
Balance as of May 29, 2022 $
6,552.9
$
6,062.8
$
648.8
$
721.6
$
392.4
$
14,378.5
Acquisition
-
-
154.3
-
-
154.3
Divestiture
-
-
-
(0.4)
-
(0.4)
Other activity, primarily

foreign currency translation
(6.4)
-
-
(37.5)
(12.5)
(56.4)
Balance as of Nov. 27, 2022 $
6,546.5
$
6,062.8
$
803.1
$
683.7
$
379.9
$
14,476.0
The changes in the carrying amount of other intangible assets during the six-month period ended November 27, 2022, were as follows:
In Millions Total
Balance as of May 29, 2022 $
6,999.9
Acquisition
3.8
Other activity, primarily

foreign currency translation
(28.9)
Balance as of Nov. 27, 2022 $
6,974.8
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal

2023,

and

we

determined

there

was
no

impairment

of

our

intangible

assets

as

their

related

fair

values

were

substantially

in
excess of the

carrying values,

except for

the
Uncle Toby’s

brand intangible

asset. In addition,

while having

significant coverage

as of
our fiscal 2023

assessment date, the
Progresso

and
EPIC

brand intangible assets

had risk of decreasing

coverage. We

will continue to
monitor these businesses for potential impairment.
(5) Inventories
The components of inventories were as follows:
In Millions Nov. 27, 2022 May 29, 2022
Raw materials and packaging $
565.8
$
532.0
Finished goods
1,923.6
1,634.7
Grain
156.1
164.0
Excess of FIFO over LIFO cost
(524.2)
(463.4)
Total $
2,121.3
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

Unallocated corporate items for the quarters and six-month periods ended

November 27, 2022, and November 28, 2021, included:
Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Net (loss) gain on mark-to-market valuation of certain

commodity positions
$
(20.9)
$
16.6
$
(93.2)
$
47.0
Net gain on commodity positions reclassified from

unallocated corporate items to segment operating profit
(20.5)
(35.9)
(63.5)
(70.6)
Net mark-to-market revaluation of certain grain inventories
16.3
31.4
(43.1)
59.8
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(25.1)
$
12.1
$
(199.8)
$
36.2
As of

November

27,

2022,

the net

notional

value

of

commodity

derivatives

was $
429.4

million,

of

which

$
158.1

million

related

to
energy inputs and $
271.3

million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the
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

2022, $
1,477.4

million of

our total

accounts payable

were payable

to suppliers

who utilize
these third-party

services. As

of November

28,

2021, $
1,378.1

million

of our

total accounts

payable

were payable

to suppliers

who
utilize these third-party services.
During

the

second

quarter

of

fiscal

2023,

we

entered

into

a

$
500.0

million

notional

amount

interest

rate

swap

to

convert

our
$
500.0

million fixed rate notes due
November 18, 2025
, to a floating rate.
(7) Debt
The components of notes payable were as follows:

In Millions Nov. 27, 2022 May 29, 2022
U.S. commercial paper $
1,126.6
$
694.8
Financial institutions
26.8
116.6
Total $
1,153.4
$
811.4
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 27, 2022:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
-
Total committed

and uncommitted credit facilities
$
3.3
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of November 27, 2022.
Long-Term

Debt

The fair

values and

carrying amounts

of long-term

debt, including

the current

portion, were

$
9,875.3

million and

$
10,586.8

million,
respectively,

as of

November 27,

2022. The

fair value

of long-term

debt was

estimated using

market quotations

and discounted

cash

flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In

the

second

quarter

of

fiscal

2023,

we

issued

$
500.0

million

of
5.241

percent

notes

due
November 18, 2025
.

We

used

the

net
proceeds to repay a portion of our outstanding commercial paper and for general corporate purposes.
In the

second quarter

of fiscal

2023, we

issued €
250.0

million of

floating-rate notes

due
May 16, 2023
.

We

used the

net proceeds

to
repay €
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
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of November 27, 2022, we were in compliance with all of
these covenants.
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
A
subsidiary of Yoplait

SAS had an exclusive

milk supply agreement

for its European operations

with Sodiaal through

November 28,
2021. Net purchases totaled $
99.5

million for the six-month period ended November 28, 2021.
Our noncontrolling interests contain restrictive covenants. As of November 27, 2022, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:
Quarter Ended Quarter Ended
Nov. 27, 2022 Nov. 28, 2021
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
Redeemable
Interest
In Millions Pretax Tax Net Net Pretax Tax Net Net Net
Net earnings, including earnings

attributable to redeemable and

noncontrolling interests

$
605.9
$
2.4
$
597.2
$
1.9
$
9.3
Other comprehensive (loss) income:
Foreign currency translation $
(144.7)
$
29.1
(115.6)
0.6
$
(29.0)
$
27.8
(1.2)
(13.8)
(23.5)
Other fair value changes:
Hedge derivatives
26.8
(6.0)
20.8
-
29.1
(11.0)
18.1
-
0.6
Reclassification to earnings:
Hedge derivatives (a)
1.8
(0.8)
1.0
-
(12.1)
6.0
(6.1)
-
(0.3)
Amortization of losses and

prior service costs (b)
18.3
(4.1)
14.2
-
29.2
(6.4)
22.8
-
-
Other comprehensive (loss) income $
(97.8)
$
18.2
(79.6)
0.6
$
17.2
$
16.4
33.6
(13.8)
(23.2)
Total comprehensive income (loss) $
526.3
$
3.0
$ $
630.8
$
(11.9)
$
(13.9)
(a)

(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
Six-Month Period Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021
General Mills
Noncontrolling
Interests General Mills
Noncontrolling
Interests
Redeemable
Interest
In Millions Pretax Tax Net Net Pretax Tax Net Net Net
Net earnings, including earnings

attributable to redeemable and

noncontrolling interests

$
1,425.9
$
5.7
$ $
1,224.2
$
4.9
$
17.5
Other comprehensive (loss) income:
Foreign currency translation $
(86.7)
$
(23.8)
(110.5)
(0.7)
$
(40.9)
$
50.5
9.6
(25.0)
(47.0)
Other fair value changes:
Hedge derivatives
(23.0)
5.5
(17.5)
-
31.9
(12.0)
19.9
-
0.5
Reclassification to earnings:
Foreign currency translation (a)
(7.4)
-
(7.4)
-
-
-
-
-
-
Hedge derivatives (b)
(0.1)
(0.3)
(0.4)
-
(0.1)
4.5
4.4
-
(0.2)
Amortization of losses and

prior service costs (c)

36.5
(8.2)
28.3
-
40.0
(8.8)
31.2
-
-
Other comprehensive (loss) income $
(80.7)
$
(26.8)
(107.5)
(0.7)
$
30.9
$
34.2
65.1
(25.0)
(46.7)
Total comprehensive income (loss) $
1,318.4
$
5.0
$ $
1,289.3
$
(20.1)
$
(29.2)
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
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Nov. 27, 2022 May 29, 2022
Foreign currency translation adjustments $
(708.6)
$
(590.7)
Unrealized gain from hedge derivatives
5.4
23.3
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,477.0)
(1,513.4)
Prior service credits
102.2
110.3
Accumulated other comprehensive loss $
(2,078.0)
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

Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Compensation expense related to stock-based payments $
24.1
$
13.9
$
57.6
$
47.5
Compensation

expense

related

to

stock-based

payments

recognized

in

the

Consolidated

Statements

of

Earnings

includes

amounts
recognized in restructuring, impairment, and other exit costs in fiscal 2022.
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:
Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Windfall tax benefits from stock-based payments $
5.6
$
1.6
$
18.4
$
6.3
As

of

November

27,

2022,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
147.4

million. This expense will be recognized over
23

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021
Net cash proceeds $
118.5
$
26.1
Intrinsic value of options exercised $
55.7
$
12.1
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
Nov. 27, 2022 Nov. 28, 2021
Estimated fair values of stock options granted

$
14.16
$
8.77
Assumptions:
Risk-free interest rate
3.3
%
1.5
%
Expected term
8.5
years
8.5
years
Expected volatility
20.9
%
20.2
%
Dividend yield
3.1
%
3.4
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:
Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021
Total grant date fair

value
$
102.6
$
76.0

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended Six-Month Period Ended
In Millions, Except per Share Data Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Net earnings attributable to General Mills $
605.9
$
597.2
$
1,425.9
$
1,224.2
Average number

of common shares - basic EPS
595.9
608.6
598.0
609.5
Incremental share effect from: (a)
Stock options
3.7
2.2
3.6
2.1
Restricted stock units and performance share units
2.4
2.2
2.4
2.2
Average number

of common shares - diluted EPS
602.0
613.0
604.0
613.8
Earnings per share – basic $
1.01
$
0.98
$
2.38
$
2.01
Earnings per share – diluted $
1.01
$
0.97
$
2.36
$
1.99
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method.

Stock

options,

restricted

stock

units,

and

performance

share units

excluded

from

our

computation

of

diluted

EPS

because

they
were not dilutive were as follows
:
Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Anti-dilutive stock options, restricted stock units, and

performance share units

1.0
4.6
1.0
4.7
(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Shares of common stock
5.2
3.7
12.1
6.2
Aggregate purchase price $
400.5
$
224.9
$
901.3
$
375.0
(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021
Net cash interest payments $
154.3
$
185.7
Net income tax payments $
365.4
$
271.1

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Nov. 27,
2022
Nov. 28,
2021
Nov. 27,
2022
Nov. 28,
2021
Nov. 27,
2022
Nov. 28,
2021
Service cost $
17.5
$
23.5
$
1.2
$
1.9
$
2.1
$
1.7
Interest cost
64.6
46.1
4.5
3.1
0.8
0.3
Expected return on plan assets
(105.0)
(102.9)
(7.8)
(6.7)
-
-
Amortization of losses (gains)
28.4
35.5
(4.8)
(2.7)
-
0.7
Amortization of prior service costs (credits)
0.3
0.2
(5.7)
(5.2)
0.1
0.1
Other adjustments
-
-
-
-
2.9
3.8
Curtailment loss (gain)
-
0.5
-
(0.2)
-
-
Net expense (income) $
5.8
$
2.9
$
(12.6)
$
(9.8)
$
5.9
$
6.6
Defined Benefit

Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Six-Month
Period Ended
Six-Month
Period Ended
Six-Month
Period Ended
In Millions
Nov. 27,
2022
Nov. 28,
2021
Nov. 27,
2022
Nov. 28,
2021
Nov. 27,
2022
Nov. 28,
2021
Service cost $
35.1
$
47.2
$
2.6
$
3.8
$
4.2
$
3.5
Interest cost
129.2
92.4
9.0
6.3
1.6
0.7
Expected return on plan assets
(210.0)
(205.7)
(15.6)
(13.4)
-
-
Amortization of losses (gains)
56.7
70.4
(9.7)
(5.4)
0.1
1.5
Amortization of prior service costs (credits)
0.7
0.4
(11.5)
(10.4)
0.2
0.2
Other adjustments
-
-
-
-
5.9
5.7
Curtailment gain
-
(14.3)
-
(5.7)
-
-
Net expense (income) $
11.7
$
(9.6)
$
(25.2)
$
(24.8)
$
12.0
$
11.6
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

Our operating segment results were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Net sales:
North America Retail $
3,373.1
$
3,044.6
$
6,361.9
$
5,755.2
International
671.7
914.4
1,324.2
1,845.0
Pet
592.9
593.4
1,172.8
1,081.4
North America Foodservice
583.0
471.6
1,079.4
882.3
Total $
5,220.7
$
5,024.0
$
9,938.3
$
9,563.9
Operating profit:
North America Retail $
837.1
$
675.4
$
1,614.9
$
1,324.0
International
17.8
59.4
52.6
120.0
Pet
86.6
131.5
209.7
246.7
North America Foodservice
81.5
67.9
135.1
139.7
Total segment operating

profit
$
1,023.0
$
934.2
$
2,012.3
$
1,830.4
Unallocated corporate items
212.1
131.8
545.1
188.0
Divestitures gain, net
-
-
(430.9)
-
Restructuring, impairment, and other exit costs (recoveries)
11.1
2.3
12.7
(2.0)
Operating profit $
799.8
$
800.1
$
1,885.4
$
1,644.4
Net sales for our North America Retail operating units were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
U.S. Meals & Baking Solutions $
1,321.7
$
1,203.1
$
2,270.9
$
2,064.6
U.S. Morning Foods
908.5
826.7
1,812.5
1,656.4
U.S. Snacks
892.9
757.2
1,780.1
1,537.3
Canada
250.0
257.6
498.4
496.9
Total $
3,373.1
$
3,044.6
$
6,361.9
$
5,755.2
Net sales by class of similar products were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
Snacks $
1,102.8
$
947.6
$
2,171.2
$
1,902.1
Cereal
810.9
742.2
1,625.6
1,473.2
Convenient meals
786.4
789.8
1,465.6
1,485.3
Dough
745.6
607.0
1,210.4
1,012.2
Pet
593.7
593.4
1,174.5
1,081.4
Baking mixes and ingredients
563.7
517.2
1,037.2
913.5
Yogurt
357.5
507.1
703.5
1,013.0
Super-premium ice cream
164.9
200.0
348.4
444.8
Other
95.2
119.7
201.9
238.4
Total $
5,220.7
$
5,024.0
$
9,938.3
$
9,563.9

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
CONSOLIDATED

RESULTS

OF OPERATIONS
Second Quarter Results
In the

second quarter

of fiscal

2023,

net sales

increased

4 percent

and organic

net sales

increased

11

percent compared

to the

same
period

last

year.

Operating

profit

essentially

matched

the

second

quarter

of

fiscal

2022

at

$800 million

as

favorable

net

price
realization and

mix was offset

by higher

input costs, a

decrease in contributions

from volume growth

,

lower net corporate

investment
activity,

an unfavorable change to

the mark-to-market valuation

of certain commodity

positions and grain

inventories, and an increase
in

certain

selling,

general

and

administrative

(SG&A)

expenses.

Operating

profit

margin

of

15.3

percent

decreased

60 basis

points.
Adjusted

operating

profit

of $880

million

increased

7

percent

on

a

constant-currency

basis,

primarily

driven

by

favorable

net

price
realization and

mix, partially offset

by higher

input costs,

a decrease

in contributions

from volume

growth, and

an increase in

SG&A
expenses. Adjusted

operating profit

margin increased

60 basis points

to 16.9

percent. Diluted

earnings per

share of

$1.01 increased

4
percent in the

second quarter of

fiscal 2023. Adjusted

diluted earnings

per share of

$1.10 increased

12 percent on a

constant-currency
basis compared

to

the

second

quarter

of

fiscal

2022.

See

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of
measures not defined by GAAP.
A summary of our consolidated financial results for the second quarter of fiscal 2023 follows:

Quarter Ended Nov. 27, 2022
In millions,
except per share
Quarter Ended
Nov. 27, 2022 vs.
Nov. 28, 2021
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 5,220.7 4%
Operating profit 799.8 Flat 15.3%
Net earnings attributable to General Mills 605.9 1%
Diluted earnings per share $ 1.01 4%
Organic net sales growth rate (a) 11%
Adjusted operating profit (a) 879.7 7% 16.9% 7%
Adjusted diluted earnings per share (a) $ 1.10 11% 12%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Nov. 27, 2022
Nov. 27, 2022 vs.

Nov. 28, 2021 Nov. 28, 2021
Net sales (in millions) $ 5,220.7 4% $ 5,024.0
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
Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 27, 2022 vs.
Quarter Ended Nov. 28, 2021
Contributions from organic volume growth (a) (6) pts
Organic net price realization and mix 17 pts
Organic net sales growth 11 pts
Foreign currency exchange (1) pt
Acquisitions and divestitures (5) pts
Net sales growth 4 pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net sales

increased 11

percent in

the second

quarter of

fiscal 2023

compared to

the same

period in

fiscal 2022,

as favorable
organic net price realization and mix was partially offset

by a decrease in contributions from organic volume growth.
Cost of sales
increased $123 million to $3,516 million in the second quarter of fiscal 2023 compared to the same period in fiscal 2022.
The increase

was primarily

driven by

a $489 million

increase attributable

to product

rate and

mix partially

offset

by a

$406 million
decrease attributable

to lower volume.

We

recorded a $25 million

net increase in

cost of sales

related to the

mark-to-market valuation
of certain commodity positions and grain inventories in the second quarter of fiscal 2023 compared to a $12 million net decrease in the second

quarter of

fiscal 2022.

In the

second quarter

of fiscal

2023, we

recorded a

$3 million charge

related

to a

voluntary recall

on
certain international Häagen-Dazs

ice cream products.
SG&A

expenses
increased

$65 million

to

$894 million

in

the

second

quarter

of

fiscal

2023,

compared

to

the

same

period

in

fiscal
2022,

primarily

driven

by

valuation

adjustments

and

the

loss

on

sale

of

certain

corporate

investments

and

increased

media

and
advertising expenses

in fiscal

2023.

SG&A expenses

as a

percent of

net sales

in the

second quarter

of fiscal

2023 increased

60 basis
points compared to the second quarter of fiscal 2022.
Restructuring,

impairment,

and other

exit costs
totaled $11

million of

expense in

the second

quarter of

fiscal 2023,

compared

to
$2 million of expense

in the same period

last year (please refer

to Note 3

to the Consolidated

Financial Statements in

Part I, Item

1 of
this report).
Benefit plan non-service income
totaled $22 million in the second quarter

of fiscal 2023, compared to $28

million in the same period
last year, primarily reflecting an increase

in interest costs, partially offset by lower amortization of losses.

Interest,

net
for

the

second

quarter

of

fiscal

2023

totaled

$92 million,

down

$1 million

from

the

second

quarter

of

fiscal

2022,
primarily driven by lower average long-term debt levels, partially offset by higher interest rates.
The effective tax rate

for the second quarter

of fiscal 2023 was 20.2

percent compared to 21.7

percent for the second

quarter of fiscal
2022.

The

1.5

percentage

point

decrease

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

and

favorable

changes

in
earnings mix

by jurisdiction

in fiscal

2023. Our

effective tax

rate excluding

certain items

affecting comparability

was 21.1 percent

in
the

second

quarter

of

fiscal

2023,

compared

to

22.3

percent

in

the

same

period

last

year

(see

the

“Non-GAAP

Measures”

section
below for a description

of our use of

measures not defined by

GAAP). The 1.2 percentage

point decrease was

primarily due to

certain
nonrecurring discrete tax benefits and favorable changes in earnings mix by jurisdiction in fiscal 2023.

After-tax earnings from joint

ventures

for the second quarter of fiscal 2023
decreased to $25 million compared to $33 million

in the
same period

in fiscal 2022,

primarily driven

by higher

input costs at

Cereal Partners Worldwide

(CPW) and Häagen

-Dazs Japan, Inc.
(HDJ) and

lower net

sales at

HDJ, partially

offset by

favorable net

price realization

and mix

at CPW.

On a

constant-currency basis,
after-tax earnings

from joint

ventures decreased

8 percent (see the

“Non-GAAP Measures”

section below

for a description

of our

use
of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 27, 2022 vs.
Quarter Ended Nov. 28, 2021 CPW HDJ Total
Contributions from volume growth (a) (13) pts (10) pts
Net price realization and mix 15 pts (1) pt
Net sales growth in constant currency 2 pts (10) pts (1) pt
Foreign currency exchange (14) pts (20) pts (15) pts
Net sales growth (11) pts (30) pts (16) pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted shares

outstanding
decreased by

11 million

in the

second quarter

of fiscal

2023 from

the same

period a

year ago
primarily due to share repurchases, partially offset by option exercises.
Six-Month Results
In the

six-month period

ended November

27, 2022,

net sales

increased 4

percent compared

to the

same period

last year,

and organic
net

sales

increased

11

percent

compared

to

the

same

period

last

year.

Operating

profit

increased

15

percent

to

$1,885 million,
primarily

driven

by

favorable

net

price

realization

and

mix

and

a

net

gain

on

divestitures,

partially

offset

by

higher

input

costs,

a
decrease in contributions from

volume growth, an unfavorable

change to the mark-to-market

valuation of certain commodity

positions
and

grain

inventories,

lower

net

corporate

investment

activity,

and

an

increase

in

SG&A

expenses.

Operating

profit

margin

of

19
percent

increased

180

basis

points

compared

to

the

same

period

last

year.

Adjusted

operating

profit

of

$1,761 million

increased
8 percent

on

a

constant-currency

basis,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input
costs,

a

decrease

in

contributions

from

volume

growth,

and

an

increase

in

SG&A

expenses.

Adjusted

operating

profit

margin
increased 50

basis points

compared to

the same

period in fiscal

2022. Diluted

earnings per

share of $2.36

increased 19

percent in

the
six-month

period

ended

November

27,

2022,

and

adjusted

diluted

earnings

per

share

of

$2.21 increased

13

percent

on

a

constant-
currency basis

compared

to the

same period

last year

(see the

“Non-GAAP Measures”

section below

for a

description of

our use

of
measures not defined by GAAP).
A summary of our consolidated financial results for the six-month period ended November 27, 2022, follows:
Six-Month Period Ended Nov.

27, 2022
In millions,
except per
share
Six-Month
Period Ended
Nov. 27, 2022
vs. Nov. 28,
2021
Percent of Net
Sales
Constant-
Currency

Growth (a)
Net sales

$ 9,938.3 4%
Operating profit 1,885.4 15% 19.0%
Net earnings attributable to General Mills 1,425.9 16%
Diluted earnings per share $ 2.36 19%
Organic net sales growth rate (a) 11%
Adjusted operating profit (a) 1,760.9 7% 17.7% 8%
Adjusted diluted earnings per share (a) $ 2.21 12% 13%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales

were as follows:
Six-Month Period Ended
Nov. 27, 2022
Nov. 27, 2022 vs.
Nov. 28, 2021 Nov. 28, 2021
Net sales (in millions) $ 9,938.3 4% $ 9,563.9
Contributions from volume growth (a) (12) pts
Net price realization and mix 17 pts
Foreign currency exchange (1) pt
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
The 4

percent increase

in net

sales for

the six-month

period ended

November 27,

2022, was

driven

by favorable

net price

realization
and mix, partially offset by a decrease in contributions

from volume

growth and unfavorable foreign currency exchange.
Components of organic net sales growth are shown in the following table:
Six-Month Period Ended Nov.

27, 2022 vs.
Six-Month Period Ended Nov.

28, 2021
Contributions from organic volume growth (a) (5) pts
Organic net price realization and mix 16 pts
Organic net sales growth 11 pts
Foreign currency exchange (1) pt
Acquisition and divestitures (5) pts
Net sales growth 4 pts
Note: Table may not foot due to rounding
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

increased

11

percent

in

the

six-month

period

ended

November

27,

2022,

driven

by

favorable

organic

net

price
realization and mix, partially offset by a decrease in

contributions from organic volume growth.

Cost

of

sales

increased

$450 million

to

$6,786 million

in

the

six-month

period

ended

November

27,

2022,

compared

to

the

same
period

in fiscal

2022.

The increase

was

driven

by a

$939 million

increase

attributable

to product

rate

and

mix,

partially

offset

by

a
$749

million

decrease due

to lower

volume.

We

recorded

a $200

million

net increase

in cost

of sales

related

to the

mark-to-market
valuation

of

certain

commodity

positions

and

grain

inventories

in

the

six-month

period

ended

November

27,

2022,

compared

to

a
$36 million net

decrease in

the six-month

period ended

November 28,

2021. In

the six-month

period ended

November 27, 2022,

we
recorded a $24 million charge related to a voluntary recall

on certain international
Häagen-Dazs

ice cream products.
SG&A expenses
increased

$99 million

to $1,686 million

in the

six-month period

ended November

27, 2022,

compared to

the same
period

in fiscal

2022, primarily

driven

by valuation

adjustments and

the loss

on sale

of certain

corporate investments

in fiscal

2023
and a recovery related to a Brazil indirect tax item in fiscal

2022. SG&A expenses as a percent of net sales increased

40 basis points in
the six-month period ended November 27, 2022, compared to the same period of fiscal 2022.
Divestitures

gain,

net

totaled

$431

million

in

the

six-month

period

ended

November

27,

2022,

primarily

related

to the

sale of

our
Helper main meals

and Suddenly Salad

side dishes business (please

refer to Note 2

to the Consolidated Financial

Statements in Part I,
Item 1 of this report).
Restructuring,

impairment,

and

other

exit

costs

(recoveries)

totaled

$13 million

of

expense

in

the

six-month

period

ended
November 27,

2022, compared

to $2 million

of net recoveries

in the same

period last year

(please refer

to Note 3

to the Consolidated
Financial Statements in Part I, Item 1 of this report).
Benefit plan non-service

income

totaled $43 million

in the six-month

period ended November

27, 2022,

compared to $57 million

in
the same period last year, primarily reflecting

an increase in interest costs, partially offset by lower amortization of losses.
Interest, net

for the

six-month period

ended November

27, 2022,

decreased $9 million

to $179 million

compared to

the same

period
of fiscal 2022, primarily driven by lower average long-term debt balances

,

partially offset by higher interest rates.
The
effective

tax

rate

for

the six-month

period

ended

November

27,

2022,

was

20.8

percent

compared

to

21.7

percent

in

the

six-
month

period

ended

November

28,

2021.

The

0.9

percentage

point

decrease

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits and favorable changes in

earnings mix by jurisdiction

in fiscal 2023, partially offset

by unfavorable tax components

related to
the divestitures

incurred

in the

six-month

period ended

November 27,

2022. Our

effective

tax rate

excluding certain

items affecting
comparability was

20.4 percent in

the six-month

period ended

November 27,

2022, compared

to 22.0

percent in

the same

period last
year

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

1.6
percentage

point

decrease

is

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

and

favorable

changes

in

earnings

mix

by
jurisdiction in fiscal 2023.
After-tax

earnings from

joint ventures

decreased

to $45 million

for the

six-month

period ended

November 27,

2022 compared

to
$62 million

in the

same period

in fiscal

2022,

primarily

driven by

higher input

costs at

CPW and

HDJ and

lower

net sales

at HDJ

,
partially offset by favorable net price realization

and mix at CPW.

On a constant-currency basis, after-tax earnings from

joint ventures
decreased 17

percent (see the

“Non-GAAP Measures”

section below

for a description

of our use

of measures

not defined

by GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:
Six-Month Period Ended Nov.

27, 2022 vs.
Six-Month Period Ended Nov.

28, 2021
CPW HDJ Total
Contributions from volume growth (a) (9) pts (9) pts
Net price realization and mix 12 pts (1) pt
Net sales growth in constant currency 3 pts (9) pts Flat
Foreign currency exchange (12) pts (18) pts (13) pts
Net sales growth (9) pts (28) pts (14) pts
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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Net sales (in millions) $ 3,373.1 11% $ 3,044.6 $ 6,361.9 11% $ 5,755.2
Contributions from volume growth (a) (8) pts (7) pts
Net price realization and mix 19 pts 18 pts
Foreign currency exchange (1) pt Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America

Retail net

sales increased

11 percent

in the second

quarter of

fiscal 2023

compared to

the same

period in

fiscal 2022,
driven by

favorable net price

realization and

mix, partially offset

by a decrease

in contributions from

volume growth

and unfavorable
foreign currency exchange.
North America

Retail net sales

increased 11

percent in the

six-month period

ended November 27,

2022, compared

to the same

period
in fiscal 2022, driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 27, 2022
Contributions from organic volume growth (a) (7) pts (6) pts
Organic net price realization and mix 20 pts 18 pts
Organic net sales growth 13 pts 13 pts
Foreign currency exchange (1) pt Flat
Divestiture (b) (2) pts (2) pts
Net sales growth 11 pts 11 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of Helper main meals and Suddenly Salad side dishes businesses in fiscal 2023. Please see Note 2 to the Consolidated Financial

Statements in Part I, Item 1 of this report.
North

America

Retail

organic

net

sales

increased

13

percent

in

the

second

quarter

of

fiscal

2023

and

the

six-month

period

ended
November 27,

2022, compared

to the same

periods

in fiscal 2022

,

driven by

favorable organic

net price realization

and mix, partially
offset by a decrease in contributions from organic

volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 27, 2022
U.S. Snacks 18% 16%
U.S. Meals & Baking Solutions 10% 10%
U.S. Morning Foods 10% 9%
Canada (a) (3) % Flat
Total 11% 11%
(a)

On a constant-currency basis, Canada net sales increased 4 percent in the second quarter of fiscal 2023 and increased 6 percent for the six-month period ended

November 27,

2022, compared

to the

same periods

in fiscal

2022. See

the "Non-GAAP

Measures" section

below for

our use

of
this measure not defined by GAAP.
Segment

operating

profit increased

24

percent

to $837 million

in the

second

quarter of

fiscal 2023

compared

to $675 million

in the
same

period

in

fiscal

2022,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs,

a
decrease

in

contributions

from

volume

growth,

and

higher

SG&A

expenses.

Segment

operating

profit

increased

24

percent

on

a
constant-currency

basis

in

the

second

quarter

of

fiscal

2023

compared

to

the

same

period

in

fiscal

2022

(see

the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

22

percent

to

$1,615 million

in

the

six-month

period

ended

November

27,

2022,

compared

to
$1,324 million in the

same period in fiscal

2022, primarily driven by

favorable net price realization

and mix, partially offset

by higher
input

costs,

a

decrease

in

contributions

from

volume

growth,

and

higher

SG&A

expenses.

Segment

operating

profit

increased

22
percent on

a constant-currency

basis in

the six-month

period ended

November 27,

2022, compared

to the

same period

in fiscal

2022
(see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

International Segment Results
International net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Net sales (in millions) $ 671.7 (27) % $ 914.4 $ 1,324.2 (28) % $ 1,845.0
Contributions from volume growth (a) (39) pts (39) pts
Net price realization and mix 18 pts 16 pts
Foreign currency exchange (6) pts (6) pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International

net

sales

decreased

27

percent

in

the

second

quarter

of

fiscal

2023

and

28

percent

in

the

six-month

period

ended
November

27,

2022,

compared

to

the

same

periods

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
The components of International organic net sales growth

are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 27, 2022
Contributions from organic volume growth (a) (7) pts (7) pts
Organic net price realization and mix 12 pts 8 pts
Organic net sales growth 5 pts 1 pt
Foreign currency exchange (6) pts (6) pts
Divestitures (b) (26) pts (24) pts
Net sales growth (27) pts (28) pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestitures primarily include the impact of the sale of our interests in Yoplait SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl and our

European dough businesses in fiscal 2022.
International

organic

net

sales increased

5 percent

in the

second quarter

of fiscal

2023

compared

to the

same

period in

fiscal

2022,
driven by favorable organic net price realization

and mix, partially offset by a decrease in contributions from organic volume growth.
International organic

net sales increased

1 percent in the

six-month period ended

November 27, 2022,

compared to the same

period in
fiscal

2022,

driven

by

favorable

organic

net

price

realization

and

mix,

partially

offset

by

a

decrease

in

contributions

from

organic
volume growth.
Segment operating profit

decreased 70 percent to

$18 million in the second

quarter of fiscal 2023

from $59 million in the

same period
in

fiscal

2022,

primarily

driven by

higher

input

costs and

a

decrease

in

contributions

from

volume

growth,

including

the

impact

of
volume declines from divestitures and the voluntary recall on certain international
Häagen-Dazs

ice cream products, partially offset by
favorable

net

price

realization

and

mix

and

a

decrease

in

SG&A

expenses.

Segment

operating

profit

decreased

68

percent

on

a
constant-currency

basis

in

the

second

quarter

of

fiscal

2023

compared

to

the

same

period

in

fiscal

2022

(see

the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 56

percent to $53 million in the six-month

period ended November 27, 2022, from $120

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

decreased 51
percent on

a constant-currency

basis in

the six-month

period ended

November 27,

2022, compared

to the

same period

in fiscal

2022
(see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results
Pet net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Net sales (in millions) $ 592.9 Flat $ 593.4 $ 1,172.8 8% $ 1,081.4
Contributions from volume growth (a) (11) pts (6) pts
Net price realization and mix 11 pts 15 pts
Foreign currency exchange Flat Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Pet net sales

in the second

quarter of fiscal

2023 essentially

matched the same

period in fiscal

2022, as

favorable net price

realization
and mix was offset by a decrease in contributions from volume growth.
Pet net sales

increased 8

percent during

the six-month

period ended November

27, 2022, compared

to the same

period in fiscal

2022,
driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.
The components of Pet organic net sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 27, 2022
Contributions from organic volume growth (a) (11) pts (7) pts
Organic net price realization and mix 11 pts 13 pts
Organic net sales growth Flat 6 pts
Foreign currency exchange Flat Flat
Acquisition (b) Flat 2 pts
Net sales growth Flat 8 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of Tyson Foods’ pet treats business in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of

this report.
Pet organic

net sales

in the

second quarter

of fiscal

2023 essentially

matched the

same period

in fiscal

2022 as

favorable organic

net
price realization and mix was offset by a decrease in contributions from organic volume growth.
Pet organic

net sales

increased

6 percent

in the

six-month

period

ended November

27,

2022,

compared

to the

same period

in fiscal
2022,

driven by

favorable organic

net price

realization and

mix,

partially offset

by a

decrease in

contributions from

organic

volume
growth.
Segment

operating

profit

decreased

34

percent

to

$87 million

in

the

second

quarter

of

fiscal

2023

compared

to

$132 million

in

the
same period in fiscal 2022,

primarily driven by higher

input costs and a decrease in

contributions from volume

growth, partially offset
by favorable

net price

realization and

mix. Segment

operating profit

decreased 34

percent on

a constant-currency

basis in

the second
quarter of

fiscal 2023

compared to

the same

period in

fiscal 2022

(see the

“Non-GAAP Measures”

section below

for our

use of

this
measure not defined by GAAP).
Segment

operating

profit

decreased

15

percent

to

$210 million

in

the

six-month

period

ended

November

27,

2022,

compared

to
$247 million

in

the

same

period

in

fiscal

2022,

primarily

driven

by

higher

input

costs,

a

decrease

in

contributions

from

volume
growth,

and

an

increase

in

SG&A

expenses,

partially

offset

by

favorable

net

price

realization

and

mix.

Segment

operating

profit
decreased 15 percent

on a constant-currency

basis in the six-month

period ended November

27, 2022, compared

to the same period

in
fiscal 2022 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Nov. 27,
2022
Nov. 27, 2022 vs
Nov. 28, 2021
Nov. 28,
2021
Net sales (in millions) $ 583.0 24% $ 471.6 $ 1,079.4 22% $ 882.3
Contributions from volume growth (a) 2 pts 1 pt
Net price realization and mix 21 pts 22 pts
Foreign currency exchange Flat Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America

Foodservice net

sales increased

24 percent

in the

second quarter

of fiscal

2023 compared

to the

same period

in fiscal
2022,

driven

by

favorable

net

price

realization

and

mix,

including

market

index

pricing

on

bakery

flour,

and

an

increase

in
contributions from volume growth.
North America

Foodservice net

sales increased

22 percent

in the

six-month period

ended November

27, 2022,

compared to

the same
period

in

fiscal

2022,

driven

by

favorable

net

price

realization

and

mix,

including

market

index

pricing

on

bakery

flour,

and

an
increase in contributions from volume growth.
The components of North America Foodservice organic

net sales growth

are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 27, 2022
Contributions from organic volume growth (a) (2) pts (3) pts
Organic net price realization and mix 19 pts 20 pts
Organic net sales growth 17 pts 17 pts
Foreign currency exchange Flat Flat
Acquisition (b) 6 pts 5 pts
Net sales growth 24 pts 22 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of TNT Crust in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America Foodservice organic

net sales increased 17 percent in

the second quarter of fiscal 2023

and the six-month period ended
November 27, 2022, compared

to the same periods

in fiscal 2022,

driven by favorable organic

net price realization and

mix, including
market index pricing on bakery flour, partially

offset by a decrease in contributions from organic

volume growth.
Segment operating profit increased

20 percent to $82

million in the second

quarter of fiscal 2023

compared to $68 million in

the same
period in fiscal 2022,

primarily driven by favorable

net price realization and

mix, partially offset

by higher input costs

and an increase
in SG&A

expenses.

Segment operating

profit increased

20 percent

on a

constant-currency basis

in the

second quarter

of fiscal

2023
compared to the

same period in

fiscal 2022 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
Segment

operating

profit

decreased

3

percent

to

$135

million

in

the

six-month

period

ended

November

27,

2022,

compared

to
$140 million

in the

same period

in fiscal

2022,

primarily

driven by

higher input

costs and

an increase

in SG&A

expenses,

partially
offset by favorable net

price realization and mix.

Segment operating profit decreased

3 percent on a constant-currency

basis in the six-
month period

ended November

27, 2022,

compared to

the same

period in

fiscal 2022

(see the

“Non-GAAP Measures”

section below
for our use of this measure not defined by GAAP).

UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate expense

totaled $212 million in

the second quarter

of fiscal 2023,

compared to $132 million

in the same period
in fiscal

2022. In

the second

quarter of

fiscal 2023,

we recorded

a $25 million

net increase

in expense

related to

the mark-to-market
valuation of

certain commodity

positions and

grain inventories

compared to

a $12 million

net decrease

in expense

in the same

period
last

year.

We

recorded

$36 million

of

net

losses

related

to

valuation

adjustments

and

the

sale

of

a

corporate

investment

in

the
second quarter of fiscal 2023,

compared to $10 million of

net gains in the second

quarter of fiscal 2022.

In the second quarter of

fiscal
2023,

we

recorded

a

$3

million

charge

related

to

a

voluntary

recall

on

certain

international
Häagen-Dazs

ice

cream

products.

In
addition, we

recorded $3

million of

integration costs

primarily related

to our

acquisition of

TNT Crust

in the

second quarter

of fiscal
2023 compared to $4 million of integration

costs related to our acquisition of Tyson

Foods’ pet treats business in the

second quarter of
fiscal 2022. In the second

quarter of fiscal 2023, we recorded

$2 million of transaction costs

primarily related to the

sale of our Helper
main meals and Suddenly

Salad side dishes business

compared to $38 million

of transaction costs related to

the sale of our

interests in
Yoplait

SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl

and the sale of our European dough

businesses in the second quarter of
fiscal 2022.
Unallocated corporate

expense totaled

$545 million

in the

six-month period

ended November

27, 2022,

compared to

$188 million

in
the

same

period

last

year.

We

recorded

a

$200

million

net

increase

in

expense

related

to

the

mark-to-market

valuation

of

certain
commodity positions and grain

inventories in the six-month period

ended November 27, 2022, compared

to a $36 million net decrease
in

expense

in

the

same

period

last

year.

We

recorded

$62

million

of

net

losses

related

to

valuation

adjustments

and

the

sale

of
corporate investments in the six-month

period ended November 27, 2022,

compared to $10 million of net

gains in the same period last
year.

In

the

six-month

period

ended

November

27,

2022,

we

recorded

a

$24

million

charge

related

to

a

voluntary

recall on

certain
international Häagen-Dazs

ice

cream

products.

In

addition,

we

recorded

$4

million

of

integration

costs

primarily

related

to

our
acquisition of

TNT Crust

in the

six-month period

ended November

27, 2022,

compared to

$16 million

of integration

costs related

to
our acquisition of Tyson

Foods’ pet treats business

in the six-month

period ended November 28,

2021.

In the six-month period

ended
November 27,

2022, we recorded

$2 million of

transaction costs primarily

related to

the sale of

our Helper

main meals and

Suddenly
Salad

side

dishes

business

compared

to $48

million

of

transaction

costs related

to

the

sale of

our

interests in

Yopla

it SAS,

Yoplait
Marques SNC, Liberté

Marques Sàrl and

the sale of

our European

dough businesses. In

addition, we

recorded a $21

million recovery
related to a Brazil indirect tax item and a $13 million insurance recovery in the six-month period ended November 28, 2021.
LIQUIDITY

AND CAPITAL

RESOURCES
During the

six-month period

ended November

27, 2022,

cash provided by

operations was

$1,201 million compared

to $1,498 million
in the

same period

last year.

The $297

million decrease

was primarily

driven by

an increase in

inventory and

higher cash

income tax
payments in the six-month period ended November 27, 2022 as compared to the same period a year ago.
Cash provided by investing activities during the

six-month period ended November 27, 2022, was $125

million compared to cash used
of $1,396 million

for the

same period

in fiscal

2022. During

the first

quarter of

the 2023,

we completed

the sale

of the

Helper main
meals and Suddenly

Salad side dishes

business for

$607 million

cash. In

the first

quarter of

fiscal 2023,

we acquired

TNT Crust

for
$252

million

cash, net

of cash

acquired.

In the

first quarter

of fiscal

2022,

we acquired

the Tyson

Foods’

pet treats

business

for

an
aggregate purchase price

of $1.2 billion. In

addition, we spent $227

million on purchases of

land, buildings, and

equipment in the six-
months ended November 27, 2022, compared to $224 million in

the same period last year.
Cash

used

by

financing

activities

during

the

six-month

period

ended

November

27,

2022,

was

$1,230

million

compared

to
$427 million

of

cash

used

by

financing

activities

in

the

same

period

in

fiscal

2022.

We

paid

$648

million

of

dividends

in

the

six-
month period ended November

27, 2022, compared to

$623 million in the same period

last year.

We purchased

$901 million of shares
of common

stock in the

six-month period

ended November 27,

2022, compared

to $375 million

in the same

period in fiscal

2022.

In
addition, we

had $253

million of

net debt

issuances in

the six-month

period ended

November 27,

2022, compared

to $568 million

of
net debt issuances in the same period a year ago.
As of

November

27,

2022, we

had

$542 million

of cash

and cash

equivalents

in foreign

jurisdictions. In

anticipation

of repatriating
funds from

foreign jurisdictions,

we record

local country

withholding taxes

on our

international earnings,

as applicable.

Furthermore,
we

may

repatriate

our

cash

and

cash

equivalents

held

by

our

foreign

subsidiaries

without

such

funds

being

subject

to

further

U.S.
income tax liability.

Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanent ly reinvested in those jurisdictions.

The following table details the fee-paid committed and uncommitted credit lines we had available as of November 27, 2022:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $ 2.7 $ -
Uncommitted credit facilities 0.6 -
Total committed

and uncommitted credit facilities
$ 3.3 $ -
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

Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
November 27, 2022, we were in compliance with all of these covenants.

We

have

$1,964

million

of

long-term

debt

maturing

in

the

next

12

months

that

is

classified

as

current,

including

$400

million

of
floating-rate

notes

due

October

17,

2023,

€500

million

of

1.00

percent

fixed-rate

notes

due

April

27,

2023,

€250

million

of

0.00
percent

fixed-rate

notes

due

May

16,

2023,

€500

million

of

0.00

percent

fixed-rate

notes

due

July

27,

2023,

and

€250

million

of
floating-rate notes

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
Our

critical

accounting

estimates

are

those

that

have

meaningful

impact

on

the

reporting

of

our

financial

condition

and

results

of
operations.

These

estimates

include

our

accounting

for

revenue

recognition,

valuation

of

long-lived

assets,

intangible

assets,

stock-
based compensation,

income taxes,

and defined

benefit pension,

other postretirement

benefit, and

postemployment benefit

plans. The
assumptions and methodologies used in the determination of those estimates as of November 27, 2022, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal

2023,

and

we

determined

there

was

no

impairment

of

our

intangible

assets

as

their

related

fair

values

were

substantially

in
excess of the

carrying values,

except for

the
Uncle Toby’s

brand intangible

asset. In addition,

while having

significant coverage

as of
our fiscal 2023

assessment date, the
Progresso

and
EPIC
brand intangible assets had

risk of decreasing coverage.

We

will continue to
monitor these businesses for potential impairment.
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2022, the Financial Accounting Standards

Board (FASB)

issued Accounting Standards Update (ASU) 2022-04 requiring
enhanced

disclosures

related

to

supplier

financing

programs.

The

ASU

requires

disclosure

of

the

key

terms

of

the

program

and

a
rollforward

of

the

related

obligation

during

the

annual

period,

including

the

amount

of

obligations

confirmed

and

obligations
subsequently

paid.

The

new

disclosure

requirements

are

effective

for

fiscal

years

beginning

after

December

15,

2022,

with

the
exception

of the

rollforward requirement,

which is

effective

for fiscal

years beginning

after December

15, 2023,

which for

us is

the
first

quarter

of

fiscal

2024

for

the

primary

requirement

and

the

first

quarter

of

fiscal

2025

for

the

rollforward

requirement.

Early
adoption is

permitted. We

have historically

presented the

key terms

of these

programs and

the associated

obligation outstanding.

We
do not expect this ASU to have a material impact on our financial statements and related disclosures.

In March

2020, the FASB

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
Consolidated Financial Statements in Part I, Item 1 of this report.
Investment activity,

net
Valuation

adjustments and the

loss on sale of

certain corporate investments

in fiscal 2023.

Valuation

adjustments and the

gain on sale
of certain corporate investments in fiscal 2022.
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
of Ty

son Foods’ pet

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Nov. 27, 2022 Nov. 28, 2021
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 799.8 15.3% $ 800.1 15.9%
Mark-to-market effects 25.1 0.5% (12.1) (0.2) %
Investment activity, net 35.7 0.7% (10.5) (0.2) %
Product recall 2.9 0.1% - - %
Restructuring charges 11.6 0.2% 2.7 0.1%
Acquisition integration costs 2.8 0.1% 3.5 0.1%
Transaction costs 1.8 - % 37.6 0.7%
Adjusted operating profit $ 879.7 16.9% $ 821.3 16.3%
Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021
In Millions
Value

Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 1,885.4 19.0% $ 1,644.4 17.2%
Divestitures gain, net (430.9) (4.3) % - - %
Mark-to-market effects 199.8 2.0% (36.2) (0.4) %
Investment activity, net 62.0 0.6% (9.8) (0.1) %
Product recall 24.4 0.2% - - %
Restructuring charges (recoveries) 13.9 0.1% (1.4) - %
Acquisition integration costs 4.3 - % 15.9 0.2%
Transaction costs 2.0 - % 48.2 0.5%
Non-income tax recovery - - % (20.6) (0.2) %
Adjusted operating profit $ 1,760.9 17.7% $ 1,640.5 17.2%
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

Quarter Ended Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021 Change Nov. 27, 2022 Nov. 28, 2021 Change
Operating profit as reported $ 799.8 $ 800.1 Flat $ 1,885.4 $ 1,644.4 15%
Divestitures gain, net - - (430.9) -
Mark-to-market effects 25.1 (12.1) 199.8 (36.2)
Investment activity, net 35.7 (10.5) 62.0 (9.8)
Product recall 2.9 - 24.4 -
Restructuring charges (recoveries) 11.6 2.7 13.9 (1.4)
Acquisition integration costs 2.8 3.5 4.3 15.9
Transaction costs 1.8 37.6 2.0 48.2
Non-income tax recovery - - - (20.6)
Adjusted operating profit $ 879.7 $ 821.3 7% $ 1,760.9 $ 1,640.5 7%
Foreign currency exchange impact Flat (1) pt
Adjusted operating profit growth,

on a constant-currency basis
7% 8%
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

is the profit

ability measure we

use to evaluate

earnings performance on

a comparable year-to-year
basis.
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended Six-Month Period Ended
Per Share Data Nov. 27, 2022 Nov. 28, 2021 Change Nov. 27, 2022 Nov. 28, 2021 Change
Diluted earnings per share, as reported $ 1.01 $ 0.97 4% $ 2.36 $ 1.99 19%
Divestitures gain, net - - (0.54) -
Mark-to-market effects 0.03 (0.02) 0.25 (0.05)
Investment activity, net 0.04 (0.02) 0.08 (0.02)
Product recall

- - 0.03 -
Restructuring charges (recoveries) 0.02 - 0.02 (0.01)
Acquisition integration costs 0.01 - 0.01 0.02
Transaction costs - 0.05 - 0.06
Non-income tax recovery - - - (0.02)
Adjusted diluted earnings per share $ 1.10 $ 0.99 11% $ 2.21 $ 1.98 12%
Foreign currency exchange impact (1) pt (1) pt
Adjusted diluted earnings per share

growth, on a constant-currency basis
12% 13%
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
Quarter Ended Nov. 27,

2022
(23) % (15) pts (8) %
Six-Month Period Ended Nov.

27, 2022
(27) % (10) pts (17) %
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
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Nov. 27,

2022
(3) % (7) pts 4%
Six-Month Period Ended Nov.

27, 2022
Flat (5) pts 6%
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
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail 24 % Flat 24%
International (70) % (2) pts (68) %
Pet (34) % Flat (34) %
North America Foodservice 20 % Flat 20%
Six-Month Period Ended Nov.

27, 2022
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail
22 % Flat 22%
International (56) % (5)
pts
(51) %
Pet (15) % Flat (15) %
North America Foodservice
(3) %
Flat
(3) %
Note: Tables may not

foot due to rounding.

Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Six-Month Period Ended
Nov. 27, 2022 Nov. 28, 2021 Nov. 27, 2022 Nov. 28, 2021
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 730.0 $ 147.1 $ 735.1 $ 159.7 $ 1,749.6 $ 363.2 $ 1,513.1 $ 328.6
Divestitures gain, net - - - - (430.9) (101.9) - -
Mark-to-market effects 25.1 5.8 (12.1) (2.8) 199.8 46.0 (36.2) (8.3)
Investment activity, net 35.7 13.0 (10.5) 0.3 62.0 13.5 (9.8) 0.5
Product recall

2.9 0.7 - - 24.4 5.6 - -
Restructuring charges

(recoveries)
11.6 3.2 2.7 2.8 13.9 3.8 (1.4) 1.9
Acquisition integration costs 2.8 0.7 3.5 0.8 4.3 1.0 15.9 3.6
Transaction costs 1.8 0.6 37.6 7.8 2.0 0.6 48.2 12.4
Non-income tax recovery - - - - - - (20.6) (7.0)
As adjusted $ 809.9 $ 171.0 $ 756.4 $ 168.8 $ 1,625.1 $ 331.8 $ 1,509.2 $ 331.8
Effective tax rate:
As reported 20.2% 21.7% 20.8% 21.7%
As adjusted 21.1% 22.3% 20.4% 22.0%
Sum of adjustment to

income taxes
$ 23.9 $ 8.9 $ (31.4) $ 3.1
Average number

of common

shares - diluted EPS
602.0 613.0 604.0 613.8
Impact of income tax adjustments

on adjusted diluted EPS
$ (0.04) $ (0.01) $ 0.05 $ -
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

2022, was as follows:

In Millions
One-day Risk
of Loss
Change During
Six-Month
Period Ended
Nov. 27, 2022 Analysis of Change
Interest rate instruments $ 51 $ 10 Rising interest rates
Foreign currency instruments 35 15 Increase in portfolio basis
Commodity instruments 11 (2) Decrease in commodity prices
Equity instruments 3 1 Immaterial
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

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
November 27, 2022:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
August 29, 2022 -
October 2, 2022
1,888,000 $ 76.66 1,888,000 94,104,938
October 3, 2022 -
October 30, 2022
1,905,000 77.19 1,905,000 92,199,938
October 31, 2022 -
November 27, 2022
1,378,000 78.53 1,378,000 90,821,938
Total 5,171,000 $ 77.35 5,171,000 90,821,938
(a)

The total number

of shares purchased

includes shares of

common stock withheld

for the payment

of withholding taxes

upon the distribution

of
deferred option units.
(b)

On June

27, 2022,

our Board

of Directors

approved a

new authorization

for the

repurchase of

up to

100,000,000 shares

of our

common stock
and terminated

the prior

authorization. Purchases

can be

made in

the open

market or

in privately

negotiated transactions,

including the

use of
call options

and other

derivative instruments,

Rule 10b5-1

trading plans,

and accelerated

repurchase programs.

The Board

did not

specify an
expiration date for the authorization.

PART

II. OTHER INFORMATION
Item 6. Exhibits.

10.1
General Mills, Inc. 2022 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the
Company's Current Report on Form 8-K filed September 30, 2022).

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

GENERAL MILLS, INC.
(Registrant)
Date: December 20, 2022 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)