Form 10-Q
period 2023-02-26
GENERAL MILLS INC
filed 2023-03-23
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
FEBRUARY 26, 2023
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
company,” and “emergin

g

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
Yes
☐

No
☑
Number

of

shares

of

Common

Stock

outstanding

as

of

March

13,

2023:
587,354,488

(excluding
167,258,840

shares

held

in

the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters and nine-month periods ended February 26, 2023 and
February 27, 2022
4
Consolidated Statements of Comprehensive Income for the quarters and nine-month periods ended February
26, 2023 and February 27, 2022
5
Consolidated Balance Sheets as of February 26, 2023 and May 29, 2022
6
Consolidated Statements of Total Equity and Redeemable Interest for the quarters and nine-month periods ended February 26, 2023 and February 27, 2022
7
Consolidated Statements of Cash Flows for the nine-month periods ended February 26, 2023 and February
27, 2022
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
39
Item 4. Controls and Procedures
40
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
40
Item 6. Exhibits
41
Signatures
42

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Net sales $
5,125.9
$
4,537.7
$
15,064.2
$
14,101.6
Cost of sales
3,461.1
3,134.0
10,246.6
9,469.3
Selling, general, and administrative expenses
946.9
751.4
2,632.5
2,337.6
Divestitures gain, net
(13.7)
(170.1)
(444.6)
(170.1)
Restructuring, impairment, and other exit costs
1.4
7.1
14.1
5.1
Operating profit
730.2
815.3
2,615.6
2,459.7
Benefit plan non-service income
(21.6)
(27.1)
(65.0)
(84.4)
Interest, net
98.3
86.5
277.5
275.1
Earnings before income taxes and after-tax earnings

from

joint ventures
653.5
755.9
2,403.1
2,269.0
Income taxes
108.3
123.2
471.5
451.8
After-tax earnings from joint ventures
12.7
29.9
57.9
92.0
Net earnings, including earnings attributable to redeemable

and noncontrolling interests
557.9
662.6
1,989.5
1,909.2
Net earnings attributable to redeemable and

noncontrolling interests
4.8
2.3
10.5
24.7
Net earnings attributable to General Mills $
553.1
$
660.3
$
1,979.0
$
1,884.5
Earnings per share – basic $
0.94
$
1.09
$
3.32
$
3.10
Earnings per share – diluted $
0.92
$
1.08
$
3.28
$
3.07
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Net earnings, including earnings attributable to

redeemable and noncontrolling interests
$
557.9
$
662.6
$
1,989.5
$
1,909.2
Other comprehensive income (loss), net of tax:
Foreign currency translation
12.5
(122.5)
(98.7)
(184.9)
Other fair value changes:
Hedge derivatives
(5.7)
(30.8)
(23.2)
(10.4)
Reclassification to earnings:
Foreign currency translation
-
342.2
(7.4)
342.2
Hedge derivatives
18.9
30.2
18.5
34.4
Amortization of losses and prior service costs
13.9
22.3
42.2
53.5
Other comprehensive income (loss), net of tax
39.6
241.4
(68.6)
234.8
Total comprehensive

income

597.5
904.0
1,920.9
2,144.0
Comprehensive income (loss) attributable to

redeemable and noncontrolling interests
4.9
2.3
9.9
(47.0)
Comprehensive income attributable to General Mills $
592.6
$
901.7
$
1,911.0
$
2,191.0
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Feb. 26, 2023 May 29, 2022
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
618.7
$
569.4
Receivables
1,770.2
1,692.1
Inventories
2,083.3
1,867.3
Prepaid expenses and other current assets
643.8
802.1
Assets held for sale
-
158.9
Total current

assets
5,116.0
5,089.8
Land, buildings, and equipment
3,353.6
3,393.8
Goodwill
14,487.8
14,378.5
Other intangible assets
6,968.0
6,999.9
Other assets
1,274.4
1,228.1
Total assets $
31,199.8
$
31,090.1
LIABILITIES

AND EQUITY
Current liabilities:
Accounts payable $
3,868.2
$
3,982.3
Current portion of long-term debt
2,487.2
1,674.2
Notes payable
959.8
811.4
Other current liabilities
2,103.1
1,552.0
Total current

liabilities
9,418.3
8,019.9
Long-term debt
8,140.2
9,134.8
Deferred income taxes
2,151.6
2,218.3
Other liabilities
1,006.0
929.1
Total liabilities
20,716.1
20,302.1
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,191.1
1,182.9
Retained earnings
19,226.5
18,532.6
Common stock in treasury,

at cost, shares of
166.2

and
155.7
(8,220.1)
(7,278.1)
Accumulated other comprehensive loss
(2,038.5)
(1,970.5)
Total stockholders' equity
10,234.5
10,542.4
Noncontrolling interests
249.2
245.6
Total equity
10,483.7
10,788.0
Total liabilities and equity $
31,199.8
$
31,090.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Feb. 26, 2023 Feb. 27, 2022
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,372.1
$
9,804.7
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,155.3
1,365.1
Stock compensation plans
21.9
11.5
Unearned compensation related to stock unit awards
(14.8)
(19.1)
Earned compensation
28.7
31.7
Reversal of cumulative redeemable interest

value adjustments
-
(207.4)
Acquisition of noncontrolling interest
-
(19.5)
Ending balance
1,191.1
1,162.3
Retained earnings:
Beginning balance
18,991.9
17,363.2
Net earnings attributable to General Mills
553.1
660.3
Cash dividends declared ($
0.54

and $
0.51

per share)
(318.5)
(310.4)
Ending balance
19,226.5
17,713.1
Common stock in treasury:
Beginning balance
(164.4)
(8,023.5)
(151.4)
(6,915.2)
Shares purchased
(2.9)
(251.0)
(2.6)
(175.5)
Stock compensation plans
1.1
54.4
1.6
75.4
Ending balance
(166.2)
(8,220.1)
(152.4)
(7,015.3)
Accumulated other comprehensive loss:
Beginning balance
(2,078.0)
(2,364.1)
Other comprehensive income
39.5
241.4
Ending balance
(2,038.5)
(2,122.7)
Noncontrolling interests:
Beginning balance
250.9
280.2
Comprehensive income
4.9
2.3
Distributions to noncontrolling interest holders
(6.6)
(108.3)
Reclassification from redeemable interest
-
561.6
Reversal of cumulative redeemable interest

value adjustments
-
207.4
Divestiture
-
(680.4)
Ending balance
249.2
262.8
Total equity,

ending balance
$
10,483.7
$
10,075.7
Redeemable interest:
Beginning balance $
-
$
561.6
Reclassification to noncontrolling interest
-
(561.6)
Ending balance $
-
$
-
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,788.0
$
9,773.2
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,182.9
1,365.5
Stock compensation plans
23.8
15.5
Unearned compensation related to stock unit awards
(100.6)
(91.3)
Earned compensation
85.0
85.4
Decrease in redemption value of

redeemable interest
-
14.1
Reversal of cumulative redeemable interest

value adjustments
-
(207.4)
Acquisition of noncontrolling interest
-
(19.5)
Ending balance
1,191.1
1,162.3
Retained earnings:
Beginning balance
18,532.6
17,069.8
Net earnings attributable to General Mills
1,979.0
1,884.5
Cash dividends declared ($
2.16

and $
2.04

per share)
(1,285.1)
(1,241.2)
Ending balance
19,226.5
17,713.1
Common stock in treasury:
Beginning balance
(155.7)
(7,278.1)
(146.9)
(6,611.2)
Shares purchased
(15.0)
(1,152.3)
(8.8)
(550.5)
Stock compensation plans
4.5
210.3
3.3
146.4
Ending balance
(166.2)
(8,220.1)
(152.4)
(7,015.3)
Accumulated other comprehensive loss:
Beginning balance
(1,970.5)
(2,429.2)
Other comprehensive (loss) income
(68.0)
306.5
Ending balance
(2,038.5)
(2,122.7)
Noncontrolling interests:
Beginning balance
245.6
302.8
Comprehensive income (loss)
9.9
(17.8)
Distributions to noncontrolling interest holders
(11.4)
(110.8)
Reclassification from redeemable interest
-
561.6
Reversal of cumulative redeemable interest

value adjustments
-
207.4
Divestiture
5.1
(680.4)
Ending balance
249.2
262.8
Total equity,

ending balance
$
10,483.7
$
10,075.7
Redeemable interest:
Beginning balance $
-
$
604.9
Comprehensive loss
-
(29.2)
Decrease in redemption value of

redeemable interest
-
(14.1)
Reclassification to noncontrolling interest
-
(561.6)
Ending balance $
-
$
-
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022
Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$
1,989.5
$
1,909.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
411.0
430.6
After-tax earnings from joint ventures
(57.9)
(92.0)
Distributions of earnings from joint ventures
36.6
49.0
Stock-based compensation
86.7
80.3
Deferred income taxes
(71.2)
81.3
Pension and other postretirement benefit plan contributions
(20.2)
(20.7)
Pension and other postretirement benefit plan costs
(20.2)
(10.6)
Divestitures gain, net
(444.6)
(170.1)
Restructuring, impairment, and other exit costs
(14.6)
(62.5)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
21.3
91.5
Other, net
110.6
(57.9)
Net cash provided by operating activities
2,027.0
2,228.1
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(351.3)
(350.6)
Acquisition, net of cash acquired
(251.5)
(1,201.3)
Proceeds from divestitures, net of cash divested
633.1
46.1
Investments in affiliates, net
(30.8)
30.1
Proceeds from disposal of land, buildings, and equipment
0.8
1.6
Other, net
(6.4)
12.3
Net cash used by investing activities
(6.1)
(1,461.8)
Cash Flows - Financing Activities
Change in notes payable
159.2
471.5
Issuance of long-term debt
501.8
1,935.2
Payment of long-term debt
(600.0)
(2,278.2)
Proceeds from common stock issued on exercised options
168.0
96.2
Purchases of common stock for treasury
(1,152.3)
(550.5)
Dividends paid
(967.4)
(934.1)
Distributions to noncontrolling and redeemable interest holders
(11.4)
(110.8)
Other, net
(53.5)
(26.8)
Net cash used by financing activities
(1,955.6)
(1,397.5)
Effect of exchange rate changes on cash and cash equivalents
(16.0)
(29.6)
Increase (decrease) in cash and cash equivalents
49.3
(660.8)
Cash and cash equivalents - beginning of year
569.4
1,505.2
Cash and cash equivalents - end of period $
618.7
$
844.4
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(132.4)
$
(214.5)
Inventories
(237.0)
102.5
Prepaid expenses and other current assets
151.5
41.5
Accounts payable
(41.6)
(14.0)
Other current liabilities
280.8
176.0
Changes in current assets and liabilities $
21.3
$
91.5
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

February 26,
2023,

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
(2) Acquisitions and Divestitures
During

the first

quarter

of fiscal

2023,

we

acquired

TNT Crust,

a

manufacturer

of high-quality

frozen pizza

crusts

for

regional

and
national pizza

chains, foodservice

distributors, and

retail outlets,

for a

purchase price

of $
253.0

million. We

financed the

transaction
with U.S. commercial paper.

We consol

idated the TNT Crust business

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
148.8

million on the sale of these businesses during the third quarter of fiscal 2022.

During the third quarter of fiscal 2022, we sold a European dough business and recorded a net pre-tax gain on sale of $
21.3

million.
During

the

first

quarter

of

fiscal

2022,

we

acquired

Tyson

Foods’

pet

treats

business

for

$
1.2

billion

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
(3) Restructuring, Impairment, and Other Exit Costs
In the nine-month period ended February 26, 2023, we did not undertake any new restructuring actions. We

recorded $
2.1

million of
restructuring charges in the third quarter of fiscal 2023 and $
16.0

million of restructuring charges in the nine-month period ended
February 26, 2023, related to restructuring actions previously announced.

We recorded $
9.3

million of restructuring charges in the
third quarter of fiscal 2022 and $
7.9

million of restructuring charges in the nine-month period ended

February 27, 2022, related to
restructuring actions previously announced. We expect these actions to be completed by the end of fiscal 2024 .
We paid net $
30.6

million of cash in the nine-month period ended February 26, 2023, related to restructuring actions previously
announced. We

paid net $
70.4

million of cash in the same period of fiscal 2022.

The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:
In Millions Total
Reserve balance as of May 29, 2022 $
36.8
Fiscal 2023 charges, including foreign currency translation
8.6
Utilized in fiscal 2023
(26.5)
Reserve balance as of Feb. 26, 2023 $
18.9
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

In Millions Feb. 26, 2023 May 29, 2022
Goodwill $
14,487.8
$
14,378.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,708.2
6,725.8
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
385.5
400.3
Less accumulated amortization
(125.7)
(126.2)
Intangible assets subject to amortization, net
259.8
274.1
Other intangible assets
6,968.0
6,999.9
Total $
21,455.8
$
21,378.4
Based on the

carrying value of

finite-lived intangible assets

as of February

26, 2023, annual amortization

expense for each of

the next
five fiscal years is estimated to be approximately $
20

million.
The changes in the carrying amount of goodwill during the nine-month period ended February 26, 2023, were as follows:
In Millions
North
America
Retail Pet
North
America
Foodservice International Joint Ventures Total
Balance as of May 29, 2022 $
6,552.9
$
6,062.8
$
648.8
$
721.6
$
392.4
$
14,378.5
Acquisition
-
-
154.3
-
-
154.3
Divestitures
(2.0)
-
-
(0.4)
-
(2.4)
Other activity, primarily

foreign currency translation
(8.5)
-
-
(27.2)
(6.9)
(42.6)
Balance as of Feb. 26, 2023 $
6,542.4
$
6,062.8
$
803.1
$
694.0
$
385.5
$
14,487.8
The changes in the carrying amount of other intangible assets during the nine-month period ended February 26, 2023, were as follows:
In Millions Total
Balance as of May 29, 2022 $
6,999.9
Acquisition
3.8
Divestiture
(3.6)
Other activity, primarily

foreign currency translation
(32.1)
Balance as of Feb. 26, 2023 $
6,968.0

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
(5) Inventories
The components of inventories were as follows:
In Millions Feb. 26, 2023 May 29, 2022
Raw materials and packaging $
560.2
$
532.0
Finished goods
1,929.7
1,634.7
Grain
148.6
164.0
Excess of FIFO over LIFO cost
(555.2)
(463.4)
Total $
2,083.3
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

Unallocated corporate items for the quarters and nine-month periods ended

February 26, 2023, and February 27, 2022, included:
Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Net (loss) gain on mark-to-market valuation of certain

commodity positions
$
(30.2)
$
72.3
$
(123.4)
$
119.3
Net gain on commodity positions reclassified from

unallocated corporate items to segment operating profit
(21.5)
(48.1)
(85.0)
(118.7)
Net mark-to-market revaluation of certain grain inventories
(14.9)
(44.2)
(58.0)
15.6
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(66.6)
$
(20.0)
$
(266.4)
$
16.2
As

of

February

26,

2023,

the

net

notional

value

of

commodity

derivatives

was

$
448.0

million,

of

which

$
153.0

million

related

to
energy inputs and $
295.0

million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the
next
12

months.
As of February 26, 2023, the notional value of foreign exchange derivatives was $
1,111.8

million.
We
also have net

investments in

foreign subsidiaries

that are denominated

in euros. As

of February

26, 2023, we

hedged a portion

of
these investments with €
2,942.8

million of euro-denominated bonds.

The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as of February 26, 2023,

and were Level 1 or Level 2 assets and

liabilities in the fair value hierarchy.

We did

not significantly
change our valuation techniques from prior periods.

During

the third

quarter of

fiscal 2023,

in advance

of a

planned debt

refinancing,

we entered

into a

€
250.0

million notional

amount
forward-starting interest rate swap.

During

the

second

quarter

of

fiscal

2023,

we

entered

into

a

$
500.0

million

notional

amount

interest

rate

swap

to

convert

our
$
500.0

million fixed rate notes due
November 18, 2025
, to a floating rate.

Subsequent

to

the

end

of

the

third

quarter

of

fiscal

2023,

in

advance

of

planned

debt

refinancings,

we

entered

into

€
500.0

million
notional amount of forward-starting interest rate swaps and $
350.0

million notional amount of treasury locks.
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

2023, $
1,483.9

million of

our

total accounts

payable were

payable

to suppliers

who utilize
these

third-party

services.

As

of

February

27,

2022,

$
1,382.8

million

of

our

total

accounts

payable

were

payable

to

suppliers

who
utilize these third-party services.
(7) Debt
The components of notes payable were as follows:

In Millions Feb. 26, 2023 May 29, 2022
U.S. commercial paper $
948.1
$
694.8
Financial institutions
11.7
116.6
Total $
959.8
$
811.4
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 26, 2023:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
-
Total committed

and uncommitted credit facilities
$
3.3
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of February 26, 2023.
Long-Term

Debt

The fair

values and

carrying amounts

of long-term

debt, including

the current

portion, were

$
9,840.9

million and

$
10,627.4

million,
respectively,

as of

February

26,

2023.

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
Certain of

our long-term

debt agreements

contain restrictive

covenants.
As of February 26, 2023, we were in compliance with all of
these covenants.
(8) Redeemable and Noncontrolling Interests
The

third-party

holder

of

the

General

Mills

Cereals,

LLC

(GMC)

Class A

Interests

receives

quarterly

preferred

distributions

from
available net

income based

on the application

of a

floating preferred

return rate

to the

holder’s capital

account balance

established in
the most recent

mark-to-market valuation

(currently $
251.5

million). The

floating preferred return

rate on GMC’s

Class A Interests is
the

sum

of

the
three-month Term SOFR

plus
186

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
Our noncontrolling interests contain restrictive covenants. As of February 26, 2023, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:
Quarter Ended Quarter Ended
Feb. 26, 2023 Feb. 27, 2022
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
553.1
$
4.8
$
660.3
$
2.3
Other comprehensive income (loss):
Foreign currency translation $
3.4
$
9.0
12.4
0.1
$
(125.7)
$
3.2
(122.5)
-
Other fair value changes:
Hedge derivatives
(6.3)
0.6
(5.7)
-
(23.9)
(6.9)
(30.8)
-
Reclassification to earnings:
Foreign currency translation (a)
-
-
-
-
342.2
-
342.2
-
Hedge derivatives (b)
23.1
(4.2)
18.9
-
23.1
7.1
30.2
-
Amortization of losses and

prior service costs (c)
18.1
(4.2)
13.9
-
28.8
(6.5)
22.3
-
Other comprehensive income $
38.3
$
1.2
39.5
0.1
$
244.5
$
(3.1)
241.4
-
Total comprehensive income $
592.6
$
4.9
$
901.7
$
2.3
(a)

Loss reclassified from AOCI into earnings is reported in the divestitures gain.
(b)

Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Nine-Month Period Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022
General Mills
Noncontrolling
Interests General Mills
Noncontrolling
Interests
Redeemable
Interest
In Millions Pretax Tax Net Net Pretax Tax Net Net Net
Net earnings, including earnings

attributable to redeemable and

noncontrolling interests

$
1,979.0
$
10.5
$
1,884.5
$
7.2
$
17.5
Other comprehensive (loss) income:
Foreign currency translation $
(83.3)
$
(14.8)
(98.1)
(0.6)
$
(166.6)
$
53.7
(112.9)
(25.0)
(47.0)
Other fair value changes:
Hedge derivatives
(29.3)
6.1
(23.2)
-
8.0
(18.9)
(10.9)
-
0.5
Reclassification to earnings:
Foreign currency translation (a)
(7.4)
-
(7.4)
-
342.2
-
342.2
-
-
Hedge derivatives (b)
23.0
(4.5)
18.5
-
23.0
11.6
34.6
-
(0.2)
Amortization of losses and

prior service costs (c)

54.6
(12.4)
42.2
-
68.8
(15.3)
53.5
-
-
Other comprehensive (loss) income $
(42.4)
$
(25.6)
(68.0)
(0.6)
$
275.4
$
31.1
306.5
(25.0)
(46.7)
Total comprehensive income (loss) $
1,911.0
$
9.9
$
2,191.0
$
(17.8)
$
(29.2)
(a)

(Gain) loss reclassified from AOCI into earnings is reported in the divestitures gain.
(b)

Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Feb. 26, 2023 May 29, 2022
Foreign currency translation adjustments $
(696.2)
$
(590.7)
Unrealized gain from hedge derivatives
18.6
23.3
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,459.1)
(1,513.4)
Prior service credits
98.2
110.3
Accumulated other comprehensive loss $
(2,038.5)
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

Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Compensation expense related to stock-based payments $
29.1
$
31.4
$
86.7
$
78.9
Compensation

expense

related

to

stock-based

payments

recognized

in

the

Consolidated

Statements

of

Earnings

includes

amounts
recognized in restructuring, impairment, and other exit costs in fiscal 2022.
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:
Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Windfall tax benefits from stock-based payments $
6.2
$
6.7
$
24.6
$
13.0
As

of

February

26,

2023,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
133.1

million. This expense will be recognized over
20

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022
Net cash proceeds $
168.0
$
96.2
Intrinsic value of options exercised $
81.8
$
44.4
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
Feb. 26, 2023 Feb. 27, 2022
Estimated fair values of stock options granted

$
14.16
$
8.77
Assumptions:
Risk-free interest rate
3.3
%
1.5
%
Expected term
8.5
years
8.5
years
Expected volatility
20.9
%
20.2
%
Dividend yield
3.1
%
3.4
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:
Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022
Total grant date fair

value
$
105.4
$
79.0

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended Nine-Month Period Ended
In Millions, Except per Share Data Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Net earnings attributable to General Mills $
553.1
$
660.3
$
1,979.0
$
1,884.5
Average number

of common shares - basic EPS
592.5
606.8
596.2
608.6
Incremental share effect from: (a)
Stock options
3.7
2.9
3.6
2.4
Restricted stock units and performance share units
2.8
2.7
2.6
2.5
Average number

of common shares - diluted EPS
599.0
612.4
602.4
613.5
Earnings per share – basic $
0.94
$
1.09
$
3.32
$
3.10
Earnings per share – diluted $
0.92
$
1.08
$
3.28
$
3.07
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method.

Stock

options,

restricted

stock

units,

and

performance

share units

excluded

from

our

computation

of

diluted

EPS

because

they
were not dilutive were as follows
:
Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Anti-dilutive stock options, restricted stock units, and

performance share units

0.8
1.0
0.9
4.5

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Shares of common stock
2.9
2.6
15.0
8.8
Aggregate purchase price $
251.0
$
175.5
$
1,152.3
$
550.5

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022
Net cash interest payments $
225.6
$
234.2
Net income tax payments $
538.4
$
397.3

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Feb. 26,
2023
Feb. 27,
2022
Feb. 26,
2023
Feb. 27,
2022
Feb. 26,
2023
Feb. 27,
2022
Service cost $
17.6
$
23.2
$
1.4
$
2.0
$
2.1
$
1.8
Interest cost
64.6
46.0
4.5
3.1
0.7
0.4
Expected return on plan assets
(105.0)
(102.8)
(7.7)
(6.6)
-
-
Amortization of losses (gains)
28.3
35.7
(4.9)
(2.7)
0.1
0.8
Amortization of prior service costs (credits)
0.4
0.2
(5.9)
(5.3)
0.1
0.1
Other adjustments
-
-
-
-
3.2
4.0
Net expense (income) $
5.9
$
2.3
$
(12.6)
$
(9.5)
$
6.2
$
7.1
Defined Benefit

Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Nine-Month
Period Ended
Nine-Month
Period Ended
Nine-Month
Period Ended
In Millions
Feb. 26,
2023
Feb. 27,
2022
Feb. 26,
2023
Feb. 27,
2022
Feb. 26,
2023
Feb. 27,
2022
Service cost $
52.7
$
70.4
$
4.0
$
5.8
$
6.3
$
5.3
Interest cost
193.8
138.4
13.5
9.4
2.3
1.1
Expected return on plan assets
(315.0)
(308.5)
(23.3)
(20.0)
-
-
Amortization of losses (gains)
85.0
106.1
(14.6)
(8.1)
0.2
2.3
Amortization of prior service costs (credits)
1.1
0.6
(17.4)
(15.7)
0.3
0.3
Other adjustments
-
-
-
-
9.1
9.7
Curtailment gain
-
(14.3)
-
(5.7)
-
-
Net expense (income) $
17.6
$
(7.3)
$
(37.8)
$
(34.3)
$
18.2
$
18.7

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

The amount of excise tax on

the repurchase of corporate stock

was immaterial in the third quarter

of fiscal
2023.

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

26,

2023,

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

Our operating segment results were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Net sales:
North America Retail $
3,232.0
$
2,811.9
$
9,593.9
$
8,567.1
International
700.6
721.0
2,024.8
2,566.0
Pet
645.5
567.7
1,818.3
1,649.1
North America Foodservice
547.8
437.1
1,627.2
1,319.4
Total $
5,125.9
$
4,537.7
$
15,064.2
$
14,101.6
Operating profit:
North America Retail $
786.9
$
611.5
$
2,401.8
$
1,935.5
International
42.4
35.9
95.0
155.9
Pet
102.6
110.6
312.3
357.3
North America Foodservice
82.4
35.2
217.5
174.9
Total segment operating

profit
$
1,014.3
$
793.2
$
3,026.6
$
2,623.6
Unallocated corporate items
296.4
140.9
841.5
328.9
Divestitures gain, net
(13.7)
(170.1)
(444.6)
(170.1)
Restructuring, impairment, and other exit costs
1.4
7.1
14.1
5.1
Operating profit $
730.2
$
815.3
$
2,615.6
$
2,459.7
Net sales for our North America Retail operating units were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
U.S. Meals & Baking Solutions $
1,185.3
$
968.0
$
3,456.2
$
3,032.6
U.S. Morning Foods
918.6
858.0
2,731.1
2,514.4
U.S. Snacks
883.5
745.0
2,663.6
2,282.3
Canada
244.6
240.9
743.0
737.8
Total $
3,232.0
$
2,811.9
$
9,593.9
$
8,567.1
Net sales by class of similar products were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
Snacks $
1,065.5
$
925.3
$
3,236.7
$
2,827.4
Cereal
801.9
754.4
2,427.5
2,227.6
Convenient meals
815.6
772.8
2,281.2
2,258.1
Dough
644.8
446.6
1,855.2
1,458.8
Pet
646.2
568.1
1,820.7
1,649.5
Baking mixes and ingredients
517.7
465.9
1,554.9
1,379.4
Yogurt
378.0
349.3
1,081.5
1,362.3
Super-premium ice cream
148.2
151.4
496.6
596.2
Other
108.0
103.9
309.9
342.3
Total $
5,125.9
$
4,537.7
$
15,064.2
$
14,101.6

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
CONSOLIDATED

RESULTS

OF OPERATIONS
Third Quarter Results
In

the

third

quarter

of

fiscal

2023,

net

sales

increased

13 percent

and

organic

net

sales

increased

16

percent

compared

to

the

same
period last

year.

Operating profit

decreased 10

percent to

$730 million,

primarily driven

by higher

input costs,

an increase

in selling,
general

and

administrative

(SG&A)

expenses,

a

lower

net

gain

on

divestitures,

and

an

unfavorable

change

to

the

mark-to-market
valuation of

certain commodity

positions and

grain inventories,

partially offset

by favorable

net price

realization and

mix. Operating
profit margin of 14.2 percent decreased

380 basis points. Adjusted operating profit of

$807 million increased 20 percent on

a constant-
currency

basis,

primarily

driven

by favorable

net price

realization

and

mix,

partially

offset

by higher

input

costs

and

an increase

in
SG&A

expenses.

Adjusted

operating

profit

margin

increased

80

basis

points

to

15.7

percent.

Diluted

earnings

per

share

of

$0.92
decreased

15

percent

in

the

third

quarter

of

fiscal

2023.

Adjusted

diluted

earnings

per

share

of

$0.97

increased

17 percent

on

a
constant-currency basis

compared to

the third

quarter of

fiscal 2022.

See the

“Non-GAAP Measures”

section below

for a

description
of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the third quarter of fiscal 2023 follows:

Quarter Ended Feb. 26, 2023
In millions,
except per share
Quarter Ended
Feb. 26, 2023 vs.
Feb. 27, 2022
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 5,125.9 13%
Operating profit 730.2 (10) % 14.2%
Net earnings attributable to General Mills 553.1 (16) %
Diluted earnings per share $ 0.92 (15) %
Organic net sales growth rate (a) 16%

Adjusted operating profit (a) 807.0 19% 15.7% 20%
Adjusted diluted earnings per share (a) $ 0.97 15% 17%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Feb. 26, 2023
Feb. 26, 2023 vs.

Feb. 27, 2022 Feb. 27, 2022
Net sales (in millions) $ 5,125.9 13% $ 4,537.7
Contributions from volume growth (a) Flat
Net price realization and mix 14 pts
Foreign currency exchange (1) pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales in

the third

quarter of

fiscal 2023

increased 13

percent compared

to the

same period

in fiscal

2022, driven

by favorable

net
price realization and mix, partially offset by unfavorable

foreign currency exchange.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 26, 2023 vs.
Quarter Ended Feb. 27, 2022
Contributions from organic volume growth (a) Flat
Organic net price realization and mix 16 pts
Organic net sales growth 16 pts
Foreign currency exchange (1) pt
Acquisitions and divestitures (2) pts
Net sales growth 13 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

increased

16

percent

in

the

third

quarter

of

fiscal

2023

compared

to

the

same

period

in

fiscal

2022

driven

by
favorable organic net price realization and mix.
Cost of

sales
increased $327 million

to $3,461

million in the

third quarter

of fiscal 2023

compared to

the same

period in fiscal

2022.
The

increase

was primarily

driven

by

a

$290 million

increase

attributable

to

product

rate and

mix,

partially

offset

by

a

$10 million
decrease attributable

to lower volume.

We

recorded a $67

million net increase

in cost of

sales related to

the mark-to-market

valuation
of certain

commodity positions

and grain

inventories in

the third

quarter of

fiscal 2023

compared to

a $20 million

net increase

in the
third quarter of fiscal 2022.

Divestitures gain, net

totaled $14 million in

the third quarter of fiscal 2023,

compared to $170 million recorded

in the third quarter of
fiscal 2022.

In fiscal

2022,

we sold

our

interests in

Yoplait

SAS, Yoplait

Marques

SNC,

and

Liberté

Marques

Sàrl and

a European
dough business (please refer to Note 2 to the Consolidated Financial Statements in

Part I, Item 1 of this report).
SG&A

expenses
increased

$196

million

to

$947 million

in

the

third

quarter

of

fiscal

2023,

compared

to

the

same

period

in

fiscal
2022,

primarily

driven

by increased

media

and advertising

expenses,

an increase

in certain

compensation

and benefits

expenses,

an
increase

in

charitable

contributions,

and

unfavorable

valuation

adjustments

on

certain

corporate

investments

in

fiscal

2023.

SG&A
expenses as

a percent

of net

sales in

the third

quarter of

fiscal 2023

increased 190

basis points

compared to

the third

quarter of

fiscal
2022.
Restructuring, impairment,

and other exit

costs
totaled $1 million in

the third quarter

of fiscal 2023,

compared to $7 million

in the
same period last year (please refer to Note 3 to the Consolidated Financial

Statements in Part I, Item 1 of this report).
Benefit plan

non-service income
totaled $22 million

in the

third quarter

of fiscal

2023, compared

to $27 million

in the

same period
last year,

primarily reflecting

an increase

in interest

costs, partially

offset by

lower amortization

of losses

and higher

expected return
on plan assets.

Interest,

net
for

the third

quarter

of fiscal

2023

totaled

$98 million,

up $12

million

from the

third

quarter of

fiscal

2022,

primarily
driven by higher interest rates, partially offset by lower

average long-term debt levels.
The
effective

tax

rate

for

the third

quarter

of fiscal

2023

was 16.6

percent

compared

to 16.3

percent

for

the

third

quarter

of fiscal
2022. The

0.3 percentage

point increase

was primarily

due to

certain unfavorable

nonrecurring discrete

tax items,

partially offset

by
favorable changes in

earnings mix by jurisdiction

in fiscal 2023. Our effective

tax rate excluding certain

items affecting comparability
was

21.6 percent

in

the

third

quarter

of

fiscal

2023,

compared

to

21.0

percent

in

the

same

period

last

year

(see

the

“Non-GAAP
Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.6

percentage

point

increase

was
primarily

due

to

certain

unfavorable

nonrecurring

discrete

tax

items,

partially

offset

by

favorable

changes

in

earnings

mix

by
jurisdiction in fiscal 2023.

After-tax earnings

from joint

ventures

for the

third quarter

of fiscal

2023
decreased to

$13 million compared

to $30

million in

the
same period

in fiscal

2022, primarily

driven by

higher input

costs and

unfavorable nonrecurring

discrete tax

items at

Cereal Partners
Worldwide

(CPW),

partially

offset

by

favorable

net

price

realization

and

mix

at

CPW.

On

a

constant-currency

basis,

after-tax
earnings

from

joint

ventures

decreased

51 percent

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of
measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 26, 2023 vs.
Quarter Ended Feb. 27, 2022 CPW HDJ (a) Total
Contributions from volume growth (b) (13) pts (2) pts
Net price realization and mix 15 pts 3 pts
Net sales growth in constant currency 2 pts 1 pt 2 pts
Foreign currency exchange (5) pts (14) pts (7) pts
Net sales growth (3) pts (13) pts (5) pts
Note: Table may

not foot due to rounding.
(a)

Häagen-Dazs Japan, Inc.

(b)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding
decreased

by

13 million

in

the

third

quarter

of

fiscal

2023

from

the

same

period

a

year

ago
primarily due to share repurchases, partially offset by option exercises.
Nine-Month Results
In the

nine-month period

ended February

26, 2023,

net sales

increased 7

percent compared

to the

same period

last year,

and organic
net sales increased 12

percent compared to the

same period last year.

Operating profit increased 6

percent to $2,616 million,

primarily
driven by favorable net price realization and

mix and a higher net gain on divestitures, partially

offset by higher input costs, a decrease
in

contributions

from

volume

growth,

an

unfavorable

change

to

the

mark-to-market

valuation

of

certain

commodity

positions

and
grain inventories, an increase in

SG&A expenses,

and lower net corporate investment

activity. Operating

profit margin of 17.4 percent
essentially matched the

same period last year.

Adjusted operating profit of

$2,568 million increased 11

percent on a constant-currency
basis,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs, a

decrease

in

contributions
from volume

growth, and

an increase in

SG&A expenses.

Adjusted operating

profit margin

increased

60 basis points

to 17.0

percent.
Diluted

earnings

per

share

of

$3.28

increased

7

percent

in

the

nine-month

period

ended

February

26,

2023,

and

adjusted

diluted
earnings per

share of

$3.18 increased

14 percent

on a

constant-currency

basis compared

to the

same period

last year

(see the

“Non-
GAAP Measures” section below for a description of our use of measures not defined by GAAP).
A summary of our consolidated financial results for the nine-month period ended February 26, 2023, follows:
Nine-Month Period Ended Feb. 26, 2023
In millions,
except per
share
Nine-Month
Period Ended
Feb. 26, 2023 vs.
Feb. 27, 2022
Percent of Net
Sales
Constant-
Currency

Growth (a)
Net sales

$ 15,064.2 7%
Operating profit 2,615.6 6% 17.4%
Net earnings attributable to General Mills 1,979.0 5%
Diluted earnings per share $ 3.28 7%
Organic net sales growth rate (a) 12%
Adjusted operating profit (a) 2,567.9 11% 17.0% 11%
Adjusted diluted earnings per share (a) $ 3.18 13% 14%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales

were as follows:
Nine-Month Period Ended
Feb. 26, 2023
Feb. 26, 2023 vs.
Feb. 27, 2022 Feb. 27, 2022
Net sales (in millions) $ 15,064.2 7% $ 14,101.6
Contributions from volume growth (a) (8) pts
Net price realization and mix 16 pts
Foreign currency exchange (1) pt
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
The 7

percent increase

in net

sales for

the nine-month

period ended

February 26,

2023, was

driven

by favorable

net price

realization
and mix, partially offset by a decrease in contributions

from volume growth and unfavorable foreign currency exchange.
Components of organic net sales growth are shown in the following table:
Nine-Month Period Ended Feb. 26, 2023 vs.
Nine-Month Period Ended Feb. 27, 2022
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 16 pts
Organic net sales growth 12 pts
Foreign currency exchange (1) pt
Acquisition and divestitures (4) pts
Net sales growth 7 pts
Note: Table may not foot due to rounding
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

increased

12

percent

in

the

nine-month

period

ended

February

26,

2023,

driven

by

favorable

organic

net

price
realization and mix, partially offset by a decrease in

contributions from organic volume growth.

Cost

of

sales

increased

$777 million

to

$10,247 million

in

the

nine-month

period

ended

February

26,

2023,

compared

to

the

same
period in

fiscal 2022.

The increase

was driven

by a

$1,229 million increase

attributable to

product rate

and mix,

partially offset

by a
$759

million

decrease due

to lower

volume.

We

recorded

a $266

million

net increase

in cost

of sales

related

to the

mark-to-market
valuation

of

certain

commodity

positions

and

grain

inventories

in

the

nine-month

period

ended

February

26,

2023,

compared

to

a
$16 million net

decrease in

the nine-month

period ended

February 27,

2022. In

the nine-month

period ended

February 26,

2023, we
recorded a $25 million charge related to a voluntary recall

on certain international
Häagen-Dazs

ice cream products.

SG&A expenses
increased $295 million

to $2,632 million

in the

nine-month period

ended February

26, 2023,

compared to

the same
period

in

fiscal

2022,

primarily

driven

by

unfavorable

valuation

adjustments

and

the

loss

on

sale

of

certain

corporate

investments,
increased

media

and

advertising

expenses,

an

increase

in

certain

compensation

and

benefits expenses,

and

an

increase

in

charitable
contributions

in

fiscal

2023.

SG&A

expenses

as

a

percent

of

net

sales

increased

90

basis

points

in

the

nine-month

period

ended
February 26, 2023, compared to the same period of fiscal 2022.
Divestitures

gain,

net

totaled

$445

million

in

the

nine-month

period

ended

February

26,

2023,

primarily

related

to

the sale

of

our
Helper main

meals and

Suddenly Salad

side dishes

business.

During the

nine-month period

ended February

27, 2022,

we recorded

a
$170 million divestitures gain related to the sale of our interest in Yoplait

SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl and a
European dough business (please refer to Note 2 to the Consolidated Financial

Statements in Part I, Item 1 of this report).
Restructuring, impairment,

and other

exit costs
totaled $14 million

in the

nine-month period

ended February

26, 2023,

compared
to

$5 million

in

the

same

period

last

year

(please

refer

to Note

3

to

the

Consolidated

Financial

Statements

in

Part

I,

Item

1

of

this
report).
Benefit plan non-service

income

totaled $65 million

in the nine-month

period ended

February 26,

2023, compared

to $84 million

in
the same

period last

year, primarily

reflecting an

increase in

interest costs,

partially offset

by lower

amortization of

losses and

higher
expected return on plan assets.

Interest, net

for the nine-month period ended February 26, 2023,

increased $2 million to $278 million compared to the same period of
fiscal 2022.
The
effective

tax rate

for

the nine-month

period ended

February

26,

2023, was

19.6

percent compared

to 19.9

percent in

the nine-
month

period

ended

February

27,

2022.

The

0.3

percentage

point

decrease

was

primarily

due

to

certain

nonrecurring

discrete

tax
benefits

and favorable

changes in

earnings

mix by

jurisdiction,

partially offset

by certain

unfavorable

tax components

related

to the
divestitures

incurred

in

the

nine-month

period

ended

February

26,

2023.

Our

effective

tax

rate

excluding

certain

items

affecting
comparability

was 20.8 percent

in the

nine-month period

ended February

26, 2023,

compared to

21.7 percent

in the

same period

last
year

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.9
percentage

point

decrease

is

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

and

favorable

changes

in

earnings

mix

by
jurisdiction in the nine-month period ended February 26, 2023.
After-tax earnings

from

joint ventures

decreased to

$58 million for

the nine-month

period ended

February 26,

2023, compared

to
$92 million

in the

same period

in fiscal

2022,

primarily

driven by

higher input

costs at

CPW and

HDJ and

lower net

sales at

HDJ,
partially offset by favorable net price realization

and mix at CPW.

On a constant-currency basis, after-tax earnings from

joint ventures
decreased 28

percent (see the

“Non-GAAP Measures”

section below

for a description

of our use

of measures

not defined

by GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:
Nine-Month Period Ended Feb. 26, 2023 vs.
Nine-Month Period Ended Feb. 27, 2022 CPW HDJ Total
Contributions from volume growth (a) (10) pts (7) pts
Net price realization and mix 13 pts Flat
Net sales growth in constant currency 3 pts (6) pts 1 pt
Foreign currency exchange (10) pts (17) pts (11) pts
Net sales growth (7) pts (23) pts (11) pts
Note: Table may not foot due to rounding
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding

decreased

by

11 million

in

the

nine-month

period

ended

February

26,

2023,

from

the

same
period a year ago primarily due to share repurchases, partially offset by option exercises.
SEGMENT OPERATING

RESULTS
Our businesses are

organized into

four operating segments:

North America Retail,

International, Pet, and

North America Foodservice.
Please

refer

to

Note

17

of

the

Consolidated

Financial

Statements

in

Part

I,

Item

1

of

this

report

for

a

description

of

our

operating
segments.
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Net sales (in millions) $ 3,232.0 15% $ 2,811.9 $ 9,593.9 12% $ 8,567.1
Contributions from volume growth (a) (1) pt (5) pts
Net price realization and mix 17 pts 17 pts
Foreign currency exchange (1) pt Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America Retail

net sales

increased

15 percent

in the

third quarter

of fiscal

2023, compared

to the

same period

in fiscal

2022,
driven by

favorable net price

realization and

mix, partially offset

by a decrease

in contributions from

volume growth

and unfavorable
foreign currency exchange.
North America

Retail net sales

increased 12

percent in the

nine-month period

ended February

26, 2023,

compared to the

same period
in fiscal 2022, driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 26, 2023
Contributions from organic volume growth (a) Flat (4) pts
Organic net price realization and mix 18 pts 18 pts
Organic net sales growth 18 pts 14 pts
Foreign currency exchange (1) pt Flat
Divestitures (b) (3) pts (2) pts
Net sales growth 15 pts 12 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestitures primarily include the impact of the sale of our Helper main meals and Suddenly Salad side dishes businesses in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America

Retail organic

net sales

increased 18

percent in

the third

quarter of

fiscal 2023,

compared to

the same

period in

fiscal
2022, driven by favorable organic net price realization

and mix.
North America Retail organic

net sales increased 14 percent

in the nine-month period

ended February 26, 2023, compared

to the same
period

in fiscal

2022,

driven by

favorable

organic

net price

realization

and

mix, partially

offset

by a

decrease in

contributions

from
organic volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 26, 2023
U.S. Meals & Baking Solutions 22% 14%
U.S. Snacks 19% 17%
U.S. Morning Foods 7% 9%
Canada (a) 2% 1%
Total 15% 12%
(a)

On a constant-currency basis, Canada net

sales increased 8 percent in the

third quarter of fiscal 2023 and

increased 6 percent for the nine-month
period ended February 26, 2023,

compared to the same periods

in fiscal 2022. See the

"Non-GAAP Measures" section below for

our use of this
measure not defined by GAAP.
Segment

operating

profit

increased

29

percent

to

$787 million

in

the

third

quarter

of

fiscal

2023,

compared

to

$612 million

in

the
same

period

in

fiscal

2022,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs

and
higher SG&A expenses.

Segment operating profit

increased 29 percent

on a constant-currency

basis in the third

quarter of fiscal

2023
compared to the

same period in

fiscal 2022 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
Segment

operating

profit

increased

24

percent

to

$2,402 million

in

the

nine-month

period

ended

February

26,

2023,

compared

to
$1,936 million in the

same period in fiscal

2022, primarily driven by

favorable net price realization

and mix, partially offset

by higher
input

costs,

a

decrease

in

contributions

from

volume

growth,

and

higher

SG&A

expenses.

Segment

operating

profit

increased

24
percent on

a constant-currency

basis in

the nine-month

period ended

February 26,

2023, compared

to the

same period

in fiscal

2022
(see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

International Segment Results
International net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Net sales (in millions) $ 700.6 (3) % $ 721.0 $ 2,024.8 (21) % $ 2,566.0
Contributions from volume growth (a) (10) pts (31) pts
Net price realization and mix 11 pts 15 pts
Foreign currency exchange (4) pts (5) pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net

sales decreased 3

percent in the

third quarter of

fiscal 2023,

compared to the

same period

in fiscal 2022,

driven by

a
decrease

in

contributions

from

volume

growth,

including

the

impact

of

volume

declines

from

divestitures,

and

unfavorable

foreign
currency exchange,

partially offset by favorable net price realization and mix.
International net

sales decreased 21

percent in the

nine-month period

ended February 26,

2023, compared

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

Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 26, 2023
Contributions from organic volume growth (a) (4) pts (6) pts
Organic net price realization and mix 11 pts 9 pts
Organic net sales growth 8 pts 3 pts
Foreign currency exchange (4) pts (5) pts
Divestitures (b) (6) pts (19) pts
Net sales growth (3) pts (21) pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestitures primarily include the impact of the sale of our interests in Yoplait SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl and our

European dough businesses in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
International

organic

net

sales increased

8

percent

in

the

third

quarter

of

fiscal

2023

and 3

percent

in

the

nine-month

period

ended
February 26,

2023, compared

to the

same periods

in fiscal

2022, driven

by favorable

organic net

price realization

and mix,

partially
offset by a decrease in contributions from organic

volume growth.
Segment operating

profit increased

18 percent

to $42 million

in the

third quarter

of fiscal

2023,

compared to

$36 million in

the same
period in fiscal 2022, primarily driven

by favorable net price realization

and mix and a decrease in SG&A expenses,

partially offset by
higher

input

costs

and

a

decrease

in

contributions

from

volume

growth,

including

the

impact

of volume

declines

from

divestitures.
Segment operating

profit increased

27 percent

on a

constant-currency basis

in the

third quarter

of fiscal

2023 compared

to the

same
period in fiscal 2022 (see the “Non-GAAP Measures”

section below for our use of this measure not defined by GAAP).
Segment

operating

profit

decreased

39

percent

to

$95 million

in

the

nine-month

period

ended

February

26,

2023,

compared

to
$156 million

in

the

same

period

in

fiscal

2022,

primarily

driven

by

a

decrease

in

contributions

from

volume

growth,

including

the
impact

of

volume declines

from

divestitures

and

the voluntary

recall

on certain

international
Häagen-Dazs

ice

cream

products,

and
higher

input costs,

partially

offset

by favorable

net price

realization and

mix and

a decrease

in SG&A

expenses.

Segment operating
profit

decreased

33

percent

on a

constant-currency

basis in

the

nine-month

period

ended February

26,

2023,

compared

to

the

same
period in fiscal 2022 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results
Pet net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Net sales (in millions) $ 645.5 14% $ 567.7 $ 1,818.3 10% $ 1,649.1
Contributions from volume growth (a) 6 pts (2) pts
Net price realization and mix 8 pts 13 pts
Foreign currency exchange Flat Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Pet net

sales increased

14 percent

in the

third quarter

of fiscal 2023,

compared to

the same period

in fiscal 2022,

driven by

favorable
net price realization and mix and an increase in contributions from volume growth

.
Pet net sales increased 10

percent during the

nine-month period ended February

26, 2023, compared to

the same period in fiscal

2022,
driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.
The components of Pet organic net sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 26, 2023
Contributions from organic volume growth (a) 6 pts (3) pts
Organic net price realization and mix 8 pts 12 pts
Organic net sales growth 14 pts 9 pts
Foreign currency exchange Flat Flat
Acquisition (b) Flat 1 pt
Net sales growth 14 pts 10 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of Tyson Foods’ pet treats business in fiscal 2022. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of

this report.
Pet organic

net sales

increased 14

percent in

the third

quarter of

fiscal 2023,

compared to

the same

period in

fiscal 2022,

driven by
favorable organic net price realization and mix and

an increase in contributions from organic volume growth.
Pet organic

net

sales increased

9 percent

in the

nine-month

period

ended February

26,

2023,

compared

to

the same

period

in fiscal
2022,

driven by

favorable organic

net price

realization and

mix,

partially offset

by a

decrease in

contributions from

organic

volume
growth.
Segment operating profit

decreased 7 percent to $103

million in the third quarter

of fiscal 2023,

compared to $111

million in the same
period

in

fiscal

2022,

primarily

driven

by

higher

input

costs

and

higher

SG&A

expenses,

partially

offset

by

favorable

net

price
realization and mix and

an increase in contributions

from volume growth.

Segment operating profit decreased

7 percent on a constant-
currency basis in

the third

quarter of

fiscal 2023

compared to the

same period

in fiscal 2022

(see the “Non-GAAP

Measures” section
below for our use of this measure not defined by GAAP).
Segment

operating

profit

decreased

13

percent

to

$312 million

in

the

nine-month

period

ended

February

26,

2023,

compared

to
$357 million in

the same period

in fiscal 2022,

primarily driven

by higher input

costs, an increase

in SG&A expenses,

and a decrease
in contributions

from volume

growth, partially

offset

by favorable

net price

realization and

mix. Segment

operating profit

decreased
13 percent on a constant-currency basis in the nine-month

period ended February 26, 2023, compared to the same period in fiscal

2022
(see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Feb. 26,
2023
Feb. 26, 2023 vs
Feb. 27, 2022
Feb. 27,
2022
Net sales (in millions) $ 547.8 25% $ 437.1 $ 1,627.2 23% $ 1,319.4
Contributions from volume growth (a) 6 pts 2 pts
Net price realization and mix 20 pts 21 pts
Foreign currency exchange Flat Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Foodservice

net sales

increased

25 percent

in the

third quarter

of fiscal

2023,

compared to

the same

period in

fiscal
2022, driven by favorable net price realization and mix and an increase in contributions from volume growth.
North America

Foodservice net

sales increased

23 percent

in the

nine-month period

ended February

26, 2023,

compared to

the same
period

in

fiscal

2022,

driven

by

favorable

net

price

realization

and

mix,

including

market

index

pricing

on

bakery

flour,

and

an
increase in contributions from volume growth.
The components of North America Foodservice organic

net sales growth are shown in the following

table:

Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 26, 2023
Contributions from organic volume growth (a) 1 pt (1) pt
Organic net price realization and mix 18 pts 19 pts
Organic net sales growth 19 pts 18 pts
Foreign currency exchange Flat Flat
Acquisition (b) 6 pts 5 pts
Net sales growth 25 pts 23 pts
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of TNT Crust in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America

Foodservice organic

net sales

increased 19

percent in

the third

quarter of fiscal

2023,

compared to

the same

period in
fiscal 2022, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth

.
North America Foodservice organic net

sales increased 18 percent in the nine-month period

ended February 26, 2023, compared to the
same period in

fiscal 2022, driven

by favorable organic

net price realization

and mix, including

market index pricing

on bakery flour,
partially offset by a decrease in contributions from organic volume growth.
Segment operating profit

increased 134 percent

to $82 million in

the third quarter of

fiscal 2023,

compared to $35 million

in the same
period

in

fiscal

2022,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs.

Segment
operating profit

increased 134

percent on

a constant-currency

basis in the

third quarter

of fiscal 2023

compared to

the same period

in
fiscal 2022 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

24

percent

to

$218

million

in

the

nine-month

period

ended

February

26,

2023,

compared

to
$175 million in

the same

period in

fiscal 2022,

primarily driven

by favorable

net price

realization and

mix, partially

offset by

higher
input

costs

and

an

increase

in

SG&A

expenses.

Segment

operating

profit

increased

24

percent

on

a

constant-currency

basis

in

the
nine-month

period

ended

February

26,

2023,

compared

to

the

same

period

in

fiscal

2022

(see

the

“Non-GAAP

Measures”

section
below for our use of this measure not defined by GAAP).

UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate expense

totaled $296 million in the

third quarter of fiscal

2023, compared to $141

million in the same period

in
fiscal

2022.

In

the

third

quarter

of

fiscal

2023,

we

recorded

a

$67 million

net

increase

in

expense

related

to

the

mark-to-market
valuation of

certain commodity

positions and

grain inventories

compared to

a $20 million

net increase

in expense

in the

same period
last year.

We

recorded $20 million

of net

losses related

to valuation

adjustments on

certain corporate

investments

in the

third quarter
of fiscal

2023, compared

to $11 million

of net

gains related

to the

sale of

certain corporate

investments and

valuation adjustments

in
the third

quarter of

fiscal 2022.

In addition,

we recorded

$1 million

of integration

costs primarily

related to

our acquisition

of

TNT
Crust

in

the

third

quarter

of fiscal

2023,

compared

to $4 million

of

integration

costs related

to

our

acquisition

of

Tyson

Foods’

pet
treats business in the third

quarter of fiscal 2022. In

the third quarter of fiscal 2022, we

recorded $9 million of transaction costs related
to

the

sale

of

our

interests

in

Yoplait

SAS,

Yoplait

Marques

SNC,

and

Liberté

Marques

Sàrl

and

the

sale

of

our

European

dough
businesses.

In addition, certain compensation

and benefits expenses and charitable

contributions increased in the

third quarter of fiscal
2023,

compared to the same period last year.
Unallocated corporate

expense totaled

$842 million

in the

nine-month period

ended February

26, 2023,

compared to

$329 million

in
the

same

period

last

year.

We

recorded

a

$266

million

net

increase

in

expense

related

to

the

mark-to-market

valuation

of

certain
commodity positions and grain

inventories in the nine-month

period ended February 26, 2023,

compared to a $16 million

net decrease
in

expense

in

the

same

period

last

year.

We

recorded

$82

million

of

net

losses

related

to

valuation

adjustments

and

the

sale

of
corporate investments in the

nine-month period ended February

26, 2023, compared to $21

million of net gains in

the same period last
year.

In

the

nine-month

period

ended

February

26,

2023,

we

recorded

a

$26

million

charge

related

to

a

voluntary

recall

on

certain
international Häagen-Dazs

ice

cream

products.

In

addition,

we

recorded

$5

million

of

integration

costs

primarily

related

to

our
acquisition of

TNT Crust

in the

nine-month period

ended February

26, 2023,

compared to

$20 million

of integration

costs related

to
our

acquisition

of

Tyson

Foods’

pet

treats

business

in

the

nine-month

period

ended

February

27,

2022.

In

the

nine-month

period
ended

February

26,

2023,

we

recorded

$2

million

of

transaction

costs

primarily

related

to

the

sale

of

our

Helper

main

meals

and
Suddenly Salad

side dishes

business compared

to $57

million of

transaction costs

related to

the sale

of our

interests in

Yoplait

SAS,
Yoplait

Marques SNC,

Liberté Marques

Sàrl and

the sale

of our

European dough

businesses. In

addition, we

recorded a

$20 million
recovery related to

a Brazil indirect tax

item and a

$13 million insurance

recovery in the

nine-month period ended

February 27, 2022.
In

addition,

certain

compensation

and

benefits

expenses

and

charitable

contributions

increased

in

the

nine-month

period

ended
February 26, 2023, compared to the same period last year.
LIQUIDITY

AND CAPITAL

RESOURCES
During the

nine-month period

ended February

26, 2023,

cash provided by

operations was

$2,027 million

compared to

$2,228 million
in the

same period

last year.

The $201

million decrease

was primarily

driven by

an increase in

inventory and

higher cash

income tax
payments in the nine-month period ended February 26, 2023, as compared to the same period a year ago.
Cash used

by investing

activities

during

the nine

-month

period ended

February

26, 2023,

was $6

million

compared

to cash

used of
$1,462 million for the same period

in fiscal 2022. During the first quarter

of the 2023, we completed the sale of

the Helper main meals
and Suddenly

Salad side dishes

business

for

$607

million cash.

In the

first

quarter

of fiscal

2023,

we

acquired

TNT Crust

for

$252
million cash, net of cash acquired.

In the first quarter of fiscal 2022,

we acquired the Tyson

Foods’ pet treats business for an

aggregate
purchase price of $1.2 billion.

Cash

used

by

financing

activities

during

the

nine-month

period

ended

February

26,

2023,

was

$1,956 million

compared

to
$1,398 million of

cash used

by financing

activities in

the same

period in

fiscal 2022.

We

paid $967

million of

dividends in

the nine-
month period ended February 26, 202

3, compared to $934 million in the

same period last year.

We purchased

$1,152 million of shares
of common

stock in the

nine-month period

ended February 26,

2023, compared

to $550 million

in the same

period in fiscal

2022.

In
addition, we had $61 million of net debt issuances in the

nine-month period ended February 26, 2023, compared

to $128 million of net
debt issuances in the same period a year ago.
As

of

February

26,

2023,

we

had

$553 million

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

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 26, 2023:

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

recent mark

-to-market valuation

(currently

$252 million).

The floating

preferred return

rate on

GMC’s

Class A Interests

is
the

sum

of

the

three-month

Term

SOFR

plus

186

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

Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
February 26, 2023, we were in compliance with all of these covenants.

We

have $2,487 million

of long-term debt

maturing in the

next 12 months

that is classified

as current, including

€500 million of

1.00
percent fixed-rate notes due

April 27, 2023, €250

million of 0.00 percent

fixed-rate notes due May

16, 2023, €250 million

of floating-
rate notes due

May 16, 2023,

€500 million

of 0.00 percent

fixed-rate notes

due July 27,

2023, and $400

million of

floating-rate notes
due October 17, 2023. We

believe that cash flows from operations, together with

available short-

and long-term debt financing, will be
adequate to meet our liquidity and capital needs for at least the next 12 months.
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

2023, are the

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
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In

December

2022,

the

Financial

Accounting

Standards

Board

(FASB)

issued

optional

accounting

guidance

for

a

limited

period

of
time

to

ease

the

potential

burden

in

accounting

for

reference

rate

reform.

The

new

standard

provides

expedients

and

exceptions

to
existing accounting requirements

for contract modifications and

hedge accounting related to

transitioning from discontinued

reference
rates,

such

as

LIBOR,

to

alternative

reference

rates,

if

certain

criteria

are

met.

The

new

accounting

requirements

can

be

applied
through December 31, 2024. We

are in the process of reviewing our contracts and arrangements that will be affected by a discontinued
reference rate and are analyzing the impact of this guidance on our results of operations and financial position.
In September 2022,

the FASB

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Feb. 26, 2023 Feb. 27, 2022
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 730.2 14.2% $ 815.3 18.0%
Divestitures gain, net (13.7) (0.3) % (170.1) (3.7) %
Mark-to-market effects 66.6 1.3% 20.0 0.4%
Investment activity, net 20.1 0.4% (11.1) (0.2) %
Product recall 1.1 - % - - %
Restructuring charges 2.1 - % 9.3 0.2%
Acquisition integration costs 0.7 - % 4.3 0.1%
Transaction costs - - % 8.6 0.2%
Non-income tax recovery - - % 0.2 - %
Adjusted operating profit $ 807.0 15.7% $ 676.5 14.9%
Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022
In Millions
Value

Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 2,615.6 17.4% $ 2,459.7 17.4%
Divestitures gain, net (444.6) (3.0) % (170.1) (1.2) %
Mark-to-market effects 266.4 1.8% (16.2) (0.1) %
Investment activity, net 82.1 0.5% (20.9) (0.1) %
Product recall 25.5 0.2% - - %
Restructuring charges 16.0 0.1% 7.9 0.1%
Acquisition integration costs 5.0 - % 20.2 0.1%
Transaction costs 2.0 - % 56.8 0.4%
Non-income tax recovery - - % (20.4) (0.1) %
Adjusted operating profit $ 2,567.9 17.0% $ 2,317.0 16.4%
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

Quarter Ended Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022 Change Feb. 26, 2023 Feb. 27, 2022 Change
Operating profit as reported $ 730.2 $ 815.3 (10) % $ 2,615.6 $ 2,459.7 6%
Divestitures gain, net (13.7) (170.1) (444.6) (170.1)
Mark-to-market effects 66.6 20.0 266.4 (16.2)
Investment activity, net 20.1 (11.1) 82.1 (20.9)
Product recall 1.1 - 25.5 -
Restructuring charges 2.1 9.3 16.0 7.9
Acquisition integration costs 0.7 4.3 5.0 20.2
Transaction costs - 8.6 2.0 56.8
Non-income tax recovery - 0.2 - (20.4)
Adjusted operating profit $ 807.0 $ 676.5 19% $ 2,567.9 $ 2,317.0 11%
Foreign currency exchange impact (1) pt (1) pt
Adjusted operating profit growth,

on a constant-currency basis
20% 11%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended Nine-Month Period Ended
Per Share Data Feb. 26, 2023 Feb. 27, 2022 Change Feb. 26, 2023 Feb. 27, 2022 Change
Diluted earnings per share, as reported $ 0.92 $ 1.08 (15) % $ 3.28 $ 3.07 7%
Divestitures gain, net (0.08) (0.28) (0.62) (0.28)
Mark-to-market effects 0.09 0.03 0.34 (0.02)
Investment activity, net 0.03 (0.01) 0.11 (0.03)
Product recall

- - 0.03 -
Restructuring charges - 0.02 0.02 0.01
Acquisition integration costs - 0.01 0.01 0.03
Transaction costs - 0.01 - 0.07
Non-income tax recovery - - - (0.02)
Adjusted diluted earnings per share $ 0.97 $ 0.84 15% $ 3.18 $ 2.82 13%
Foreign currency exchange impact (1) pt (1) pt
Adjusted diluted earnings per share

growth, on a constant-currency basis
17% 14%
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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Feb. 26, 2023 (58) % (7) pts (51) %
Nine-Month Period Ended Feb. 26, 2023 (37) % (9) pts (28) %
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
Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Percentage Change in
Net Sales
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Feb. 26, 2023 2% (6) pts 8%
Nine-Month Period Ended Feb. 26, 2023 1% (6) pts 6%
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

Quarter Ended Feb. 26, 2023
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail 29%
Flat 29
%
International 18% (8)
pts
27%
Pet (7) % Flat (7) %
North America Foodservice 134%
Flat 134
%
Nine-Month Period Ended Feb. 26, 2023
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail
24 % Flat 24%
International (39) % (6)
pts
(33) %
Pet (13) % Flat (13) %
North America Foodservice
24%
Flat
24%
Note: Tables may not

foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Nine-Month Period Ended
Feb. 26, 2023 Feb. 27, 2022 Feb. 26, 2023 Feb. 27, 2022
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 653.5 $ 108.3 $ 755.9 $ 123.2 $ 2,403.1 $ 471.5 $ 2,269.0 $ 451.8
Divestitures gain, net (13.7) 28.7 (170.1) 0.4 (444.6) (73.2) (170.1) 0.4
Mark-to-market effects 66.6 15.3 20.0 4.6 266.4 61.3 (16.2) (3.7)
Investment activity, net 20.1 4.5 (11.1) (0.2) 82.1 18.0 (20.9) 0.3
Product recall

1.1 0.3 - - 25.5 5.9 - -
Restructuring charges 2.1 0.7 9.3 1.7 16.0 4.5 7.9 3.6
Acquisition integration costs 0.7 0.1 4.3 1.0 5.0 1.1 20.2 4.6
Transaction costs - - 8.6 (1.2) 2.0 0.6 56.8 11.2
Non-income tax recovery - - 0.2 0.1 - - (20.4) (6.9)
As adjusted $ 730.3 $ 157.8 $ 617.1 $ 129.5 $ 2,355.4 $ 489.6 $ 2,126.3 $ 461.3
Effective tax rate:
As reported 16.6% 16.3% 19.6% 19.9%
As adjusted 21.6% 21.0% 20.8% 21.7%
Sum of adjustment to

income taxes
$ 49.5 $ 6.4 $ 18.1 $ 9.5
Average number

of common

shares - diluted EPS
599.0 612.4 602.4 613.5
Impact of income tax adjustments

on adjusted diluted EPS
$ (0.08) $ (0.01) $ (0.03) $ (0.02)
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
SOFR.

Secured Overnight Financing Rate.
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
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of February 26, 2023,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Nine-Month
Period Ended
Feb. 26, 2023 Analysis of Change
Interest rate instruments $ 47 $ 6 Rising interest rates
Foreign currency instruments 38 18 Increase in portfolio basis
Commodity instruments 9 (4) Decrease in commodity prices
Equity instruments 3 1 Immaterial
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

26, 2023, our disclosure

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

26, 2023 that materially

affected, or are

reasonably likely to

materially affect, our

internal
control over financial reporting.
PART

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
February 26, 2023:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
November 28, 2022 -
January 1, 2023
1,961,407 $ 84.61 1,961,407 88,860,531
January 2, 2023 -
January 29, 2023
1,016,544 82.85 1,016,544 87,843,987
January 30, 2023 -
February 26, 2023
2,330 77.99 2,330 87,841,657
Total 2,980,281 $ 84.00 2,980,281 87,841,657
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
2023,

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
Date: March 23, 2023 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)