Form 10-K
period 2023-05-28
GENERAL MILLS INC
filed 2023-06-28
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☑

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR
THE FISCAL YEAR ENDED
MAY 28, 2023
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
3.907% Notes due 2029
GIS29
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
☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the
registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based
compensation received by any of the registrant’s

executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐

No
☑
Aggregate

market value

of Common

Stock held

by non-affiliates

of the

registrant, based

on the

closing price

of $82.97

per share

as
reported on

the New

York

Stock Exchange

on November

27, 2022

(the last

business day

of the

registrant’s

most recently

completed
second fiscal quarter): $
48,920

million.
Number

of

shares

of

Common

Stock

outstanding

as

of

June

14,

2023:
585,182,745

(excluding
169,430,583

shares

held

in

the
treasury).
DOCUMENTS INCORPORATED

BY REFERENCE
Portions of the registrant’s Proxy

Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

Table of Contents
Page
Part I
Item 1
Business
4
Item 1A
Risk Factors
8
Item 1B
Unresolved Staff Comments
13
Item 2
Properties
13
Item 3
Legal Proceedings
14
Item 4
Mine Safety Disclosures
14
Part II
Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities
14
Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations
15
Item 7A
Quantitative and Qualitative Disclosures About Market Risk
37
Item 8
Financial Statements and Supplementary Data
39
Item 9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
88
Item 9A
Controls and Procedures
89
Item 9B
Other Information
89
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
89
Part III
Item 10
Directors, Executive Officers and Corporate Governance
89
Item 11
Executive Compensation
89
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
90
Item 13
Certain Relationships and Related Transactions, and Director Independence
90
Item 14
Principal Accountant Fees and Services
90
Part IV
Item 15
Exhibits and Financial Statement Schedules
91
Item 16
Form 10-K Summary
94
Signatures
95

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

approximately

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
fiscal 2023,

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

meat,

vegetable

oils,

sugar,

vegetables,
fruits,

nuts,

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

pandemics,
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

trademarks

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

2023,

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
of

May

28,

2023,

we

had

approximately

34,000

employees

around

the

globe,

with

approximately

16,000

in

the

U.S.

and
approximately 18,000

located in our

markets outside

of the U.S.

Our workforce

is divided

between approximately

13,000 employees
dedicated to the production of our products and approximately 21,

000 non-production employees.

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

47 percent

of our
officer

and

director

population,

and

approximately

22

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

INFORMATION ABOUT

OUR EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of June 28, 2023.
Kofi A. Bruce
, age 53, is Chief Financial

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
55, is Chief

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

56, is

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

47,
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

59,

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
, age 53,

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

59,

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
age 50,

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

LL
P.
Bethany

Quam
,

age

52,

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

2019.
Lanette Shaffer Werner
, age 52, is Chief Innovation, Technical

and Quality Officer.

Ms. Shaffer Werner

joined General Mills in 1995
and held various R&D roles

in Frozen Desserts and

Pillsbury before serving

as Director of One Global

Dairy and Sr.

Director for One
Global Cereal.

In July

2021, Ms.

Shaffer

Werner

was named

as Vice

President, Innovation,

Technical

and Quality,

Meals &

Baking
Solutions.

She was named to her present position in June 2023.
Sean

Walker
,
age

57,

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
Jacqueline

Williams-Roll
,

age

54,

is

Chief

Human

Resources

Officer.

Ms.

Williams-Roll

joined

General

Mills

in

1995.

In

this
capacity,

she

also

has

responsibility

for

Corporate

Communications.

She

held

human

resources

leadership

roles

in

Supply

Chain,
Finance, Marketing, and Organization Effectiveness,

and has also worked a large part of her career on businesses outside of the United
States. She was

named Vice

President, Human

Resources, International

in 2010, and

then promoted

to Senior Vice

President, Human
Resources

Operations

in

2013.

She

was

named

to

her

present

position

in

2014.

Prior

to

joining

General

Mills,

she

held

sales

and
management roles with Jenny Craig International.
Karen Wilson

Thissen
, age

56, is

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

In fiscal 2023,

Walmart

accounted for 21

percent
of our

consolidated net

sales and

28 percent

of net

sales of

our North

America Retail

segment.

For more

information on

significant
customers, please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Price

changes

for

the

commodities

we

depend

on

for

raw

materials,

packaging,
and

energy

may

adversely

affect

our
profitability.

The

principal

raw

materials

that

we

use

are

commodities

that

experience

price

volatility

caused

by

external

conditions

such

as
weather,

climate

change,

product

scarcity,

limited

sources

of

supply,

commodity

market

fluctuations,

currency

fluctuations,

trade
tariffs, pandemics, war (including international

sanctions imposed on Russia for its invasion of Ukraine),

and changes in governmental
agricultural and

energy policies

and regulations.

Commodity prices

have become,

and may continue

to be, more

volatile. Commodity
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

pandemics,
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

2023, 19

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

undertaking to reduce

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

may

cause
volatility in our gross margins and net earnings.

We

utilize derivatives

to manage

price risk

for some

of our

principal ingredient

and energy

costs, including

grains (oats,

wheat, and
corn), oils (principally soybean),

dairy products, natural gas, and diesel

fuel. Changes in the values

of these derivatives are recorded

in
earnings currently,

which may result in

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

2023,

we

had

total

debt

and

noncontrolling

interests

of

$12.0

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

Our ability

to make

scheduled payments

on or

to refinance

our debt

and other

obligations will

depend on

our operating

and financial
performance,

which

in

turn

is

subject

to

prevailing

economic

conditions

and

to

financial,

business,

and

other

factors

beyond

our
control.
We

depend

on stable,

liquid

and

well-functioning

capital and

credit markets

to fund

our operations.

Our financial

performance,

our
credit ratings,

interest rates,

the stability

of financial

institutions with

which we

partner, and

the liquidity

of the

overall global

capital
markets could affect our access to, and the availability,

terms and conditions, and cost of capital.

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

28, 2023,

we had $21.

2

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
Old El

Paso
,

Progresso
, Annie’s , Nudges , and Häagen-Dazs

brands, to

determine

if they

are finite

or indefinite-
lived.

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

Our

indefinite-lived

intangible

assets

are

also

tested

for

impairment

annually

and

whenever

events

or

changes

in

circumstances
indicate

that impairment

may have

occurred.

Our estimate

of the

fair value

of the

brands is

based on

a discounted

cash flow

model
using inputs

including projected

revenues from

our long-range

plan, assumed

royalty rates which

could be

payable if we

did not

own
the brands, and

a discount rate.

If current expectations

for growth

rates for sales

and margins

are not met,

or other market

factors and
macroeconomic

conditions

were

to

change,

then

our

indefinite-lived

intangible

assets

could

become

significantly

impaired.
Our Progresso , EPIC , and Uncle Toby’s

brands had risk of decreasing coverage and we continue to monitor these businesses.

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

2023, we operated

45 facilities for

the production of

a wide variety

of food products.

Of these facilities,

27 are located
in the United

States, 6 in Latin

America and Mexico,

5 in Europe/Australia,

4 in the Greater

China region, 2

in Canada (1 of

which is
leased)

and

1

in

the

Asia/Middle

East/Africa

Region.

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
• Cambara, Brazil • Guangzhou, China • Labatut, France
• Campo Novo do Pareceis, Brazil • Nanjing, China • Inofita, Greece
• Paranavai, Brazil • Sanhe, China • Nashik, India
• Pouso Alegre, Brazil • Shanghai, China • San Adrian, Spain
Pet
• Richmond, Indiana • Joplin, Missouri
North America Foodservice
• Chanhassen, Minnesota • Joplin, Missouri • St. Charles, Missouri
• Green Bay, Wisconsin
We

operate

numerous

grain

elevators

in

the

United

States

in

support

of

our

domestic

manufacturing

activities.

We

also

utilize
approximately

16 million

square

feet

of

warehouse

and

distribution

space, nearly

all of

which

is leased,

that

primarily

supports

our

North America

Retail

and Pet segments.

We

own and

lease a number

of dedicated

sales and administrative

offices around

the world,
totaling approximately 2 million square feet. We

have additional warehouse, distribution, and office space in our plant locations.
As part

of our

Häagen-Dazs

business in

our International

segment

we operate

450 (all

leased) and

franchise 382

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

2023,

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

stock is

listed on

the New

York

Stock Exchange

under the

symbol “GIS.”

On June 15,

2023, there

were approximately
24,200 record holders of our common stock.

The

following

table

sets

forth

information

with

respect

to

shares

of

our

common

stock

that

we

purchased

during

the

fiscal

quarter
ended May 28, 2023:

Period
Total

Number
of Shares
Purchased (a)
Average Price
Paid Per Share
Total

Number of Shares
Purchased as Part of a
Publicly Announced
Program (b)
Maximum Number of
Shares that may yet
be Purchased
Under the Program (b)
February 27, 2023 -
April 2, 2023 1,338,293 $ 79.20 1,338,293 86,503,364
April 3, 2023 -
April 30, 2023 846,538 86.88 846,538 85,656,826
May 1, 2023 -
May 28, 2023 793,957 89.58 793,957 84,862,869
Total 2,978,788 $ 84.06 2,978,788 84,862,869
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

growth,

and

we

are

committed

to

reshaping

our

portfolio

with

strategic

acquisitions

and
divestitures to further enhance our growth profile.
In

fiscal

2023,

we

continued

to

successfully

adapt

to

the

dynamic

operating

environment

and

deliver

strong

performance.

This
included

growth

in

organic

net

sales,

adjusted

operating

profit,

and

adjusted

diluted

EPS

that

was

ahead

of

our

initial

targets.

We
achieved each of the three priorities we established at the beginning of the year:

We

continued

to

compete

effectively,

including

holding

or

growing

market

share

in

more

than

50

percent

of

our

global
priority businesses for

the fifth consecutive

year, when

adjusting for an

unusual competitive

dynamic in cereal

in fiscal 2022
and

assessing

that

platform

on

a

2-year

basis.

We

generated

organic

net

sales

growth

across

each

of

our

four

operating
segments, fueled by

compelling brand building

and innovation across our

leading brands, and supported

with strong levels of
net price realization in response to 13 percent input cost inflation.
We

continued

to

invest

for

the

future,

including

a

17

percent

increase

in

media

and

advertising

expense,

a

double-digit
increase

in

investment

in

our

digital

and

technology

capability,

and

a

strong

increase

in

capital

investment

related

to

new
growth capacity.
We

continued

to reshape

our portfolio,

including

closing

on one

acquisition and

two divestitures

that further

improved our
portfolio’s ability to generate profitable

growth over the long term.
Our

consolidated

net

sales

for

fiscal

2023

rose

6

percent

to

$20,094 million.

On

an

organic

basis,

net

sales

increased

10

percent
compared

to

year-ago

levels.

Operating

profit

of

$3,434 million

was

down

1

percent.

Adjusted

operating

profit

of

$3,457 million
increased 8 percent on

a constant-currency basis.

Diluted EPS of $4.31 was

down 2 percent compared

to fiscal 2022

results. Adjusted
diluted

EPS

of

$4.30

increased

10

percent

on

a

constant-currency

basis

(See

the

“Non-GAAP

Measures”

section

below

for

a
description of our use of measures not defined by generally accepted accounting

principles (GAAP)).
Net cash

provided by

operations totaled

$2,779 million in

fiscal 2023,

representing a

conversion rate

of 106

percent of

net earnings,
including earnings attributable

to redeemable and noncontrolling

interests. This cash generation

supported capital investments

totaling
$690 million, and our resulting free cash flow was $2,089

million at a conversion rate of 80 percent of adjusted

net earnings, including
earnings attributable

to redeemable

and noncontrolling

interests. We

returned cash

to shareholders

through dividends

totaling $1,288
million and net

share repurchases totaling

$1,171 million. (See

the “Non-GAAP Measures”

section below for

a description of

our use
of measures not defined by GAAP).
A

detailed

review

of

our

fiscal

2023

performance

compared

to

fiscal

2022

appears

below

in

the

section

titled

“Fiscal

2023
Consolidated Results of Operations.” A detailed review of

our fiscal 2022

performance compared to our fiscal 2021

performance is set
forth

in Part

II, Item

7 of

our Form

10-K for

the fiscal

year

ended

May 30, 2022

under the

caption

“Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations

– Fiscal

2022

Results of

Consolidated Operations,”

which is incorporated
herein by reference.
In fiscal 202

4, we expect

to build on

our positive momentum

and continue

to advance our

Accelerate strategy.

Our key priorities

are
to

continue

to

compete

effectively,

to

improve

our

supply

chain

efficiency,

and

to

maintain

our

disciplined

approach

to

capital
allocation.

We

expect

the

largest

factors

impacting

our

performance

in

fiscal

2024

will

be

the

economic

health

of

consumers,

the
moderating

rate of

input cost

inflation,

and the

increasing stability

of the

supply chain

environment. We

expect to

drive organic

net
sales

growth

in

fiscal

2024

through

strong

marketing,

innovation,

in-store

support,

and

net

price

realization

generated

through

our
Strategic Revenue

Management (SRM) capability,

most of which

will be carried

over from SRM

actions taken in

fiscal 2023. For

the
full year,

input cost inflation

is expected to

be approximately

5 percent of

total cost of

goods sold, driven

primarily by labor

inflation
that

continues

to

impact

sourcing,

manufacturing,

and

logistics

costs.

We

expect

to

generate

higher

levels

of

Holistic

Margin
Management (HMM) cost savings compared to fiscal 2023.
Based on these assumptions, our key full-year fiscal 2024 targets are summarized below:
● Organic net sales are expected to increase 3 to 4 percent.
●
Adjusted operating profit

is expected to increase

4 to 6 percent in

constant-currency from the

base of $3,457 million

reported
in fiscal 2023.
●
Adjusted

diluted

EPS

are

expected

to

range

between

4

to 6

percent

in

constant-currency

from

the

base

of

$4.30

earned

in
fiscal 2023.
●
Free cash flow conversion is expected to be at least 95 percent of adjusted after-tax earnings.
See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
Certain terms used throughout this report are defined in a glossary in Item 8 of this report.
FISCAL 2023 CONSOLIDATED

RESULTS

OF OPERATIONS
In fiscal 2023,

net sales increased

6 percent compared

to fiscal 2022

and organic net

sales increased 10

percent compared to

last year.
Operating profit decreased 1 percent

to $3,434 million primarily driven

by higher input costs, a decrease

in contributions from volume
growth,

an

unfavorable

change

to

the

mark-to-market

valuation

of

certain

commodities

positions

and

grain

inventories,

and

an
increase in selling, general,

and administrative (SG&A) expenses,

including increased media

and advertising expenses,

partially offset
by

favorable

net

price

realization

and

mix.

Operating

profit

margin

of

17.1

percent

decreased

120

basis

points.

Adjusted

operating
profit of $3,

457 million increased

8 percent

on a constant-currency

basis, primarily

driven by

favorable net price

realization and

mix,
partially offset

by higher

input costs,

a decrease

in contributions

from volume

growth and

an increase

in SG&A

expenses, including
increased media and advertising expenses. Adjusted operating profit margin increased 30 basis points to 17.2 percent.

Diluted earnings
per share of $4.31 decreased 2 percent compared

to fiscal 2022. Adjusted diluted earnings per share

of $4.30 increased 10 percent on a
constant-currency

basis

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by
GAAP).
A summary of our consolidated financial results for fiscal 2023 follows:
Fiscal 2023
In millions,
except per
share
Fiscal 2023 vs.
Fiscal 2022
Percent of Net
Sales
Constant-
Currency
Growth (a)
Net sales $ 20,094.2 6%
Operating profit 3,433.8 (1) % 17.1%
Net earnings attributable to General Mills 2,593.9 (4) %
Diluted earnings per share $ 4.31 (2) %
Organic net sales growth rate (a) 10%
Adjusted operating profit (a) 3,457.3 8% 17.2% 8%
Adjusted diluted earnings per share (a) $ 4.30 9% 10%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by

GAAP.

Consolidated

net sales
were as follows:

Fiscal 2023
Fiscal 2023 vs.
Fiscal 2022 Fiscal 2022
Net sales (in millions) $ 20,094.2 6% $ 18,992.8
Contributions from volume growth (a) (8) pts
Net price realization and mix 15 pts
Foreign currency exchange (1) pt
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Net sales in fiscal

2023 increased 6

percent compared to fiscal

2022, driven by favorable

net price realization

and mix, partially offset
by a decrease in contributions from volume growth and unfavorable foreign currency exchange.
Components of organic net sales growth are shown in the following table:
Fiscal 2023 vs. Fiscal 2022
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix 14 pts
Organic net sales growth 10 pts
Foreign currency exchange (1) pt
Acquisitions and divestitures (4) pts
Net sales growth 6 pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Organic

net sales

in fiscal

2023 increased

10 percent

compared to

fiscal 2022,

driven by

favorable organic

net price

realization and
mix, partially offset by a decrease in contributions from organic volume growth.
Cost of sales
increased $958 million in fiscal 2023

to $13,548 million. The increase was

primarily driven by a $1,454 million

increase
attributable to

product rate and

mix, partially offset

by a $950

million decrease due

to lower volume.

We

recorded a

$292 million net
increase

in

cost

of

sales

related

to

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories

in

fiscal

2023,
compared to a net decrease of $133

million in fiscal 2022

(please see Note 8 to the Consolidated

Financial Statements in Item 8 of this
report

for

additional

information).

In

fiscal

2023,

we

recorded

a

$25

million

charge

related

to

a

voluntary

recall

on

certain
international Häagen-Dazs
ice cream

products.

We

also recorded

$5 million

of restructuring

charges and

$2 million

of restructuring
initiative project-related

costs in

cost of

sales in

fiscal 2023

compared to

$3 million

of restructuring

charges in

cost of

sales in

fiscal
2022 (please see Note 4 to the Consolidated Financial Statements in Item 8 of this report for additional information).
Gross margin
increased 2 percent

in fiscal 2023

compared to fiscal

2022. Gross margin

as a percent

of net sales

decreased 110

basis
points to 32.6 percent compared to fiscal 2022.

SG&A expenses

increased $353 million to $3,500

million in fiscal 2023 compared

to fiscal 2022 primarily driven

by increased media
and

advertising

expenses,

unfavorable

valuation

adjustments

and

the

loss

on

sale

of

certain

corporate

investments,

an

increase

in
certain compensation and benefits

expenses,

and an increase in charitable

contributions in fiscal 2023. SG&A

expenses as a percent of
net sales in fiscal 2023 increased 80 basis points compared to fiscal 2022.
Divestitures

gain, net

totaled $445

million in

fiscal 2023
primarily related

to the

sale of our

Helper main

meals and

Suddenly Salad
side dishes

business.

In fiscal

2022,

we recorded

a $194

million divestitures

gain

related

to the

sale of

our

interest in

Yoplait

SAS,
Yoplait

marques

SNC

and

Liberté

Marques

Sàrl

and

our

European

dough

businesses

(please

refer

to

Note

3

to

the

Consolidated
Financial Statements in Part I, Item 1 of this report).
Restructuring,

impairment,

and

other

exit

costs

(recoveries)
totaled

$56

million

in

fiscal

2023

compared

to

$26

million

of

net
recoveries

in

fiscal

2022.

In

fiscal

2023,

we

approved

restructuring

actions

to

enhance

the

efficiency

of

our

global

supply

chain
structure and to optimize

our Häagen-Dazs shops network,

and as a result,

we recorded $41 million

of charges in

fiscal 2023. In fiscal
2022,

we

approved

restructuring

actions

in the

International

segment

to drive

efficiencies

in

manufacturing

and

logistics operations
and recorded $12 million

of charges.

Please see Note 4

to the Consolidated Financial

Statements in Item 8

of this report for

additional
information.

Benefit plan

non-service income
totaled $89

million in

fiscal 2023

compared to

$113 million

in fiscal

2022, primarily

reflecting an
increase in interest costs, partially

offset by lower amortization

of losses and higher expected

return on plan assets (please

see Note 14
to the Consolidated Financial Statements in Item 8 of this report for additional information).
Interest, net
for fiscal 2023 totaled $382 million, $2 million higher than fiscal

2022.
Our effective tax rate
for fiscal

2023 was 19.5 percent compared to 18.3

percent in fiscal 2022. The 1.2 percentage

point increase was
primarily

driven

by

a

change in

the

valuation

allowance

on our

capital

loss carryforward

s

in

fiscal

2022,

partially

offset

by

certain
favorable discrete tax

items in fiscal 2023

.

Our adjusted effective

tax rate was 20.4

percent in fiscal 2023

compared to 20.9

percent in
fiscal 2022

(see the

“Non-GAAP Measures”

section below

for a

description of

our use

of measures

not defined

by GAAP).

The 0.5
percentage point decrease was primarily due to certain favorable discrete tax items in fiscal 2023.
After-tax earnings

from

joint ventures
decreased to

$81 million in

fiscal 2023

compared to

$112

million in

fiscal 2022,

primarily
driven by higher input

costs at CPW and

HDJ and lower net sales

at HDJ,

partially offset by

favorable net price realization

and mix at
CPW.

On

a

constant-currency

basis,

after-tax

earnings

from

joint

ventures

decreased

18

percent

(see

the

“Non-GAAP

Measures”
section below for a

description of our use

of measures not defined

by GAAP). The components

of our joint ventures’

net sales growth
are shown in the following table:
Fiscal 2023 vs. Fiscal 2022 CPW HDJ Total
Contributions from volume growth (a) (10) pts (5) pts
Net price realization and mix 14 pts Flat
Net sales growth in constant currency 4 pts (5) pts 2 pts
Foreign currency exchange (8) pts (15) pts (10) pts
Net sales growth (5) pts (21) pts (8) pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Net

earnings

attributable

to

redeemable

and

noncontrolling

interests

decreased

to

$16

million

in

fiscal

2023

compared

to

$28
million in fiscal 2022, primarily driven by the sale of

our interests in Yoplait

SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl in
fiscal 2022.
Average

diluted

shares

outstanding
decreased

by

11 million

in

fiscal

2023

from

fiscal

2022

primarily

due

to

share

repurchases,
partially offset by option exercises.

RESULTS

OF SEGMENT OPERATIONS
Our businesses are organized into four operating segments: North

America Retail, International, Pet, and North America Foodservice

.
In fiscal

2022, we

completed a

new organization

structure to

streamline our

global operations.

We

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

fiscal 2023 and
fiscal 2022:
Fiscal Year
2023 2022
In Millions Dollars Percent of Total Dollars Percent of Total
Net Sales
North America Retail $ 12,659.9 63% $ 11,572.0 61%
International 2,769.5 14 3,315.7 17
Pet 2,473.3 12 2,259.4 12
North America Foodservice 2,191.5 11 1,845.7 10
Total $ 20,094.2 100% $ 18,992.8 100%
Segment Operating Profit
North America Retail $ 3,181.3 78% $ 2,699.7 74%
International 161.8 4 232.0 6
Pet 445.5 11 470.6 13
North America Foodservice 290.0 7 255.5 7
Total $ 4,078.6 100% $ 3,657.8 100%
Segment

operating

profit

as

reviewed

by

our

executive

management

excludes

unallocated

corporate

items,

net

gain

or

loss

on
divestitures, and restructuring, impairment, and other exit costs that are centrally managed.
NORTH AMERICA RETAIL

SEGMENT
Our North America Retail

operating segment reflects business

with a wide variety of

grocery stores, mass merchandisers,

membership
stores,

natural

food

chains,

drug,

dollar

and

discount

chains,

convenience

stores,

and

e-commerce

grocery

providers.

Our

product
categories

in

this

business

segment

are

ready-to-eat

cereals,

refrigerated

yogurt,

soup,

meal

kits,

refrigerated

and

frozen

dough
products,

dessert

and

baking

mixes,

frozen

pizza

and

pizza

snacks,

snack

bars,

fruit

snacks,

savory

snacks,

and

a

wide

variety

of
organic products including ready-to-eat cereal, frozen

and shelf-stable vegetables, meal kits, fruit snacks and snack bars.
North America Retail net sales were as follows:
Fiscal 2023
Fiscal 2023 vs. 2022
Percentage Change Fiscal 2022
Net sales (in millions) $ 12,659.9 9% $ 11,572.0
Contributions from volume growth (a) (6) pts
Net price realization and mix 16 pts
Foreign currency exchange (1) pt
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

The

9

percent

increase

in

North

America

Retail

net

sales

for

fiscal

2023

was

driven

by

favorable

net

price

realization

and

mix,
partially offset by a decrease in contributions from volume growth and unfavorable foreign currency exchange.

The components of North America Retail organic net

sales growth are shown in the following table:
Fiscal 2023 vs. 2022
Percentage Change
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix 16 pts
Organic net sales growth 12 pts
Foreign currency exchange (1) pt
Divestitures (b) (2) pts
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

fiscal 2023

compared to

fiscal 2022,

driven by

favorable organic

net
price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Net sales for our North America Retail operating units are shown in the following table:
In Millions Fiscal 2023
Fiscal 2023 vs. 2022
Percentage Change Fiscal 2022
U.S. Meals & Baking Solutions $ 4,426.3 10% $ 4,023.8
U.S. Morning Foods 3,620.1 7% 3,370.9
U.S. Snacks 3,611.0 13% 3,191.4
Canada (a) 1,002.5 2% 985.9
Total $ 12,659.9 9% $ 11,572.0
(a)
On a constant

currency basis, Canada

operating unit net

sales increased 8

percent in fiscal

2023.

See the “Non-GAAP

Measures”
section below for our use of this measure not defined by GAAP.
Segment operati

ng profit

increased 18

percent to

$3,181 million in

fiscal 2023

compared to

$2,700 million

in fiscal

2022,

primarily
driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs,

a

decrease

in

contributions

from

volume
growth,

and an

increase in

SG&A expenses,

including increased

media and

advertising expenses.

Segment operating

profit increased
18 percent on

a constant-currency basis

in fiscal 2023

compared to fiscal 2022

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

International net sales were as follows:
Fiscal 2023
Fiscal 2023 vs. 2022
Percentage Change Fiscal 2022
Net sales (in millions) $ 2,769.5 (16) % $ 3,315.7
Contributions from volume growth (a) (28) pts
Net price realization and mix 16 pts
Foreign currency exchange (5) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
The

16

percent

decrease

in

International

net

sales

in

fiscal

2023

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
Fiscal 2023 vs. 2022
Percentage Change
Contributions from organic volume growth (a) (8) pts
Organic net price realization and mix 12 pts
Organic net sales growth 4 pts
Foreign currency exchange (5) pts
Divestitures (b) (16) pts
Net sales growth (16) pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Divestitures primarily include

the impact of

the sale of our

interests in Yoplait

SAS, Yoplait

Marques SNC, and

Liberté Marques
Sàrl and our European dough businesses in fiscal 2022.

Please see Note 3 to the Consolidated Financial Statements in Part II, Item
8 of this report.
The 4

percent increase

in International

organic

net sales

growth in

fiscal 2023

was driven

by favorable

organic

net price

realization
and mix, partially offset by a decrease in contributions

from organic volume growth.
Segment operating

profit decreased

30 percent

to $162 million

in fiscal

2023 compared

to $232

million in

2022, primarily

driven by
higher input costs and

a decrease in contributions

from volume growth,

including the impact of

volume declines from

divestitures and
the

voluntary

recall on

certain

international
Häagen-Dazs

ice

cream

products,

partially

offset

by

favorable

net

price realization

and
mix and a decrease in

SG&A expenses, including an

insurance recovery from the voluntary

recall. Segment operating profit

decreased
25 percent on

a constant-currency basis

in fiscal 2023

compared to fiscal 2022

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

and textures and cuts for wet foods.
Pet net sales were as follows:
Fiscal 2023
Fiscal 2023 vs. 2022
Percentage Change Fiscal 2022
Net sales (in millions) $ 2,473.3 9% $ 2,259.4
Contributions from volume growth (a) (2) pts
Net price realization and mix 12 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Pet net

sales increased

9 percent

in fiscal

2023 compared

to fiscal

2022, driven

by favorable

net price

realization and

mix,

partially
offset by a decrease in contributions from volume growth.

The components of Pet organic net sales growth are shown in the following table:
Fiscal 2023 vs. 2022
Percentage Change
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 11 pts
Organic net sales growth 9 pts
Foreign currency exchange Flat
Acquisition (b) 1 pt
Net sales growth 9 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Acquisition of Tyson

Foods’ pet treats business

in fiscal 2022. Please

see Note 3 to

the Consolidated Financial

Statements in Part
II, Item 8 of this report.
The 9

percent increase

in Pet

organic

net sales

growth in

fiscal 2023

was driven

by favorable

organic

net price

realization and

mix,
partially offset by a decrease in contributions from organic volume growth.
Pet operating

profit decreased

5 percent

to $446 million

in fiscal

2023, compared

to $471 million

in fiscal

2022, primarily

driven by
higher

input

costs,

an

increase

in

SG&A

expenses,

including

an

increase

in

media

and

advertising

expenses,

and

a

decrease

in
contributions

from volume

growth,

partially

offset

by favorable

net price

realization

and mix.

Segment operating

profit decreas

ed 5
percent on a constant-currency basis

in fiscal 2023 compared to fiscal

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
North America Foodservice net sales were as follows:
Fiscal 2023
Fiscal 2023 vs. 2022
Percentage Change Fiscal 2022
Net sales (in millions)

$ 2,191.5 19% $ 1,845.7
Contributions from volume growth (a) 2 pts
Net price realization and mix 16 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

North America

Foodservice net sales

increased 19

percent in fiscal

2023,

driven by favorable

net price realization

and mix, including
market index pricing on bakery flour, and an

increase in contributions from volume growth.

The components of North America Foodservice organic

net sales growth are shown in the following table:
Fiscal 2023 vs. 2022
Percentage Change
Contributions from organic volume growth (a) (2) pts
Organic net price realization and mix 15 pts
Organic net sales growth 13 pts
Foreign currency exchange Flat
Acquisition (b) 6 pts
Net sales growth 19 pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the standard weight of our product shipments.
(b)
Acquisition

of

TNT

Crust

in

fiscal

2023.

Please

see

Note

3

to

the

Consolidated

Financial

Statements

in

Part

II,

Item

8

of

this
report.
The 13

percent increase

in North

America

Foodservice

organic

net sales

growth

in fiscal

2023

was driven

by

favorable organic

net
price realization

and mix,

including market

index pricing

on bakery

flour, partially

offset by

a decrease in

contributions from

organic
volume growth.
Segment

operating

profit

increased

14

percent

to

$290 million

in

fiscal

2023,

compared

to

$256 million

in

fiscal

2022,

primarily
driven by

favorable net

price realization

and mix,

partially offset

by higher

input costs

and an

increase in

SG&A expenses.

Segment
operating

profit

increased

14

percent

on

a

constant-currency

basis

in

fiscal

2023

compared

to

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
and

productivity.

As

a

result,

fixed

assets

and

depreciation

and

amortization

expenses

are

neither

maintained

nor

available

by
operating segment.
Unallocated corporate

expense totaled $1,033

million in fiscal

2023, compared

to $403 million

last year.

We

recorded a $292

million
net increase

in expense

related to

the mark-to-market

valuation

of certain

commodity positions

and

grain inventories

in fiscal

2023,
compared to

a $133 million

net decrease

in expense

last year.

We

recorded $84

million of

net losses

related to

valuation adjustments
and the sale of corporate investments in fiscal 2023,

compared to $15 million of net losses in fiscal 2022.

In fiscal 2023, we recorded a
$22 million net charge

related to a voluntary

recall on certain international
Häagen-Dazs

ice cream products.

In addition, we recorded
$6 million of integration

costs primarily related to

our acquisition of TNT Crust

in fiscal 2023, compared

to $22 million of integration
costs

related

to

our

acquisition

of

Tyson

Foods’

pet

treats

business

in

fiscal

2022.

In

fiscal

2022,

we

recorded

$73

million

of
transaction costs primarily related to the sale of our

interests in Yoplait

SAS, Yoplait

Marques SNC, Liberté Marques Sàrl and the sale
of

our

European

dough

businesses.

In

addition,

we

recorded

a

$22

million

recovery

related

to

a

Brazil

indirect

tax

item

and

a

$13
million

insurance

recovery

in

fiscal

2022.

In

addition,

certain

compensation

and

benefits

expenses

and

charitable

contributions
increased in fiscal 2023 compared to fiscal 2022.
IMPACT OF INFLATION
We

experienced

broad

based

global

input

cost

inflation

of

13

percent

in

fiscal

2023

and

8

percent

in

fiscal

2022.

We

expect
approximately

5

percent

input

cost

inflation

in

fiscal

2024.

We

attempt

to

minimize

the

effects

of

inflation

through

HMM,

SRM,
planning, and operating practices. Our market risk management practices are discussed in Item 7A of this report.
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

28,

2023,

we had

$381

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

Cash Flows from Operations
Fiscal Year
In Millions 2023 2022
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$ 2,609.6 $ 2,735.0
Depreciation and amortization 546.6 570.3
After-tax earnings from joint ventures (81.3) (111.7)
Distributions of earnings from joint ventures 69.9 107.5
Stock-based compensation 111.7 98.7
Deferred income taxes (22.2) 62.2
Pension and other postretirement benefit plan contributions (30.1) (31.3)
Pension and other postretirement benefit plan costs (27.6) (30.1)
Divestitures gain, net (444.6) (194.1)
Restructuring, impairment, and other exit costs (recoveries) 24.4 (117.1)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(48.9) 277.4
Other, net 71.1 (50.7)
Net cash provided by operating activities $ 2,778.6 $ 3,316.1
During

fiscal

2023,

cash

provided

by

operations

was

$2,779

million

compared

to

$3,316 million

in

the

same

period

last

year.

The
$538 million decrease

was primarily driven by

a $326 million change in

current assets and liabilities

and a $250 million

change in net
divestitures

gain.

The

$326

million

change

in

current

assets

and

liabilities

was

primarily

driven

by

a

$233

million

change

in
inventories

and

a

$257

million

change

in

accounts

payable,

partially

offset

by

a

$125

million

change

in

the

timing

of

accounts
receivable.
We

strive

to

grow

core

working

capital

at

or

below

the

rate

of

growth

in

our

net

sales.

For

fiscal

2023,

core

working

capital

net
liability

decreased

20

percent,

compared

to

a

net

sales

increase

of

6

percent.

The

core

working

capital

net

liability

decreased

$84
million from a

net liability of

$423 million in

fiscal 2022 to

a net liability of

$339 million in

fiscal 2023. The

$84 million net

liability
decrease was primarily due to an increase in inventories, partially offset by an increase in accounts payable in fiscal 2023.
Cash Flows from Investing Activities
Fiscal Year
In Millions 2023 2022
Purchases of land, buildings, and equipment $ (689.5) $ (568.7)
Acquisitions, net of cash acquired (251.5) (1,201.3)
Investments in affiliates, net (32.2) 15.4
Proceeds from disposal of land, buildings, and equipment 1.3 3.3
Proceeds from divestitures, net of cash divested 633.1 74.1
Other, net (7.6) (13.5)
Net cash used by investing activities $ (346.4) $ (1,690.7)
In

fiscal

2023,

we

used

$346 million

of

cash

through

investing

activities

compared

to

$1,691 million

in

fiscal

2022.

We

invested
$690 million in land, buildings, and equipment in fiscal 2023,

an increase of $121 million from fiscal 2022.

During fiscal 2023, we acquired TNT Crust for $252 million cash, net of cash acquired.

During fiscal 2023, we completed the sale of
our Helper main meals and Suddenly Salad side dishes businesses for cash proceeds of $607 million.
During fiscal 2022, we acquired Tyson

Foods’ pet treats business for an aggregate purchase price of $1.2 billion. During fiscal

2022,
we sold our interests in Yoplait

SAS, Yoplait

Marques SNC, and Liberté Marques Sàrl for cash proceeds

of $32 million, net of cash

divested,

as part of the sale. We also completed

the sale of our European dough businesses in fiscal 2022 for cash proceeds of $42 million.

We

expect

capital

expenditures

to

be

approximately

4

percent

of

reported

net

sales

in

fiscal

2024.

These

expenditures

will

fund
initiatives that are expected to fuel growth, support innovative products,

and continue HMM initiatives throughout the supply chain.
Cash Flows from Financing Activities
Fiscal Year
In Millions 2023 2022
Change in notes payable $ (769.3) $ 551.4
Issuance of long-term debt 2,324.4 2,203.7
Payment of long-term debt (1,421.7) (3,140.9)
Proceeds from common stock issued on exercised options 232.3 161.7
Purchases of common stock for treasury (1,403.6) (876.8)
Dividends paid (1,287.9) (1,244.5)
Distributions to redeemable and noncontrolling interest holders (15.7) (129.8)
Other, net (62.6) (28.0)
Net cash used by financing activities $ (2,404.1) $ (2,503.2)
Financing activities

used $2.4 billion

of cash

in fiscal

2023 compared

to $2.5 billion

in fiscal

2022. We

had $133 million

of net

debt
issuances in

fiscal 2023

compared to

$386 million of

net debt repayments

in fiscal 2022.

For more

information on

our debt

issuances
and payments, please refer to Note 9 to the Consolidated Financial Statements in

Item 8 of this report.
During

fiscal

2023,

we

received

$232 million

of

net

proceeds

from

common

stock

issued

on

exercised

options

compared

to
$162 million in fiscal 2022.
During fiscal 2023, we

repurchased 18 million shares

of our common stock for

$1,404 million. During fiscal 2022,

we repurchased 14
million shares of our common stock for $877 million.

Dividends paid in fiscal 2023 totaled

$1,288 million, or $2.16 per share. Dividends

paid in fiscal 2022

totaled $1,244 million, or $2.04
per share.

Selected Cash Flows from Joint Ventures
Selected cash flows from our joint ventures are set forth in the following table:
Fiscal Year
Inflow (Outflow), in Millions 2023 2022
Investments in affiliates, net $ (32.2) $ 15.4
Dividends received 69.9 107.5

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 28, 2023:
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

Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
May 28, 2023, we were in compliance with all of these covenants.

We

have $1,709 million

of long-term debt

maturing in the

next 12 months

that is classified

as current, including

$500 million of

3.65
percent fixed-rate notes due February

15, 2024, $400 million of floating-rate

notes due October 17, 2023, €500

million of floating-rate
notes due July

27, 2023, and €250

million of floating-rate

notes due November

10, 2023. We

believe that cash

flows from operations,
together

with available

short- and

long-term

debt financing,

will be

adequate

to meet

our liquidity

and capital

needs for

at least

the
next 12 months.
As of May

28, 2023,

our total debt,

including the

impact of derivative

instruments designated

as hedges, was

80 percent

in fixed-rate
and 20

percent in

floating-rate instruments,

compared to

77 percent

in fixed-rate

and 23

percent in

floating-rate instruments

on May
29, 2022.

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
the sum of three

-month Term

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
$394 million

as of

May 28,

2023, and

$420 million

as of

May 29,

2022. Because

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

2023,

we

had

$21 billion

of

goodwill

and

indefinite-lived

intangible

assets. While

we

currently

believe

that

the

fair
value of each

intangible exceeds its carrying

value,

and that those intangibles

will contribute indefinitely

to our cash flows,

materially
different

assumptions

regarding

future performance

of our

businesses

or

a different

weighted-average

cost

of capital

could

result

in
material impairment losses

and amortization expense.

We

performed our fiscal

2023

assessment of our

intangible assets as of

the first
day

of

the

second

quarter

of

fiscal

2023,

and

we

determined

there

was

no

impairment

of

our

intangible

assets

as

their

related

fair
values

were

substantially

in

excess

of

the

carrying

value,

except

for
Uncle

Toby’s
band

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
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:
Fiscal Year
2023 2022 2021
Estimated fair values of stock options granted $ 14.16 $ 8.77 $ 8.03
Assumptions:
Risk-free interest rate 3.3% 1.5% 0.7%
Expected term 8.5 years 8.5 years 8.5 years
Expected volatility 20.9% 20.2% 19.5%
Dividend yield 3.1% 3.4% 3.3%
The risk-free interest rate

for periods during the

expected term of the options

is based on the U.S. Treasury

zero-coupon yield curve in
effect at the time of grant. An increase in the expected term by

1 year, leaving all other assumptions constant, would

decrease the grant
date

fair value

by less

than

1 percent

.

If all

other

assumptions

are held

constant,

a one

percentage

point

increase

in our

fiscal

2023
volatility assumption would increase the grant date fair value of our fiscal 2023 option awards by 5 percent.
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
Our

historical

investment

returns

(compound

annual

growth

rates)

for

our

United

States

defined

benefit

pension

and

other
postretirement

benefit

plan

assets

were

a

5.7

percent

loss

in

the

1-year

period

ended

May

28,

2023

and

returns

of

3.4

percent,

5.9
percent, 5.5 percent, and 7.7 percent for the 5, 10, 15, and 20-year periods ended May 28, 2023.
On a weighted-average basis, the

expected rate of return for all

defined benefit plans was 6.70

percent for fiscal 2023, 5.85

percent for
fiscal 2022, and 5.72 percent for fiscal 2021.

For fiscal 2024, we increased our weighted-average expected

rate of return on plan assets
for our principal

defined benefit pension

and other postretirement

plans in the

United States to

7.20 percent due

to higher prospective
long-term asset returns primarily on fixed income investments.
Lowering

the

expected

long-term

rate

of

return

on

assets

by

100

basis

points

would

increase

our

net

pension

and

postretirement
expense by $62 million for

fiscal 2024. A market-related

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
Our weighted-average discount rates were as follows:
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Effective rate for fiscal 2024 service costs 5.27% 5.15% 5.00%
Effective rate for fiscal 2024 interest costs 5.06% 4.96% 4.61%
Obligations as of May 31, 2023 5.18% 5.19% 4.55%
Effective rate for fiscal 2023 service costs 4.57% 4.41% 3.69%
Effective rate for fiscal 2023 interest costs 4.03% 3.80% 3.35%
Obligations as of May 31, 2022 4.39% 4.36% 3.62%
Effective rate for fiscal 2022 service costs 3.53% 3.34% 2.46%
Effective rate for fiscal 2022 interest costs 2.42% 2.08% 1.48%
Lowering

the

discount

rates

by

100

basis

points

would

increase

our

net

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit plan expense

for fiscal 2024 by approximately

$30 million. All obligation-related

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
is 6.6

percent for

retirees age

65 and

over and

6.6 percent

for retirees

under age

65 at

the end

of fiscal

2023. Rates

are graded

down
annually until

the ultimate

trend rate

of 4.5

percent is

reached in

2032 for

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

Once
recognized, experience gains and

losses are amortized using a straight

-line method over the average remaining

service period of active
plan participants

or over

the average

remaining lifetime

of the

remaining plan

participants if

the plan

is viewed

as “all

or almost

all”
inactive participants.
Financial Statement Impact

In

fiscal

2023,

we

recorded

net

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plan

income

of
$6 million

compared to

$26 million of

income in

fiscal 2022

and $4 million

of expense

in fiscal

2021. As

of May

28, 2023,

we had
cumulative unrecognized

actuarial net losses of

$2 billion on our

defined benefit pension plans

and cumulative unrecognized

actuarial
net

gains

of

$189 million

on

our

postretirement

and

postemployment

benefit

plans,

mainly

as

the

result

of

liability

increases

from
lower historical

interest rates. These

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

December 31,

2024.

We

have

reviewed

and

modified

certain

contracts,

where

necessary,

to

apply

a

new

reference

rate,
primarily the SOFR. The guidance

has not had and

is not expected to have

a material impact on

our results of operations

and financial
position. We

will continue

to review

our contracts

and arrangements

that will

be affected

by a

discontinued reference

rate during

the
transition period.

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
Restructuring charges (recoveries) and project-related

costs
Restructuring

charges

and

project-related

costs

for

global

supply

chain

actions,

network

optimization

actions,

and

previously
announced

restructuring

actions

in

fiscal

2023.

Restructuring

charges

for

International

restructuring

actions

and

net

restructuring
recoveries for previously announced restructuring

actions in fiscal 2022. Please see Note 4 to the

Consolidated Financial Statements in
Item 8 of this report.
Product recall, net
Voluntary

recall costs recorded in fiscal 2023 related to certain international
Häagen-Dazs ice cream products, net of insurance
recovery.
Acquisition integration costs
Integration costs

primarily resulting

from the acquisition

of TNT Crust

in fiscal 2023.

Integration costs

resulting from

the acquisition
of Tyson Foods’ pet

treats business in fiscal 2022. Please see Note 3 to the Consolidated Financial Statements

in Item 8 of this report.
Transaction costs
Transaction

costs primarily

related to

the sale

of our

Helper main

meals and

Suddenly Salad

side dish

business in

fiscal 2023.

Fiscal
2022 transaction

costs related

primarily to

the sale of

our interests in

Yoplait

SAS, Yoplait

Marques SNC,

and Liberté Marques

Sàrl,
the

sale

of

our

European

dough

businesses,

the

sale

of

our

Helper

main

meals

and

Suddenly

Salad

side

dishes

business,

and

the
acquisition of TNT Crust. Please see Note 3 to the Consolidated Financial Statements

in Item 8 of this report.
Non-income tax recovery
Recovery related to a Brazil indirect tax item recorded in fiscal 2022.
Tax item
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

Adjusted Operating Profit and Related Constant-currency Growth Rate
This measure is used in reporting

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:
Fiscal Year
2023 2022 Change
Operating profit as reported $ 3,433.8 $ 3,475.8 (1) %
Divestitures gain, net (444.6) (194.1)
Mark-to-market effects 291.9 (133.1)
Investment activity, net 84.0 14.7
Restructuring charges (recoveries) 61.0 (23.2)
Product recall, net 22.5 -
Acquisition integration costs 5.9 22.4
Project related costs 2.4 -
Transaction costs 0.4 72.8
Non-income tax recovery - (22.0)
Adjusted operating profit $ 3,457.3 $ 3,213.3 8%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rate follows:
Fiscal Year
Per Share Data 2023 2022
2023 vs.
2022 Change
Diluted earnings per share, as reported $ 4.31 $ 4.42 (2) %
Divestitures gain, net (0.62) (0.31)
Mark-to-market effects 0.37 (0.17)
Investment activity, net 0.11 0.01
Restructuring charges (recoveries) 0.08 (0.03)
Product recall, net 0.03 -
Acquisition integration costs 0.01 0.03
Transaction costs - 0.09
Non-income tax recovery - (0.02)
Tax item - (0.08)
Adjusted diluted earnings per share $ 4.30 $ 3.94 9%
Foreign currency exchange impact (1) pt
Adjusted diluted earnings per share growth, on a constant-currency basis 10%
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
In Millions Fiscal 2023
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported
$ 2,609.6
Divestitures gain, net of tax (371.4)
Mark-to-market effects, net of tax 224.8
Investment activity, net,

net of tax
66.0
Restructuring charges, net of tax 48.4
Product recall, net, net of tax 17.3
Acquisition integration costs, net of tax 4.6
Project related costs, net of tax 1.6
CPW restructuring charges, net of tax 1.0
Transaction costs, net of tax 0.2
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests
$ 2,602.2
Net cash provided by operating activities 2,778.6
Purchases of land, buildings, and equipment (689.5)
Free cash flow $ 2,089.1
Net cash provided by operating activities conversion rate 106%
Free cash flow conversion rate 80%
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
Our adjusted operating profit margins are calculated as follows:
Fiscal Year
Percent of Net Sales 2023 2022
Operating profit as reported $ 3,433.8 17.1% $ 3,475.8 18.3%
Divestitures gain, net (444.6) (2.2) % (194.1) (1.0) %
Mark-to-market effects 291.9 1.5% (133.1) (0.7) %
Investment activity, net 84.0 0.4% 14.7 0.1%
Restructuring charges (recoveries) 61.0 0.3% (23.2) (0.1) %
Product recall, net 22.5 0.1% - - %
Acquisition integration costs 5.9 - % 22.4 0.1%
Project-related costs 2.4 - % - - %
Transaction costs 0.4 - % 72.8 0.4%
Non-income tax recovery - - % (22.0) (0.1) %
Adjusted operating profit $ 3,457.3 17.2% $ 3,213.3 16.9%
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
Adjusted effective income tax rates are calculated as follows:
Fiscal Year

Ended
2023 2022
In Millions
(Except Per Share Data)
Pretax
Earnings (a)
Income
Taxes
Pretax
Earnings (a)
Income
Taxes
As reported $3,140.5 $612.2 $3,209.6 $586.3
Divestitures gain, net (444.6) (73.2) (194.1) (5.1)
Mark-to-market effects 291.9 67.1 (133.1) (30.6)
Investment activity, net 84.0 18.0 14.7 8.5
Restructuring charges (recoveries) 61.0 12.6 (23.2) (6.4)
Product recall, net 22.5 5.2 - -
Acquisition integration costs 5.9 1.3 22.4 5.1
Project related costs 2.4 0.8 - -
Transaction costs 0.4 0.2 72.8 16.4
Tax item - - - 50.7
Non-income tax recovery - - (22.0) (7.5)
As adjusted $3,164.0 $644.1 $2,947.1 $617.4
Effective tax rate:
As reported 19.5% 18.3%
As adjusted 20.4% 20.9%
Sum of adjustments to income taxes $32.0 $31.1
Average number

of common shares - diluted EPS
601.2 612.6
Impact of income tax adjustments on adjusted diluted EPS $(0.05) $(0.05)
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
Fiscal 2023
Percentage change in after-tax earnings from joint ventures as reported (27) %
Impact of foreign currency exchange (10) pts
Percentage change in after-tax earnings from joint ventures

on a constant-currency basis
(18) %
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
Fiscal 2023
Percentage change in net sales as reported 2%
Impact of foreign currency exchange (6) pts
Percentage change in net sales on a constant-currency basis 8%
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
Fiscal 2023
Percentage Change
in Operating Profit
as Reported
Impact of Foreign
Currency Exchange
Percentage Change
in Operating Profit
on Constant-
Currency Basis
North America Retail 18 % Flat 18%
International (30) % (5) pts (25) %
Pet (5) % Flat (5) %
North America Foodservice 14 % Flat 14%
Note: Table may not foot due to rounding.
Forward-Looking Financial Measures
Our fiscal 202

4

outlook for organic

net sales growth,

constant-currency adjusted

operating profit,

adjusted diluted

EPS, and free

cash
flow conversion

are non-GAAP financial

measures that

exclude, or

have otherwise

been adjusted

for, items

impacting comparability,
including

the

effect

of

foreign

currency

exchange

rate

fluctuations,

restructuring

charges

and

project-related

costs,

acquisition
transaction

and

integration

costs, acquisitions,

divestitures,

and

mark-to-market

effects.

We

are

not

able

to reconcile

these

forward-
looking

non-GAAP

financial

measures

to

their

most

directly

comparable

forward-looking

GAAP

financial

measures

without
unreasonable

efforts

because we

are unable

to predict

with a

reasonable

degree of

certainty

the actual

impact

of

changes in

foreign

currency

exchange

rates

and

commodity

prices

or

the

timing

or

impact

of

acquisitions,

divestitures,

and

restructuring

actions
throughout fiscal 2024. The unavailable information could have a significant impact on our fiscal 2024

GAAP financial results.

For

fiscal

2024,

we

currently expect:

foreign

currency

exchange

rates

(based

on

a blend

of

forward

and

forecasted

rates and

hedge
positions) and acquisitions and

divestitures completed prior to fiscal

2024 to reduce net sales growth

by approximately one half of

one
percent; and restructuring charges to total approximately $15 million to $20 million.

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

2023.
In Millions May 28, 2023
Average During
Fiscal 2023 May 29, 2022 Analysis of Change
Interest rate instruments $ 65.3 $ 52.1 $ 40.9 Higher Market Volatility
Foreign currency instruments 36.7 33.3 20.3 Exchange Rate Volatility
Commodity instruments 7.6 9.5 12.9 Reduced Market Volatility
Equity instruments 2.8 3.1 2.5 Higher Market Volatility

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

to,” “may continue,”

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
In connection

with the “safe

harbor” provisions

of the Private

Securities Litigation

Reform Act of

1995, we are

identifying important
factors

that could

affect

our financial

performance

and could

cause our

actual results

in future

periods

to differ

materially from

any
current opinions or statements.
Our

future

results

could

be

affected

by

a

variety

of

factors,

such

as:

disruptions

or

inefficiencies

in

the

supply

chain;

competitive
dynamics in the consumer

foods industry and the markets for

our products, including new product

introductions, advertising activities,
pricing actions, and promotional

activities of our competitors;

economic conditions, including

changes in inflation rates,

interest rates,
tax

rates,

or

the

availability

of

capital;

product

development

and

innovation;

consumer

acceptance

of

new

products

and

product
improvements;

consumer

reaction

to

pricing

actions

and

changes

in

promotion

levels;

acquisitions

or

dispositions

of

businesses

or
assets; changes in capital structure;

changes in the legal and regulatory

environment, including tax legislation,

labeling and advertising
regulations, and litigation; impairments in the carrying

value of goodwill, other intangible assets, or other long

-lived assets, or changes
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
The Audit

Committee reviewed

and approved

the Company’s

annual financial

statements. The

Audit Committee

recommended,

and
the Board

of Directors

approved, that

the consolidated

financial statements

be included

in the

Annual Report.

The Audit

Committee
also appointed KPMG LLP to serve as the Company’s

independent registered public accounting firm for fiscal 2024.
/s/ J. L. Harmening

/s/ K. A. Bruce

J. L. Harmening

K. A. Bruce

Chief Executive Officer

Chief Financial Officer

June 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders

and Board of Directors
General Mills, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control

Over Financial Reporting
We

have

audited

the

accompanying

consolidated

balance

sheets

of

General

Mills,

Inc. and

subsidiaries

(the

Company)

as

of
May 28, 2023, and May 29, 2022,

the related consolidated statements of

earnings, comprehensive income, total equity

and redeemable
interest,

and

cash

flows

for

each

of

the

years

in

the

three-year

period

ended

May 28, 2023,

and

the

related

notes

and

financial
statement schedule

II (collectively,

the consolidated

financial statements).

We

also have

audited the

Company’s

internal control

over
financial reporting as

of May 28, 2023, based

on criteria established

in
Internal Control

– Integrated Framework

(2013)

issued by the
Committee of Sponsoring Organizations of the Treadway

Commission.
In our

opinion, the

consolidated financial

statements referred

to above

present fairly,

in all material

respects, the

financial position

of
the Company

as of

May 28, 2023, and

May 29,

2022, and

the results

of its

operations and

its cash

flows for

each of

the years

in the
three-year

period

ended

May 28, 2023,

in

conformity

with

U.S.

generally

accepted

accounting

principles.

Also

in

our

opinion,

the
Company maintained,

in all material

respects, effective

internal control

over financial

reporting as of

May 28, 2023, based

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

28,

2023,

were

$14,511.2

million

and

$6,712.4

million,

respectively.

The

impairment

tests

for

these
assets, which

are performed

annually and

whenever

events or

changes in

circumstances

indicate that

impairment may

have
occurred, require

the Company

to estimate

the fair

value of

the reporting

units to

which goodwill

is assigned

as well

as the
brands and

other indefinite

-lived intangible

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
The

following

are

the

primary

procedures

we

performed

to address

this critical

audit

matter.

We

evaluated

the

design

and
tested

the

operating

effectiveness

of

internal

controls

related

to

the valuation

of goodwill

and

brand

intangible

assets. This
included controls related

to the assumptions

about future operating

results and the discount

and royalty rates

used to measure
the fair value

of the reporting

units and brands

intangible assets.

We

performed sensitivity

analyses over

the revenue

growth
rates, operating margins, brand

royalty rates and discount rates

to assess the impact of

other points within a range

of potential
assumptions.

We

evaluated

the

revenue

growth

rates

and

operating

margin

assumptions

by

comparing

them

to

recent
financial performance

and external

market and

industry data.

We

evaluated whether

these assumptions

were consistent

with
evidence obtained

in other areas

of the audit.

We

involved professionals with

specialized skills and

knowledge, who assisted
in the evaluation

of the Company’s

discount rates by

comparing them

against rate ranges

that were independently

developed
using publicly available market data

for comparable entities and the royalty

rates by evaluating the methods, assumptions

and
market data used to estimate the royalty rates.
/s/
KPMG

LLP
We have served

as the Company’s auditor since 1928.
Minneapolis, Minnesota
June 28, 2023

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2023 2022 2021
Net sales $
20,094.2
$
18,992.8
$
18,127.0
Cost of sales
13,548.4
12,590.6
11,678.7
Selling, general, and administrative expenses
3,500.4
3,147.0
3,079.6
Divestitures (gain) loss, net
(444.6)
(194.1)
53.5
Restructuring, impairment, and other exit costs (recoveries)
56.2
(26.5)
170.4
Operating profit
3,433.8
3,475.8
3,144.8
Benefit plan non-service income
(88.8)
(113.4)
(132.9)
Interest, net
382.1
379.6
420.3
Earnings before income taxes and after-tax earnings

from joint ventures
3,140.5
3,209.6
2,857.4
Income taxes
612.2
586.3
629.1
After-tax earnings from joint ventures
81.3
111.7
117.7
Net earnings, including earnings attributable to redeemable and noncontrolling interests
2,609.6
2,735.0
2,346.0
Net earnings attributable to redeemable and noncontrolling interests
15.7
27.7
6.2
Net earnings attributable to General Mills $
2,593.9
$
2,707.3
$
2,339.8
Earnings per share — basic $
4.36
$
4.46
$
3.81
Earnings per share — diluted $
4.31
$
4.42
$
3.78
Dividends per share $
2.16
$
2.04
$
2.02
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2023 2022 2021
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$
2,609.6
$
2,735.0
$
2,346.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation
(110.8)
(175.9)
175.1
Net actuarial (loss) income
(228.0)
101.6
353.4
Other fair value changes:
Hedge derivatives
1.3
7.0
(20.7)
Reclassification to earnings:
Foreign currency translation
(7.4)
342.2
-
Hedge derivatives
(18.7)
35.1
13.5
Amortization of losses and prior service costs
56.9
75.8
78.9
Other comprehensive (loss) income, net of tax
(306.7)
385.8
600.2
Total comprehensive

income
2,302.9
3,120.8
2,946.2
Comprehensive income (loss) attributable to redeemable and

noncontrolling interests
15.4
(45.2)
121.2
Comprehensive income attributable to General Mills $
2,287.5
$
3,166.0
$
2,825.0
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
May 28, 2023 May 29, 2022
ASSETS
Current assets:
Cash and cash equivalents $
585.5
$
569.4
Receivables
1,683.2
1,692.1
Inventories
2,172.0
1,867.3
Prepaid expenses and other current assets
735.7
802.1
Assets held for sale
-
158.9
Total current

assets
5,176.4
5,089.8
Land, buildings, and equipment
3,636.2
3,393.8
Goodwill
14,511.2
14,378.5
Other intangible assets
6,967.6
6,999.9
Other assets
1,160.3
1,228.1
Total assets $
31,451.7
$
31,090.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
4,194.2
$
3,982.3
Current portion of long-term debt
1,709.1
1,674.2
Notes payable
31.7
811.4
Other current liabilities
1,600.7
1,552.0
Total current

liabilities
7,535.7
8,019.9
Long-term debt
9,965.1
9,134.8
Deferred income taxes
2,110.9
2,218.3
Other liabilities
1,140.0
929.1
Total liabilities
20,751.7
20,302.1
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,222.4
1,182.9
Retained earnings
19,838.6
18,532.6
Common stock in treasury,

at cost, shares of
168
.0 and
155.7
(8,410.0)
(7,278.1)
Accumulated other comprehensive loss
(2,276.9)
(1,970.5)
Total stockholders' equity
10,449.6
10,542.4
Noncontrolling interests
250.4
245.6
Total equity
10,700.0
10,788.0
Total liabilities and equity $
31,451.7
$
31,090.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2023 2022 2021
Shares Amount Shares Amount Shares Amount
Total equity,

beginning balance
$
10,788.0
$
9,773.2
$
8,349.5
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,182.9
1,365.5
1,348.6
Stock compensation plans
34.5
17.9
6.2
Unearned compensation related to stock unit awards
(104.7)
(92.2)
(78.0)
Earned compensation
109.7
104.5
88.5
Decrease in redemption value of

redeemable interest
-
14.1
0.2
Reversal of cumulative redeemable interest

value adjustments
-
(207.4)
-
Acquisition of noncontrolling interest
-
(19.5)
-
Ending balance
1,222.4
1,182.9
1,365.5
Retained earnings:
Beginning balance
18,532.6
17,069.8
15,982.1
Net earnings attributable to General Mills
2,593.9
2,707.3
2,339.8
Cash dividends declared ($
2.16
, $
2.04
, and $
2.02

per share)
(1,287.9)
(1,244.5)
(1,246.4)
Adoption of current expected credit loss

accounting requirements
-
-
(5.7)
Ending balance
19,838.6
18,532.6
17,069.8
Common stock in treasury:
Beginning balance
(155.7)
(7,278.1)
(146.9)
(6,611.2)
(144.8)
(6,433.3)
Shares purchased
(18.0)
(1,403.6)
(13.5)
(876.8)
(5.0)
(301.4)
Stock compensation plans
5.7
271.7
4.7
209.9
2.9
123.5
Ending balance
(168.0)
(8,410.0)
(155.7)
(7,278.1)
(146.9)
(6,611.2)
Accumulated other comprehensive loss:
Beginning balance
(1,970.5)
(2,429.2)
(2,914.4)
Comprehensive (loss) income
(306.4)
458.7
485.2
Ending balance
(2,276.9)
(1,970.5)
(2,429.2)
Noncontrolling interests:
Beginning balance
245.6
302.8
291.0
Comprehensive income (loss)
15.4
(16.0)
38.0
Distributions to noncontrolling interest holders
(15.7)
(129.8)
(26.2)
Reclassification from redeemable interest
-
561.6
-
Reversal of cumulative redeemable interest

value adjustments
-
207.4
-
Divestiture
5.1
(680.4)
-
Ending balance
250.4
245.6
302.8
Total equity,

ending balance
$
10,700.0
$
10,788.0
$
9,773.2
Redeemable interest:
Beginning balance $
-
$
604.9
$
544.6
Comprehensive (loss) income
-
(29.2)
83.2
Decrease in redemption value of

redeemable interest
-
(14.1)
(0.2)
Distributions to redeemable interest holder
-
-
(22.7)
Reclassification to noncontrolling interest
-
(561.6)
-
Ending balance $
-
$
-
$
604.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2023
2022

2021

Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests $
2,609.6
$
2,735.0
$
2,346.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
546.6
570.3
601.3
After-tax earnings from joint ventures
(81.3)
(111.7)
(117.7)
Distributions of earnings from joint ventures
69.9
107.5
95.2
Stock-based compensation
111.7
98.7
89.9
Deferred income taxes
(22.2)
62.2
118.8
Pension and other postretirement benefit plan contributions
(30.1)
(31.3)
(33.4)
Pension and other postretirement benefit plan costs
(27.6)
(30.1)
(33.6)
Divestitures (gain) loss, net
(444.6)
(194.1)
53.5
Restructuring, impairment, and other exit costs (recoveries)
24.4
(117.1)
150.9
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(48.9)
277.4
(155.9)
Other, net
71.1
(50.7)
(131.8)
Net cash provided by operating activities
2,778.6
3,316.1
2,983.2
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(689.5)
(568.7)
(530.8)
Acquisition, net of cash acquired
(251.5)
(1,201.3)
-
Investments in affiliates, net
(32.2)
15.4
15.5
Proceeds from disposal of land, buildings, and equipment
1.3
3.3
2.7
Proceeds from divestitures, net of cash divested
633.1
74.1
2.9
Other, net
(7.6)
(13.5)
(3.1)
Net cash used by investing activities
(346.4)
(1,690.7)
(512.8)
Cash Flows - Financing Activities
Change in notes payable
(769.3)
551.4
71.7
Issuance of long-term debt
2,324.4
2,203.7
1,576.5
Payment of long-term debt
(1,421.7)
(3,140.9)
(2,609.0)
Debt exchange participation incentive cash payment
-
-
(201.4)
Proceeds from common stock issued on exercised options
232.3
161.7
74.3
Purchases of common stock for treasury
(1,403.6)
(876.8)
(301.4)
Dividends paid
(1,287.9)
(1,244.5)
(1,246.4)
Distributions to noncontrolling and redeemable interest holders
(15.7)
(129.8)
(48.9)
Other, net
(62.6)
(28.0)
(30.9)
Net cash used by financing activities
(2,404.1)
(2,503.2)
(2,715.5)
Effect of exchange rate changes on cash and cash equivalents
(12.0)
(58.0)
72.5
Increase (decrease) in cash and cash equivalents
16.1
(935.8)
(172.6)
Cash and cash equivalents - beginning of year
569.4
1,505.2
1,677.8
Cash and cash equivalents - end of year $
585.5
$
569.4
$
1,505.2
Cash flow from changes in current assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables $
(41.2)
$
(166.3)
$
27.9
Inventories
(319.0)
(85.8)
(354.7)
Prepaid expenses and other current assets
61.6
(35.3)
(42.7)
Accounts payable
199.8
456.7
343.1
Other current liabilities
49.9
108.1
(129.5)
Changes in current assets and liabilities $
(48.9)
$
277.4
$
(155.9)
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

Our India business is on an April fiscal year end.
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
, Nudges , and Häagen-Dazs

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

,

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

million after-tax
.

NOTE 3. ACQUISITION AND DIVESTITURES
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
156.8

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
these businesses.
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
Restructuring charges recorded in fiscal 2023 were

as follows:
Expense, in Millions
Global supply chain actions $
36.2
Network optimization actions
6.4
Charges associated with restructuring actions previously

announced
18.4
Total restructuring

charges
$
61.0
In fiscal

2023,

we approved

restructuring actions

to enhance

the efficiency

of our

global supply

chain structure.

We

expect to

incur
approximately

$
52

million

of

restructuring

charges

and

project-related

costs

related

to

these

actions,

of

which

approximately

$
35
million will be

cash. These charges

are expected

to consist of

approximately $
26

million of severance

and $
26

million of other

costs,
primarily

$
8

million

of

asset

impairment

and

$
11

million

of

other

asset

write-offs.

We

recognized

$
25.8

million

of

severance

and
$
10.4

million of other costs in fiscal 2023. We

expect these actions to be completed by the end of fiscal 2025.
In fiscal 2023, we approved restructuring actions in

our International segment to optimize our Häagen-Dazs

shops network. We

expect
to incur

approximately $
10

million of

restructuring charges

and project-related

costs related

to these

actions, of

which approximately
$
9

million will be

cash. These charges

are expected to

consist of approximately

$
6

million of severance

and $
4

million of other

costs.
We

recognized $
5.6

million of

severance and

$
0.8

million of

other costs

in fiscal

2023. We

expect these

actions to

be completed

by
the end of fiscal 2024
.

Certain actions are subject to union negotiations and works counsel consultations,

where required.
We paid net

$
36.6

million of cash related to restructuring actions in fiscal 2023. We paid net $
93.9

million of cash in fiscal 2022.
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
Fiscal Year
In Millions 2023 2022 2021
Restructuring, impairment, and other exit costs (recoveries) $
56.2
$
(26.5)
$
170.4
Cost of sales
4.8
3.3
2.3
Total restructuring

and impairment charges (recoveries)
61.0
(23.2)
172.7
Project-related costs classified in cost of sales $
2.4
$
-
$
-
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:
In Millions Severance
Other Exit
Costs Total
Reserve balance as of May 31, 2020 $
17.8
$
-
$
17.8
Fiscal 2021 charges, including foreign currency translation
142.3
1.6
143.9
Utilized in fiscal 2021
(12.8)
(0.1)
(12.9)
Reserve balance as of May 30, 2021
147.3
1.5
148.8
Fiscal 2022 charges, including foreign currency translation
2.2
1.2
3.4
Reserve adjustment
(34.0)
-
(34.0)
Utilized in fiscal 2022
(80.1)
(1.3)
(81.4)
Reserve balance as of May 29, 2022
35.4
1.4
36.8
Fiscal 2023 charges, including foreign currency translation
41.6
0.1
41.7
Utilized in fiscal 2023
(29.4)
(1.4)
(30.8)
Reserve balance as of May 28, 2023 $
47.6
$
0.1
$
47.7
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
approximately
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
Joint venture related balance sheet activity is as follows:

In Millions May 28, 2023 May 29, 2022
Cumulative investments $
401.5
$
416.4
Goodwill and other intangibles
444.1
444.9
Aggregate advances included in cumulative investments
275.6
254.4

Joint venture earnings and cash flow activity is as follows:
Fiscal Year
In Millions 2023 2022 2021
Sales to joint ventures $
5.8
$
6.3
$
6.7
Net advances (repayments)
32.2
(15.4)
(15.5)
Dividends received
69.9
107.5
95.2
Summary combined financial information for the joint ventures on a 100 percent basis is as follows:
Fiscal Year
In Millions 2023 2022 2021
Net sales:
CPW

$
1,618.9
$
1,706.5
$
1,766.8
HDJ
338.5
427.8
422.4
Total net sales
1,957.4
2,134.3
2,189.2
Gross margin
667.7
803.1
882.9
Earnings before income taxes
169.3
249.9
247.8
Earnings after income taxes
126.9
201.0
201.7
In Millions May 28, 2023 May 29, 2022
Current assets $
817.7
$
823.9
Noncurrent assets
772.7
839.8
Current liabilities
1,300.0
1,298.8
Noncurrent liabilities
100.3
106.5

NOTE 6. GOODWILL AND OTHER INTANGIBLE

ASSETS
The components of goodwill and other intangible assets are as follows:
In Millions May 28, 2023 May 29, 2022
Goodwill $
14,511.2
$
14,378.5
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,712.4
6,725.8
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
386.3
400.3
Less accumulated amortization
(131.1)
(126.2)
Intangible assets subject to amortization
255.2
274.1
Other intangible assets
6,967.6
6,999.9
Total $
21,478.8
$
21,378.4
Based on

the carrying

value of

finite-lived intangible

assets as of

May 28,

2023, amortization

expense for

each of

the next five

fiscal
years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill for fiscal 2021, 2022, and 2023 are as follows:
In Millions
North
America
Retail Pet
North
America
Foodservice International
Joint
Ventures Total
Balance as of May 31, 2020 $
6,673.7
$
5,300.5
$
648.8
$
894.5
$
405.7
$
13,923.2
Divestiture
-
-
-
(1.2)
-
(1.2)
Other activity, primarily

foreign

currency translation
15.6
-
-
84.9
39.9
140.4
Balance as of May 30, 2021
6,689.3
5,300.5
648.8
978.2
445.6
14,062.4
Acquisition
-
762.3
-
-
-
762.3
Divestitures
-
-
-
(201.8)
-
(201.8)
Reclassified to assets held for sale
(130.0)
-
-
-
-
(130.0)
Other activity, primarily

foreign

currency translation
(6.4)
-
-
(54.8)
(53.2)
(114.4)
Balance as of May 29, 2022
6,552.9
6,062.8
648.8
721.6
392.4
14,378.5
Acquisition
-
-
156.8
-
-
156.8
Divestitures
(2.0)
-
-
(0.4)
-
(2.4)
Other activity, primarily

foreign

currency translation
(8.5)
-
-
(12.8)
(0.4)
(21.7)
Balance as of May 28, 2023 $
6,542.4
$
6,062.8
$
805.6
$
708.4
$
392.0
$
14,511.2
The changes in the carrying amount of other intangible assets for fiscal 2021, 2022, and

2023 are as follows:
In Millions Total
Balance as of May 31, 2020 $
7,095.8
Divestiture
(5.3)
Other activity, primarily

amortization and foreign currency translation
60.1
Balance as of May 30, 2021
7,150.6
Acquisition
370.0
Divestitures
(621.8)
Intellectual property intangible asset
210.4
Other activity, primarily

amortization and foreign currency translation
(109.3)
Balance as of May 29, 2022
6,999.9
Acquisition
3.8
Divestiture
(3.6)
Other activity, primarily

amortization and foreign currency translation
(32.5)
Balance as of May 28, 2023 $
6,967.6
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
We did not

identify any indicators of impairment for any goodwill or indefinite-lived intangible assets as of May 28, 2023.
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

Components of our lease cost are as follows:

Fiscal Year
In Millions 2023 2022 2021
Operating lease cost $
127.6
$
129.7
$
132.7
Variable

lease cost
6.1
8.5
21.8
Short-term lease cost
30.0
29.1
23.4
Maturities of our operating and finance lease obligations by fiscal year are as follows:
In Millions Operating Leases Finance Leases
Fiscal 2024 $
111.9
$
1.0
Fiscal 2025
86.4
0.6
Fiscal 2026
64.3
0.6
Fiscal 2027
42.9
0.3
Fiscal 2028
28.6
-
After fiscal 2028
68.6
-
Total noncancelable

future lease obligations
$
402.7
$
2.5
Less: Interest
(43.8)
(0.2)
Present value of lease obligations
$
358.9
$
2.3
The

lease

payments

presented

in

the

table

above

exclude

$
107.2

million

of

minimum

lease

payments

for

operating

leases

we

have
committed to but have not yet commenced as of May 28, 2023.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:
May 28, 2023 May 29, 2022
Weighted-average

remaining lease term
5.2
years
4.5
years
Weighted-average

discount rate
4.4
%
3.8
%
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

Fiscal Year
In Millions 2023 2022
Cash paid for amounts included in the measurement of lease liabilities $
129.9
$
128.7
Right of use assets obtained in exchange for new lease liabilities $
124.4
$
84.6

NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES,

AND FAIR VALUES
FINANCIAL INSTRUMENTS
The

carrying

values

of

cash

and

cash

equivalents,

receivables,

accounts

payable,

other

current

liabilities,

and

notes

payable
approximate fair

value. Marketable

securities are

carried at

fair value.

As of

May 28,

2023, and

May 29,

2022, a

comparison of

cost
and market values of our marketable debt and equity securities is as follows:
Cost Fair Value Gross Unrealized Gains Gross Unrealized Losses
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2023 2022 2023 2022 2023 2022 2023 2022
Available for

sale

debt securities
$
2.3
$
2.3
$
2.3
$
2.3
$
-
$
-
$
-
$
-
Equity securities
117.5
250.1
122.7
255.3
5.2
5.2
10.0
15.1
Total $
119.8
$
252.4
$
125.0
$
257.6
$
5.2
$
5.2
$
10.0
$
15.1
As of May 28, 2023, the fair value and carrying value

of equity securities restricted for payment of active employee health and welfare
benefits were $
117.2

million.

There were
no

realized gains or losses from sales

of marketable securities in

fiscal 2023 and 2022.

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

Scheduled maturities of our marketable securities are as follows:
Marketable Securities
In Millions Cost Fair Value
Under 1 year (current) $
2.3
$
2.3
Equity securities
117.5
122.7
Total $
119.8
$
125.0
As of May 28, 2023, we had $
2.2

million of marketable debt securities pledged as collateral for derivative contracts.
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

Unallocated corporate items for fiscal 2023, 2022, and 2021 included:
Fiscal Year
In Millions 2023 2022 2021
Net (loss) gain on mark-to-market valuation of commodity positions $
(154.4)
$
303.3
$
138.2
Net gain on commodity positions reclassified from unallocated corporate items to segment operating profit
(89.5)
(188.0)
(8.8)
Net mark-to-market revaluation of certain grain inventories
(48.0)
17.8
9.4
Net mark-to-market valuation of certain commodity positions recognized in

unallocated corporate items
$
(291.9)
$
133.1
$
138.8

As

of

May

28,

2023,

the

net

notional

value

of

commodity

derivatives

was

$
406.8

million,

of

which

$
257.9

million

related

to
agricultural inputs and $
148.9

million related to energy inputs. These contracts relate to inputs that generally will be utilized within the
next
12

months.

INTEREST RATE RISK
We

are

exposed

to

interest

rate

volatility

with

regard

to

future

issuances

of

fixed-rate

debt,

and

existing

and

future

issuances

of
floating-rate debt. Primary exposures include U.S. Treasury

rates, SOFR, Euribor, and

commercial paper rates in the United States and
Europe.

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

During the fourth quarter of fiscal 2023, in advance of planned debt financing,

we entered into €
750.0

million of forward-starting
swaps. The forward-starting swap agreements were terminated during the fourth quarter of fiscal 2023, in conjunction with the
Company’s issuance of

a €
750.0

million
6
-year fixed-rate note. Upon termination, a loss of $
5.0

million was recognized in AOCI and
will be amortized through interest expense over the respective term of the debt.

During the fourth quarter of fiscal 2023, in advance of planned debt financing, we entered into $
500.0

million of treasury locks. The
treasury locks were terminated during the fourth quarter of fiscal 2023, in conjunction with the Company’s issuance

of a $
1,000.0
million
10
-year fixed-rate note. Upon termination, a loss of $
1.4

million was recognized in AOCI and will be amortized through interest expense over the respective term of the debt.

During the second quarter of fiscal 2023, we entered

into a $
500.0

million notional amount interest swap to convert our $
500.0

million
fixed rate notes due
November 18, 2025
, to a floating rate.

As of May 28,

2023, the pre-tax

amount of cash-settled

interest rate hedge

gain or loss

remaining in AOCI,

which will be

reclassified
to earnings over the remaining term of the related underlying debt, follows:
In Millions Gain/(Loss)
3.65
% notes due February 15, 2024 $
1.3
4.0
% notes due April 17, 2025
(1.1)
3.2
% notes due February 10, 2027
6.3
1.5
% notes due April 27, 2027
(1.3)
4.2
% notes due April 17, 2028
(5.0)
3.907
% notes due April 13, 2029
(4.9)
2.25
% notes due October 14, 2031
16.5
4.95
% notes due March 29, 2033
(1.4)
4.55
% notes due April 17, 2038
(8.1)
5.4
% notes due June 15, 2040
(9.5)
4.15
% notes due February 15, 2043
7.8
4.7
% notes due April 17, 2048
(11.8)
Net pre-tax hedge loss in AOCI $
(11.2)

The

following

table

summarizes

the

notional

amounts

and

weighted-average

interest

rates

of

our

interest

rate

derivatives.

Average
floating rates are based on rates as of the end of the reporting period.
In Millions May 28, 2023 May 29, 2022
Pay-floating swaps - notional amount $
1,143.4
$
644.1
Average receive

rate
2.6
%
0.4
%
Average pay rate
2.5
%
0.1
%
The floating-rate swap contracts outstanding as of May 28, 2023, mature

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
As of May 28, 2023, the net notional value of foreign exchange derivatives was $
933.0

million.
We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

We

hedged a portion

of these net

investments by
issuing

euro-denominated

commercial

paper

and

foreign

exchange

forward

contracts.

As of

May

28,

2023,

we

hedged

a

portion

of
these net

investments

with €
2,949.9

million of

euro denominated

bonds.

As of

May 28,

2023,

we had

deferred

net foreign

currency
transaction gains of $
71.9

million in AOCI associated with net investment hedging activity.
EQUITY INSTRUMENTS
Equity

price

movements

affect

our

compensation

expense

as

certain

investments

made

by

our

employees

in

our

deferred
compensation plan

are revalued. We

use equity swaps

to manage this

risk. As of May

28, 2023, the

net notional amount

of our equity
swaps was $
177.5

million. In fiscal 2024, $
165.4

million of swap contracts will mature,

and $
12.1

million of swap contracts mature

in
fiscal 2025.

FAIR VALUE

MEASUREMENTS AND FINANCIAL STATEMENT

PRESENTATION
The

fair

values

of

our

assets,

liabilities,

and

derivative

positions

recorded

at

fair

value

and

their

respective

levels

in

the

fair

value
hierarchy as of May 28, 2023, and May 29, 2022, were as follows:
May 28, 2023 May 28, 2023
Fair Values

of Assets
Fair Values

of Liabilities
In Millions Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b) $
-
$
-
$
-
$
-
$
-
$
(62.2)
$
-
$
(62.2)
Foreign exchange contracts (a) (c)
-
10.3
-
10.3
-
(2.5)
-
(2.5)
Total
-
10.3
-
10.3
-
(64.7)
-
(64.7)
Derivatives not designated as hedging

instruments:
Foreign exchange contracts (a) (c)
-
0.2
-
0.2
-
(5.6)
-
(5.6)
Commodity contracts (a) (d)
-
0.5
-
0.5
-
(29.3)
-
(29.3)
Grain contracts (a) (d)
-
2.3
-
2.3
-
(11.8)
-
(11.8)
Total
-
3.0
-
3.0
-
(46.7)
-
(46.7)
Other assets and liabilities reported at fair value:
Marketable investments (a) (e) (f)
122.7
2.3
34.8
159.8
-
-
-
-
Long-lived assets (g)
-
1.0
-
1.0
-
-
-
-
Total
122.7
3.3
34.8
160.8
-
-
-
-
Total assets, liabilities, and

derivative positions

recorded at fair value
$
122.7
$
16.6
$
34.8
$
174.1
$
-
$
(111.4)
$
-
$
(111.4)
(a)

These contracts and investments

are recorded as prepaid

expenses and other current

assets, other assets, other

current liabilities or
other liabilities,

as appropriate,

based on

whether in

a gain

or loss

position. Certain

marketable investments

are recorded

as cash
and cash equivalents.

(b)

Based on EURIBOR and

swap rates. As

of May 28, 2023,

the carrying amount of

hedged debt designated

as the hedged item

in a
fair value

hedge was

$
589.7

million and

was classified

on the

Consolidated Balance

Sheet within

long-term debt.

As of

May 28,
2023, the cumulative amount of fair value hedging basis adjustments was $
53.7

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

During fiscal 2023,

we
recorded

an impairment

charge

of $
32.4

million resulting

from the

determination of

fair value

utilizing level

3 inputs

including
revised projections of future operating results and observable transaction data for similar instruments.
(g)

We recorded

$
8.6

million in non-cash impairment charges

in fiscal 2023 to write down

certain long-lived assets to their

fair value.
Fair value

was based

on recently

reported transactions

for similar

assets in the

marketplace. These

assets had

a carrying value

of
$
9.6

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
(
a)

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

May

28,

2023,

the

fair

value

and

carrying

amount

of

our

long-term

debt,
including the

current portion,

were $
10,929.6

million and

$
11,674.2

million, respectively.

As of

May 29,

2022, the

carrying amount
and fair value of our long-term debt, including the current portion, were

$
10,508.8

million and $
10,809.0

million, respectively.

Information

related

to our

cash flow

hedges,

fair value

hedges, and

other

derivatives

not designated

as hedging

instruments for

the
fiscal years ended May 28, 2023, and May 29, 2022, follows:
Interest Rate
Contracts
Foreign
Exchange
Contracts
Equity
Contracts
Commodity
Contracts Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2023 2022 2023 2022 2023 2022 2023 2022 2023 2022
Derivatives in Cash Flow Hedging
Relationships:
Amount of (loss) gain recognized in
other comprehensive income (OCI) $
(6.4)
$
(5.4)
$
9.4
$
13.2
$
-
$
-
$
-
$
-
$
3.0
$
7.8
Amount of net gain (loss) reclassified
from AOCI into earnings (a)
2.2
(4.7)
22.0
(19.5)
-
-
-
-
24.2
(24.2)
Derivatives in Fair Value

Hedging
Relationships:
Amount of net loss recognized

in earnings (b)
(4.9)
(2.1)
-
-
-
-
-
-
(4.9)
(2.1)
Derivatives Not Designated as

Hedging Instruments:
Amount of net (loss) gain recognized

in earnings (c)
-
-
(46.2)
(32.8)
(3.4)
(8.0)
(152.6)
257.2
(202.2)
216.4
(a)

(Loss) gain reclassified

from AOCI into earnings

is reported in interest,

net for interest rate

swaps and in cost

of sales and SG&A
expenses for foreign

exchange contracts. For the

fiscal year ended May 28,

2023, the amount of

gain reclassified from AOCI

into
cost of

sales was

$
21.1

million and

the amount

of gain

reclassified from

AOCI into

SG&A was

$
0.9

million. For

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
May 28, 2023
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
Pledged
Net Amount
(d)
Commodity contracts $
0.5
$
-
$
0.5
$
(0.5)
$
-
$
-
$
(29.3)
$
-
$
(29.3)
$
0.5
$
16.2
$
(12.6)
Interest rate contracts
-
-
-
-
-
-
(69.2)
-
(69.2)
-
44.3
(24.9)
Foreign exchange contracts
10.4
-
10.4
(4.2)
-
6.2
(8.2)
-
(8.2)
4.2
-
(4.0)
Equity contracts
2.8
-
2.8
(1.0)
-
1.8
(1.5)
-
(1.5)
1.0
-
(0.5)
Total $
13.7
$
-
$
13.7
$
(5.7)
$
-
$
8.0
$
(108.2)
$
-
$
(108.2)
$
5.7
$
60.5
$
(42.0)
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
AMOUNTS RECORDED IN ACCUMULATED

OTHER COMPREHENSIVE LOSS

As of May 28, 2023, the after-tax amounts of unrealized

gains in AOCI related to hedge derivatives follows:
In Millions
After-Tax

Gain/(Loss)
Unrealized losses from interest rate cash flow hedges $
(7.8)
Unrealized gains from foreign currency cash flow hedges
13.7
After-tax gains in AOCI related to hedge derivatives $
5.9
The net amount

of pre-tax gains and

losses in AOCI as

of May 28,

2023, that we expect

to be reclassified

into net earnings

within the
next 12 months is a $
19.8

million net gain.
CREDIT-RISK-RELATED

CONTINGENT FEATURES
Certain of our

derivative instruments contain

provisions that require

us to maintain an

investment grade credit rating

on our debt from
each

of

the

major

credit

rating

agencies.

If

our

debt

were

to

fall

below

investment

grade,

the

counterparties

to

the

derivative
instruments

could

request

full

collateralization

on

derivative

instruments

in

net

liability

positions.

The

aggregate

fair

value

of

all
derivative

instruments

with

credit-risk-related

contingent

features

that

were

in

a

liability

position

on

May

28,

2023,

was

$
100.1
million. We have

posted $
60.5

million of collateral under these contracts.

CONCENTRATIONS OF

CREDIT AND COUNTERPARTY

CREDIT RISK
During fiscal 2023, customer concentration was as follows:
Percent of total Consolidated
North America
Retail
North America
Foodservice International Pet
Walmart (a):
Net sales
21
%
28
%
8
%
2
%
16
%
Accounts receivable
22
%
8
%
3
%
15
%
Five largest customers:
Net sales
51
%
48
%
12
%
67
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
4.5

million. We

have
no

collateral

held against

these contracts.

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

2023, $
1,430.1

million of

our accounts

payable was

payable to

suppliers who

utilize these

third-
party services.

As of

May 29,

2022, $
1,429.6

million of

our accounts

payable was

payable to

suppliers who

utilize these

third-party
services.

NOTE 9. DEBT
NOTES PAYABLE
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

May 28, 2023 May 29, 2022
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
-
-
% $
694.8
1.1
%
Financial institutions
31.7
10.5
%
116.6
4.4
%
Total $
31.7
10.5
% $
811.4
5.5
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 28, 2023:
In Billions
Facility
Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
-
Total committed

and uncommitted credit facilities
$
3.3
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of May 28, 2023.

LONG-TERM DEBT

In the fourth quarter

of fiscal 2023, we

issued €
250.0

million of floating-rate notes

due
November 10, 2023
. We

used the net proceeds
to repay €
250.0

million of floating-rate notes due
May 16, 2023
.

In the

fourth quarter

of fiscal

2023, we

issued €
750.0

million of
3.907

percent fixed-rate

notes due
April 13, 2029
. We

used the

net
proceeds to repay

€
500.0

million of
1.0

percent fixed-rate notes

due
April 27, 2023

and €
250.0

million of floating-rate

notes due
May
16, 2023
.
In the fourth

quarter of fiscal

2023, we

issued $
1,000.0

million of
4.95

percent fixed-rate

notes due
March 29, 2033
. We

used the net
proceeds to repay our outstanding commercial paper and for general corporate purposes.
In the second

quarter of fiscal

2023, we issued

$
500.0

million of
5.241

percent fixed-rate notes

due
November 18, 2025
. We

used the
net proceeds to repay a portion of our outstanding commercial paper and for general corporate purposes.
In the

second quarter

of fiscal

2023, we

issued €
250.0

million of

floating-rate notes

due
May 16, 2023
. We

used the

net proceeds

to
repay €
250.0

million of
0.0

percent fixed-rate notes due
November 11, 2022
.
In the

second quarter

of fiscal

2023,

we repaid

$
500.0

million of
2.6

percent fixed-rate

notes due
October 12, 2022
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

percent fixed-rate notes

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

A summary of our long-term debt is as follows:
In Millions May 28, 2023 May 29, 2022
4.2
% notes due April 17, 2028 $
1,400.0
$
1,400.0
4.95
% notes due March 29, 2033
1,000.0
-
Euro-denominated
3.907
% notes due
April 13, 2029
804.2
-
4.0
% notes due April 17, 2025
800.0
800.0
3.2
% notes due February 10, 2027
750.0
750.0
2.875
% notes due April 15, 2030
750.0
750.0
Euro-denominated
0.45
% notes due January 15, 2026
643.4
644.1
3.0
% notes due February 1, 2051
605.2
605.2
Euro-denominated
0.125
% notes due November 15, 2025
536.2
536.7
Euro-denominated floating rate notes due July 27, 2023
536.2
537.9
3.65
% notes due February 15, 2024
500.0
500.0
2.25
% notes due October 14, 2031
500.0
500.0
5.241
% notes due November 18, 2025
500.0
-
4.7
% notes due April 17, 2048
446.2
446.2
4.15
% notes due February 15, 2043
434.9
434.9
Euro-denominated
1.5
% notes due April 27, 2027
428.9
429.4
Floating rate notes due October 17, 2023
400.0
400.0
5.4
% notes due June 15, 2040
382.5
382.5
4.55
% notes due April 17, 2038
282.4
282.4
Euro-denominated floating rate notes due
November 10, 2023
268.1
-
Medium-term notes,
0.56
% to
6.41
%, due fiscal
2024

or later
4.0
103.9
Euro-denominated
1.0
% notes due April 27, 2023
-
536.8
2.6
% notes due October 12, 2022
-
500.0
Euro-denominated
0.0
% notes due November 11, 2022
-
268.3
Euro-denominated
0.0
% notes due May 16, 2023
-
268.3
Other
(298.0)
(267.6)
11,674.2
10,809.0
Less amount due within one year
(1,709.1)
(1,674.2)
Total long-term debt $
9,965.1
$
9,134.8
Principal payments

due on

long-term debt

and finance

leases in

the next

five fiscal

years based

on stated

contractual maturities,

our
intent to redeem, or put rights of certain note holders are as follows:

In Millions
Fiscal 2024 $
1,709.1
Fiscal 2025
800.5
Fiscal 2026
1,680.1
Fiscal 2027
1,179.3
Fiscal 2028
1,400.0
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of May 28, 2023, we were in compliance with all of these
covenants.

As of

May 28,

2023,

the $
11.2

million

pre-tax loss

recorded

in AOCI

associated with

our previously

designated interest

rate swaps
will be

reclassified

to net

interest over

the remaining

lives of

the hedged

transactions.

The amount

expected to

be reclassified

from
AOCI to net interest in fiscal 2024 is a $
0.7

million pre-tax gain.

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
For

financial

reporting

purposes,

the

assets,

liabilities,

results

of

operations,

and

cash

flows

of

our

non-wholly

owned

consolidated
subsidiaries

are

included

in

our

Consolidated

Financial

Statements.

The

third-party

investor’s

share

of

the

net

earnings

of

these
subsidiaries

is

reflected

in

net

earnings

attributable

to

redeemable

and

noncontrolling

interests

in

our

Consolidated

Statements

of
Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 28, 2023, we were in compliance with all of these covenants.
NOTE 11. STOCKHOLDERS’

EQUITY
Cumulative preference stock of
5.0

million shares, without par value, is authorized but unissued.
On June 27, 2022, our Board of Directors authorized the

repurchase of up to
100

million shares of our common stock. Purchases under
the authorization

can be

made in

the open

market or

in privately

negotiated

transactions, including

the use

of call

options and

other
derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

authorization

has

no

specified
termination date.
Share repurchases were as follows:
Fiscal Year
In Millions 2023 2022 2021
Shares of common stock
18.0
13.5
5.0
Aggregate purchase price $
1,403.6
$
876.8
$
301.4

The following tables provide details of total comprehensive income:
Fiscal 2023
General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net
Net earnings, including earnings attributable to noncontrolling interests $
2,593.9
$
15.7
Other comprehensive (loss) income:
Foreign currency translation $
(110.2)
(0.3)
(110.5)
(0.3)
Net actuarial loss
(295.5)
67.5
(228.0)
-
Other fair value changes:
Hedge derivatives
3.8
(2.5)
1.3
-
Reclassification to earnings:
Foreign currency translation (a)
(7.4)
-
(7.4)
-
Hedge derivatives (b)
(24.7)
6.0
(18.7)
-
Amortization of losses and prior service costs (c)
72.9
(16.0)
56.9
-
Other comprehensive loss
(361.1)
54.7
(306.4)
(0.3)
Total comprehensive

income
$
2,287.5
$
15.4
(a)

Gain reclassified from AOCI into earnings is reported in the divestitures gain.
(b)

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
In

fiscal

2023,

2022,

and

2021,

except

for

certain

reclassifications

to

earnings,

changes

in other

comprehensive

income (loss)

were
primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:
In Millions May 28, 2023 May 29, 2022
Foreign currency translation adjustments $
(708.6)
$
(590.7)
Unrealized loss from hedge derivatives
5.9
23.3
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,670.6)
(1,513.4)
Prior service credits
96.4
110.3
Accumulated other comprehensive loss $
(2,276.9)
$
(1,970.5)

NOTE 12. STOCK PLANS
We

use broad-based stock

plans to help

ensure that management’s

interests are aligned

with those of

our shareholders. As

of May 28,
2023,

a total

of
35.1

million shares

were available

for grant

in the

form of

stock options,

restricted

stock, restricted

stock units,

and
shares

of unrestricted

stock under

the 2022

Stock Compensation

Plan

(2022

Plan). The

2022

Plan

also provides

for

the issuance

of
cash-settled

share-based

units, stock

appreciation

rights, and

performance-based

stock awards.

Stock-based

awards now

outstanding
include

some

granted

under

the

2017

Stock

Compensation

Plan,

under

which

no

further

awards

may

be

granted.

The

stock

plans
provide for potential accelerated vesting of awards upon retirement,

termination, or death of eligible employees and directors.

Stock Options
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:
Fiscal Year
2023 2022 2021
Estimated fair values of stock options granted $
14.16
$
8.77
$
8.03
Assumptions:
Risk-free interest rate
3.3
%
1.5
%
0.7
%
Expected term
8.5
years
8.5
years
8.5
years
Expected volatility
20.9
%
20.2
%
19.5
%
Dividend yield
3.1
%
3.4
%
3.3
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
Consolidated Statements

of Earnings.
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:
Fiscal Year
In Millions 2023 2022 2021
Windfall tax benefits from stock-based payments $
32.3
$
18.4
$
12.4
As of

May 28,

2023, there

were
no

options granted

under the

2022 Plan.

Under the

2017 Stock

Compensation Plan,

options may

be
priced

at
100

percent

or

more

of

the

fair

market

value

on

the

date

of

grant,

and

generally

vest
four years

after

the

date

of

grant.
Options generally expire within
10 years and one month

after the date of grant.
Information on stock option activity follows:

Options
Outstanding
(Thousands)
Weighted-Average
Exercise Price Per
Share
Weighted-Average
Remaining
Contractual Term
(Years)
Aggregate Intrinsic
Value (Millions)
Balance as of May 29, 2022
15,005.5
$
55.39
5.36
$
217.5
Granted
1,176.5
70.26
Exercised
(4,468.6)
53.84
Forfeited or expired
(138.2)
61.90
Outstanding as of May 28, 2023
11,575.2
$
57.43
5.59
$
309.5
Exercisable as of May 28, 2023
6,165.3
$
54.73
3.90
$
181.6
Stock-based compensation expense related to stock option awards was as follows:

Fiscal Year
In Millions 2023 2022 2021
Compensation expense related to stock option awards $
12.3
$
12.1
$
11.2
Net

cash

proceeds

from

the

exercise

of

stock

options

less

shares

used

for

minimum

withholding

taxes

and

the

intrinsic

value

of
options exercised were as follows:
Fiscal Year
In Millions 2023 2022 2021
Net cash proceeds $
232.3
$
161.7
$
74.3
Intrinsic value of options exercised $
118.7
$
74.0
$
44.8
Restricted Stock, Restricted Stock Units, and Performance Share Units
Stock

and

units

settled

in

stock

subject

to

a

restricted

period

and

a

purchase

price,

if

any

(as

determined

by

the

Compensation
Committee

of

the

Board

of

Directors),

may

be granted

to key

employees

under

the 2022

Plan.

As of

May

28,

2023,

there

were
no
stock-based awards

granted under the

2022 Plan. Under

the 2017 Stock

Compensation Plan, restricted

stock and restricted

stock units
generally vest

and become

unrestricted
four years

after the

date of

grant. Performance

share units

are earned

primarily based

on our
future

achievement

of three-year

goals for

average organic

net sales

growth

and

cumulative operating

cash flow

and a

relative

total
shareholder

return

modifier.

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
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Non-vested as of May 29, 2022
5,153.4
$
56.37
77.3
$
56.43
Granted
2,042.8
69.76
23.6
70.53
Vested
(1,976.1)
53.71
(24.7)
52.09
Forfeited or expired
(183.9)
63.08
(6.8)
61.14
Non-vested as of May 28, 2023
5,036.2
$
62.60
69.4
$
62.32
Fiscal Year
2023 2022 2021
Number of units granted (thousands)
2,066.4
1,989.0
1,529.0
Weighted-average

price per unit
$
69.77
$
60.02
$
61.24
The total grant-date

fair value of

restricted stock

unit awards that

vested was $
107.4

million in fiscal

2023 and

$
82.7

million in fiscal
2022, and $
74.4

million in fiscal 2021.
As of May

28, 2023, unrecognized

compensation expense

related to non-vested

stock options, restricted

stock units, and

performance
share units was $
112.1

million. This expense will be recognized over
18 months
, on average.
Stock-based compensation expense related to restricted stock units and performance share units was as follows:
Fiscal Year
In Millions 2023 2022 2021
Compensation expense related to restricted stock units and performance share units
$
99.4
$
94.2
$
78.7
Compensation

expense

related

to

stock-based

payments

recognized

in

our

Consolidated

Statements

of

Earnings

includes

amounts
recognized in restructuring, impairment, and other exit costs for fiscal year 2022.

NOTE 13. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

Fiscal Year
In Millions, Except per Share Data 2023 2022 2021
Net earnings attributable to General Mills $
2,593.9
$
2,707.3
$
2,339.8
Average number

of common shares - basic EPS
594.8
607.5
614.1
Incremental share effect from: (a)
Stock options
3.6
2.5
2.5
Restricted stock units and performance share units
2.8
2.6
2.5
Average number

of common shares - diluted EPS
601.2
612.6
619.1
Earnings per share — basic $
4.36
$
4.46
$
3.81
Earnings per share — diluted $
4.31
$
4.42
$
3.78
a)

Incremental shares from

stock options, restricted

stock units, and performance

share units are computed

by the treasury stock
method.

Stock

options,

restricted

stock

units,

and

performance

share

units

excluded

from

our

computation

of

diluted

EPS
because they were not dilutive were as follows:
Fiscal Year
In Millions 2023 2022 2021
Anti-dilutive stock options, restricted stock units,

and performance share units
0.8
4.4
3.4

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

2023 or fiscal 2022.

We do

not expect to be required

to make
any

contributions

to

our

principal

U.S.

plans

in

fiscal

2024.

Our

principal

U.S.

retirement

plan

covering

salaried

employees

has

a
provision that any excess pension assets would be allocated to active participants if the plan is terminated within
five years

of a change
in control.

All salaried employees

hired on

or after June 1,

2013, are eligible

for a retirement

program that

does not include

a defined
benefit pension plan.

Other Postretirement Benefit Plans

We

also

sponsor

plans

that

provide

health

care

benefits

to

many

of our

retirees

in

the United

States,

Canada,

and

Brazil.

The

U.S.
salaried

health

care

benefit

plan

is

contributory,

with

retiree

contributions

based

on

years

of

service.

We

make

decisions

to

fund
related trusts

for certain

employees and

retirees on an

annual basis.

We

made
no

voluntary contributions

to these

plans in fiscal

2023
or fiscal 2022. We

do not expect to be required to make any contributions to these plans in fiscal 2024.
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
Fiscal Year
2023 2022
Health care cost trend rate for next year
6.6
% and
6.6
%
5.9
% and
6.0
%
Rate to which the cost trend rate is assumed to decline (ultimate rate)
4.5
%
4.5
%
Year

that the rate reaches the ultimate trend rate
2032
2031
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
6.6

percent for retirees age

65 and over and for

retirees under age 65 at

the end of fiscal 2023.

Rates are graded down annually

until
the

ultimate

trend

rate

of
4.5

percent

is

reached

in
2032

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

Summarized

financial

information

about

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plans

is
presented below:
Defined Benefit Pension
Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2023 2022 2023 2022 2023 2022
Change in Plan Assets:
Fair value at beginning of year $
6,510.3
$
7,460.2
$
479.2
$
519.4
Actual return on assets
(413.5)
(618.7)
(6.6)
(18.0)
Employer contributions
30.0
31.2
0.1
0.1
Plan participant contributions
1.3
3.8
5.7
9.6
Benefits payments
(344.6)
(346.2)
(22.4)
(31.9)
Foreign currency
(4.9)
(20.0)
-
-
Fair value at end of year (a) $
5,778.6
$
6,510.3
$
456.0
$
479.2
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year $
6,528.3
$
7,714.4
$
469.6
$
600.0
$
138.5
$
151.7
Service cost
70.3
93.5
5.1
7.6
8.4
10.0
Interest cost
258.5
184.3
17.9
12.6
3.1
1.5
Plan amendment
-
3.7
-
(16.1)
-
-
Curtailment/other
(8.5)
(29.4)
-
(3.2)
10.4
12.0
Plan participant contributions
1.3
3.8
5.7
9.6
-
-
Medicare Part D reimbursements
-
-
0.7
1.7
-
-
Actuarial gain
(538.1)
(1,089.7)
(22.5)
(86.0)
(10.7)
(18.7)
Benefits payments
(336.1)
(334.7)
(45.5)
(56.9)
(18.5)
(17.7)
Foreign currency
(5.0)
(17.6)
(0.4)
0.3
(0.2)
(0.3)
Projected benefit obligation at end of year (a) $
5,970.7
$
6,528.3
$
430.6
$
469.6
$
131.0
$
138.5
Plan assets (less) more than benefit obligation as of

fiscal year end
$
(192.1)
$
(18.0)
$
25.4
$
9.6
$
(131.0)
$
(138.5)
(a)

Plan assets and obligations are measured as of
May 31, 2023

and
May 31, 2022
.
During

fiscal

2023

and

fiscal

2022,

the

decreases

in

defined

benefit

pension

obligations

and

other

postretirement

obligations

were
primarily driven by actuarial gains due to an increase in the discount rate in each respective year.
As

of

May

28,

2023,

other

postretirement

benefit

plans

had

benefit

obligations

of

$
308.0

million

that

exceeded

plan

assets

of
$
274.2

million. As

of May

29, 2022,

other postretirement

benefit plans

had benefit

obligations of

$
332.4

million that

exceeded

plan
assets

of

$
279.6

million.

Postemployment

benefit

plans

are

not

funded

and

had

benefit

obligations

of

$
131.0

million

and
$
138.5

million as of May 28, 2023 and May 29, 2022, respectively.
The

accumulated

benefit

obligation

for

all

defined

benefit

pension

plans

was

$
5,807.9

million

as

of

May 28,

2023,

and
$
6,330.0

million as of May 29, 2022.
Amounts recognized in AOCI as of May 28, 2023 and May 29, 2022, are as follows:
Defined Benefit Pension
Plans
Other Postretirement
Benefit Plans
Postemployment
Benefit Plans Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2023 2022 2023 2022 2023 2022 2023 2022
Net actuarial (loss) gain $
(1,859.7)
$
(1,720.3)
$
186.9
$
208.5
$
2.2
$
(1.6)
$
(1,670.6)
$
(1,513.4)
Prior service (costs) credits
(4.8)
(7.6)
102.3
118.9
(1.1)
(1.0)
96.4
110.3
Amounts recorded in accumulated

other comprehensive loss
$
(1,864.5)
$
(1,727.9)
$
289.2
$
327.4
$
1.1
$
(2.6)
$
(1,574.2)
$
(1,403.1)

Plans with accumulated benefit obligations in excess of plan assets as of

May 28, 2023 and May 29, 2022 are as follows:
Defined Benefit Pension Plans
Fiscal Year
In Millions 2023 2022
Projected benefit obligation $
466.2
$
508.2
Accumulated benefit obligation
453.4
479.6
Plan assets at fair value
18.7
20.5
Components of net periodic benefit expense are as follows:

Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2023 2022 2021 2023 2022 2021 2023 2022 2021
Service cost $
70.3
$
93.5
$
104.4
$
5.1
$
7.6
$
8.5
$
8.4
$
10.0
$
9.3
Interest cost
258.5
184.3
192.1
17.9
12.6
18.0
3.1
1.5
1.7
Expected return on

plan assets
(420.5)
(411.1)
(420.9)
(31.1)
(26.7)
(34.7)
-
-
-
Amortization of losses

(gains)
113.2
140.5
108.3
(19.3)
(10.9)
(5.1)
0.4
3.0
2.6
Amortization of prior

service costs

(credits)
1.5
1.0
1.3
(23.2)
(20.9)
(5.5)
0.3
0.4
0.9
Other adjustments
-
0.1
-
-
(0.1)
-
10.4
12.9
8.4
Settlement or

curtailment (gains)

losses
(0.7)
(18.4)
14.9
-
(5.5)
-
-
-
-
Net expense (income) $
22.3
$
(10.1)
$
0.1
$
(50.6)
$
(43.9)
$
(18.8)
$
22.6
$
27.8
$
22.9
Assumptions
Weighted-average

assumptions used to determine fiscal year-end benefit obligations are as follows:
Defined Benefit Pension
Plans
Other Postretirement
Benefit Plans
Postemployment Benefit
Plans
Fiscal Year Fiscal Year Fiscal Year
2023 2022 2023 2022 2023 2022
Discount rate
5.18
%
4.39
%
5.19
%
4.36
%
4.55
%
3.62
%
Rate of salary increases
4.20
4.34
-
-
4.46
4.46

Weighted-average

assumptions used to determine fiscal year net periodic benefit expense are as follows:
Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
2023 2022 2021 2023 2022 2021 2023 2022 2021
Discount rate
4.39
%
3.17
%
3.20
%
4.36
%
3.03
%
3.02
%
3.62
%
2.04
%
1.86
%
Service cost

effective rate
4.57
3.56
3.58
4.41
3.34
3.40
3.69
2.46
3.51
Interest cost

effective rate
4.03
2.42
2.55
3.80
2.08
2.29
3.35
1.48
2.83
Rate of

salary increases
4.18
4.39
4.44
-
-
-
4.46
4.46
4.47
Expected long-term

rate of return on

plan assets
6.70
5.85
5.72
6.76
6.09
4.57
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
May 31, 2023 May 31, 2022
In Millions Level 1 Level 2 Level 3
Total
Assets Level 1 Level 2 Level 3
Total
Assets
Fair value measurement of pension
plan assets:
Equity (a) $
278.3
$
484.1
$
34.3
$
796.7
$
623.4
$
442.3
$
66.3
$
1,132.0
Fixed income (b)
1,603.4
1,866.3
-
3,469.7
1,958.7
1,723.4
-
3,682.1
Real asset investments (c)
92.8
-
-
92.8
159.8
-
-
159.8
Other investments (d)
-
-
0.1
0.1
-
-
0.1
0.1
Cash and accruals
295.1
0.2
-
295.3
133.6
0.3
-
133.9
Fair value measurement of pension

plan assets
$
2,269.6
$
2,350.6
$
34.4
$
4,654.6
$
2,875.5
$
2,166.0
$
66.4
$
5,107.9
Assets measured at net asset value (e)
1,124.0
1,402.4
Total pension plan

assets
$
5,778.6
$
6,510.3
Fair value measurement of
postretirement benefit plan assets:
Fixed income (b) $
113.3
$
-
$
-
$
113.3
$
120.8
$
-
$
-
$
120.8
Cash and accruals
2.5
-
-
2.5
6.6
-
-
6.6
Fair value measurement of

postretirement benefit

plan assets
$
115.8
$
-
$
-
$
115.8
$
127.4
$
-
$
-
$
127.4
Assets measured at net asset value (e)
340.2
351.8
Total postretirement

benefit

plan assets
$
456.0
$
479.2
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

.
(e)

Primarily limited

partnerships, trust-owned

life insurance,

common collective

trusts, and

certain private

equity securities

that are
measured at fair value using

the net asset value per

share (or its equivalent) practical

expedient and have not

been classified in the
fair value hierarchy.
There were
no

transfers into

or out

of level

3 investments

in fiscal

2023.

During fiscal

2022, the

inclusion of

non-observable inputs
into the pricing of certain private equity securities resulted in the transfer of $
66.3

million into level 3 investments.
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
Defined Benefit Pension Plans Other Postretirement Benefit Plans
Fiscal Year Fiscal Year
2023 2022 2023 2022
Asset category:
United States equities
8.3
%
12.1
%
28.6
%
27.9
%
International equities
4.8
7.8
13.4
13.5
Private equities
10.6
10.4
14.5
15.2
Fixed income
65.1
58.3
43.5
43.4
Real assets
11.2
11.4
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
9

percent

to

equities

in

the

United

States;
6

percent

to

international
equities;
7

percent to private equities;
68

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
Contributions and Future Benefit Payments
We

do
no
t

expect

to

be

required

to

make

contributions

to

our

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit

plans in

fiscal 2024.

Actual fiscal

2024 contributions

could exceed

our current

projections, as

influenced by
our decision

to undertake

discretionary funding

of our benefit

trusts and

future changes

in regulatory

requirements. Estimated

benefit
payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2024 to fiscal 2033 as follows:
In Millions
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Gross Payments
Postemployment
Benefit Plans
Fiscal 2024 $
351.4
$
38.6
$
27.1
Fiscal 2025
357.6
37.5
20.0
Fiscal 2026
364.6
36.6
18.6
Fiscal 2027
371.6
36.1
16.7
Fiscal 2028
378.9
34.9
15.4
Fiscal 2029-2033
1,977.5
158.8
64.4
Defined Contribution Plans

The

General

Mills

Savings

Plan

is

a

defined

contribution

plan

that

covers

domestic

salaried,

hourly,

nonunion,

and

certain

union
employees.

This plan

is a

401(k)

savings plan

that includes

a number

of investment

funds, including

a Company

stock fund

and an
Employee Stock

Ownership Plan

(ESOP). We

sponsor another

money purchase

plan for

certain domestic

hourly employees

with net
assets of $
19.2

million as of May 28, 2023, and $
20.6

million as of May 29, 2022. We

also sponsor defined contribution plans in many
of

our

foreign

locations.

Our

total

recognized

expense

related

to

defined

contribution

plans

was

$
97.2

million

in

fiscal

2023,
$
90.1

million in fiscal 2022, and $
76.1

million in fiscal 2021.
We

match a

percentage of

employee contributions

to the

General Mills

Savings Plan.

The Company

match is

directed to

investment
options

of

the

participant’s

choosing.

The

number

of

shares

of

our

common

stock

allocated

to

participants

in

the

ESOP

was
3.7
million as

of May

28, 2023,

and
4.0

million as

of May

29, 2022.

The ESOP’s

only assets

are our

common stock

and temporary

cash
balances.
The Company stock fund and the ESOP collectively held $
498.7

million and $
443.8

million of Company common stock as of May 28,
2023, and May 29, 2022, respectively.

NOTE 15. INCOME TAXES

The

components

of

earnings

before

income

taxes

and

after-tax

earnings

from

joint

ventures

and

the

corresponding

income

taxes
thereon are as follows:
Fiscal Year
In Millions 2023 2022 2021
Earnings before income taxes and after-tax earnings

from joint ventures:
United States $
2,740.5
$
2,652.3
$
2,567.1
Foreign
400.0
557.3
290.3
Total earnings

before income taxes and after-tax earnings from joint ventures
$
3,140.5
$
3,209.6
$
2,857.4
Income taxes:
Currently payable:
Federal $
487.1
$
384.2
$
369.8
State and local
82.2
60.8
47.5
Foreign
65.1
79.1
93.0
Total current
634.4
524.1
510.3
Deferred:
Federal
9.6
75.0
117.9
State and local
(8.1)
18.3
13.6
Foreign
(23.7)
(31.1)
(12.7)
Total deferred
(22.2)
62.2
118.8
Total income

taxes
$
612.2
$
586.3
$
629.1
The following table reconciles the United States statutory income tax rate with our effective income tax rate:
Fiscal Year
2023 2022 2021
United States statutory rate
21.0
%
21.0
%
21.0
%
State and local income taxes, net of federal tax benefits
1.5
2.1
1.7
Foreign rate differences
(1.0)
(1.1)
0.3
Stock based compensation
(1.0)
(0.6)
(0.4)
Capital loss (a)
-
(1.7)
-
Divestitures, net
(0.8)
(1.2)
-
Other, net
(0.2)
(0.2)
(0.6)
Effective income tax rate
19.5
%
18.3
%
22.0
%
(a)

During fiscal

2022, we

released a

$
50.7

million valuation

allowance associated

with our capital

loss carryforward

expected to

be
used against divestiture gains.

The tax effects of temporary differences that

give rise to deferred tax assets and liabilities are as follows:
In Millions May 28, 2023 May 29, 2022
Accrued liabilities $
51.2
$
46.2
Compensation and employee benefits
143.7
146.7
Pension
43.7
1.5
Tax credit carryforwards
38.7
34.9
Stock, partnership, and miscellaneous investments
2.4
17.9
Capitalized research and development
83.7
-
Capital losses
76.2
61.9
Net operating losses
221.3
178.0
Other
99.4
96.3
Gross deferred tax assets
760.3
583.4
Valuation

allowance
259.2
185.1
Net deferred tax assets
501.1
398.3
Brands
1,417.2
1,415.2
Fixed assets
402.7
392.6
Intangible assets
213.1
201.0
Tax lease transactions
8.5
14.9
Inventories
47.1
27.1
Stock, partnership, and miscellaneous investments
369.0
357.7
Unrealized hedges
34.3
98.7
Other
120.1
109.4
Gross deferred tax liabilities
2,612.0
2,616.6
Net deferred tax liability $
2,110.9
$
2,218.3
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
Information about our valuation allowance follows:

In Millions May 28, 2023
Pillsbury acquisition losses $
106.2
State and foreign loss carryforwards
27.1
Capital loss carryforwards
75.7
Other
50.2
Total $
259.2
As of May 28, 2023, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows
:
In Millions May 28, 2023
Foreign loss carryforwards $
202.0
Federal operating loss carryforwards
10.2
State operating loss carryforwards
9.0
Total tax loss carryforwards $
221.2

Our foreign loss carryforwards expire as follows:
In Millions May 28, 2023
Expire in fiscal 2024 and 2025 $
0.5
Expire in fiscal 2026 and beyond
15.0
Do not expire (a)
186.5
Total foreign loss carryforwards $
202.0
(a)

Approximately

$
172

million

of

our

foreign

loss

carryforwards

are

held

in

Brazil

for

which

we

have

not

recorded

a

valuation
allowance.
On August

16, 2022,

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

As of

May 28,

2023, we

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
2018 and 2019
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

for fiscal 2023
and

fiscal

2022.

Approximately

$
90

million

of

this

total

in

fiscal

2023

represents

the

amount

that,

if

recognized,

would

affect

our
effective income tax rate in future periods.

This amount differs from the gross unrecognized

tax benefits presented in the table because
certain

portions of

the liabilities

below

would

impact deferred

taxes if

recognized.

We

also would

record a

decrease

in U.S.

federal
income taxes upon recognition of the state tax benefits included therein.
Fiscal Year
In Millions 2023 2022
Balance, beginning of year $
160.9
$
145.3
Tax positions related

to current year:
Additions
29.9
21.6
Tax positions related

to prior years:
Additions
2.9
10.4
Reductions
(0.9)
(5.5)
Settlements
(4.7)
(2.4)
Lapses in statutes of limitations
(6.9)
(8.5)
Balance, end of year $
181.2
$
160.9
As of

May 28,

2023, we do
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

2023,

we
recognized $
4.7

million of tax-related

net interest and

penalties, and had

$
32.4

million of accrued

interest and penalties

as of May 28,
2023. For

fiscal 2022,

we recognized

$
2.0

million of

tax-related net

interest and

penalties, and

had $
26.6

million of

accrued interest
and penalties as of May 29, 2022.
NOTE 16. COMMITMENTS AND CONTINGENCIES

As

of

May

28,

2023,

we

have

issued

guarantees

and

comfort

letters

of

$
149.9

million

for

the

debt

and

other

obligations

of

non-
consolidated affiliates, mainly CPW.

Off-balance sheet arrangements were not material as of

May 28, 2023.
During

fiscal

2020,

we

received

notice

from

the

tax

authorities of

the

State of

São

Paulo,

Brazil

regarding

our

compliance

with

its
state sales tax requirements.

As a result, we

have been assessed additional

state sales taxes, interest,

and penalties. We

believe that we
have meritorious

defenses against

this claim

and will

vigorously defend

our position.

As of
May 28, 2023
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
stores,

natural

food

chains,

drug,

dollar

and

discount

chains,

convenience

stores,

and

e-commerce

grocery

providers.

Our

product
categories

in

this

business

segment

include

ready-to-eat

cereals,

refrigerated

yogurt,

soup,

meal

kits,

refrigerated

and

frozen

dough
products,

dessert

and

baking

mixes,

frozen

pizza

and

pizza

snacks,

snack

bars,

fruit

snacks,

savory

snacks,

and

a

wide

variety

of
organic products including ready-to-eat cereal, frozen

and shelf-stable vegetables, meal kits, fruit snacks and snack bars.
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
Our operating segment results were as follows:
Fiscal Year
In Millions 2023 2022 2021
Net sales:
North America Retail $
12,659.9
$
11,572.0
$
11,250.0
International
2,769.5
3,315.7
3,656.8
Pet
2,473.3
2,259.4
1,732.4
North America Foodservice
2,191.5
1,845.7
1,487.8
Total $
20,094.2
$
18,992.8
$
18,127.0
Operating profit:
North America Retail $
3,181.3
$
2,699.7
$
2,725.9
International
161.8
232.0
236.6
Pet
445.5
470.6
415.0
North America Foodservice
290.0
255.5
203.3
Total segment operating

profit
$
4,078.6
$
3,657.8
$
3,580.8
Unallocated corporate items
1,033.2
402.6
212.1
Divestitures (gain) loss, net
(444.6)
(194.1)
53.5
Restructuring, impairment, and other exit costs (recoveries)
56.2
(26.5)
170.4
Operating profit $
3,433.8
$
3,475.8
$
3,144.8
Net sales for our North America Retail operating units were as follows:
Fiscal Year
In Millions 2023 2022 2021
U.S. Meals & Baking Solutions $
4,426.3
$
4,023.8
$
4,042.2
U.S. Morning Foods
3,620.1
3,370.9
3,314.0
U.S. Snacks
3,611.0
3,191.4
2,940.5
Canada
1,002.5
985.9
953.3
Total $
12,659.9
$
11,572.0
$
11,250.0

Net sales by class of similar products were as follows:
Fiscal Year
In Millions 2023 2022 2021
Snacks $
4,431.5
$
3,960.9
$
3,574.2
Cereal
3,209.5
2,998.1
2,868.9
Convenient meals
2,961.6
2,988.5
3,030.2
Pet
2,476.0
2,260.1
1,732.4
Dough
2,390.5
1,986.3
1,866.1
Baking mixes and ingredients
2,037.3
1,843.6
1,695.5
Yogurt
1,472.9
1,714.9
2,074.8
Super-premium ice cream
703.7
782.2
819.7
Other
411.2
458.2
465.2
Total $
20,094.2
$
18,992.8
$
18,127.0
The following tables provide financial information by geographic area:

Fiscal Year
In Millions 2023 2022 2021
Net sales:
United States $
16,322.2
$
14,691.2
$
13,496.9
Non-United States
3,772.0
4,301.6
4,630.1
Total $
20,094.2
$
18,992.8
$
18,127.0
In Millions May 28, 2023 May 29, 2022
Cash and cash equivalents:
United States $
204.2
$
46.0
Non-United States
381.3
523.4
Total $
585.5
$
569.4
In Millions May 28, 2023 May 29, 2022
Land, buildings, and equipment:
United States $
2,920.5
$
2,675.2
Non-United States
715.7
718.6
Total $
3,636.2
$
3,393.8

NOTE 18. SUPPLEMENTAL

INFORMATION
The components of certain Consolidated Balance Sheets accounts are as follows:

In Millions May 28, 2023 May 29, 2022
Receivables:
Customers $
1,710.1
$
1,720.4
Less allowance for doubtful accounts
(26.9)
(28.3)
Total $
1,683.2
$
1,692.1

In Millions May 28, 2023 May 29, 2022
Inventories:
Finished goods $
2,066.9
$
1,634.7
Raw materials and packaging
572.2
532.0
Grain
133.8
164.0
Excess of FIFO over LIFO cost (a)
(600.9)
(463.4)
Total $
2,172.0
$
1,867.3
(a)

Inventories

of

$
1,477.5

million

as

of

May

28,

2023,

and

$
1,127.1

million

as

of

May

29,

2022,

were

valued

at

LIFO.

The
difference between replacement

cost and the stated LIFO

inventory value is not materially

different from the reserve

for the LIFO
valuation method.
In Millions May 28, 2023 May 29, 2022
Prepaid expenses and other current assets:
Marketable investments $
117.2
$
249.8
Other receivables
285.7
182.8
Prepaid expenses
244.4
213.5
Derivative receivables
45.1
86.1
Grain contracts
2.3
28.7
Miscellaneous
41.0
41.2
Total $
735.7
$
802.1
In Millions May 28, 2023 May 29, 2022
Assets held for sale:
Goodwill $
-
$
130.0
Inventories
-
22.9
Equipment
-
6.0
Total $
-
$
158.9
In Millions May 28, 2023 May 29, 2022
Land, buildings, and equipment:
Equipment $
6,672.2
$
6,491.7
Buildings
2,569.3
2,444.8
Construction in progress
746.7
492.8
Capitalized software
514.8
717.8
Land
56.5
55.1
Equipment under finance lease
9.8
7.8
Buildings under finance lease
0.3
0.3
Total land, buildings,

and equipment
10,569.6
10,210.3
Less accumulated depreciation
(6,933.4)
(6,816.5)
Total $
3,636.2
$
3,393.8
In Millions May 28, 2023 May 29, 2022
Other assets:
Investments in and advances to joint ventures $
462.0
$
513.8
Right of use operating lease assets
340.0
336.8
Pension assets
51.8
52.6
Life insurance
15.8
17.5
Miscellaneous
290.7
307.4
Total $
1,160.3
$
1,228.1

In Millions May 28, 2023 May 29, 2022
Other current liabilities:
Accrued trade and consumer promotions $
454.3
$
474.4
Accrued payroll
426.6
435.6
Current portion of operating lease liabilities
101.9
106.7
Accrued interest, including interest rate swaps
83.1
70.1
Accrued taxes
80.9
31.4
Restructuring and other exit costs reserve
47.7
36.8
Derivative payable, primarily commodity-related
34.0
19.9
Dividends payable
23.1
25.3
Grain contracts
11.8
3.0
Miscellaneous
337.3
348.8
Total $
1,600.7
$
1,552.0
In Millions May 28, 2023 May 29, 2022
Other non-current liabilities:
Accrued compensation and benefits, including obligations for underfunded other

postretirement benefit and postemployment benefit plans
$
509.6
$
360.8
Non-current portion of operating lease liabilities
257.0
248.3
Accrued taxes
245.1
233.0
Miscellaneous
128.3
87.0
Total $
1,140.0
$
929.1
Certain Consolidated Statements of Earnings amounts are as follows:

Fiscal Year
In Millions 2023 2022 2021
Depreciation and amortization $
546.6
$
570.3
$
601.3
Research and development expense
257.6
243.1
239.3
Advertising and media expense (including production and

communication costs)
810.0
690.1
736.3
The components of interest, net are as follows:

Fiscal Year
Expense (Income), in Millions 2023 2022 2021
Interest expense $
400.5
$
387.2
$
430.9
Capitalized interest
(4.4)
(3.8)
(3.2)
Interest income
(14.0)
(3.8)
(7.4)
Interest, net $
382.1
$
379.6
$
420.3
Certain Consolidated Statements of Cash Flows amounts are as follows:

Fiscal Year
In Millions 2023 2022 2021
Cash interest payments $
337.1
$
357.8
$
412.5
Cash paid for income taxes
682.6
545.3
636.1

NOTE 19. QUARTERLY

DATA

(UNAUDITED)
Summarized quarterly data for fiscal 2023 and fiscal 2022 follows:
First Quarter Second Quarter Third Quarter Fourth Quarter
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions, Except Per

Share Amounts
2023 2022 2023 2022 2023 2022 2023 2022
Net sales $
4,717.6
$
4,539.9
$
5,220.7
$
5,024.0
$
5,125.9
$
4,537.7
$
5,030.0
$
4,891.2
Gross margin
1,447.7
1,597.4
1,705.1
1,631.2
1,664.8
1,403.7
1,728.2
1,769.9
Net earnings attributable to

General Mills
820.0
627.0
605.9
597.2
553.1
660.3
614.9
822.8
EPS:
Basic $
1.37
$
1.03
$
1.01
$
0.98
$
0.94
$
1.09
$
1.04
$
1.36
Diluted $
1.35
$
1.02
$
1.01
$
0.97
$
0.92
$
1.08
$
1.03
$
1.36
In the fourth

quarter fiscal 2023,

we approved restructuring

actions to enhance

the efficiency

of our global

supply chain structure

and
recorded $
36.2

million of

charges. We

also approved

restructuring actions

in our International

segment to

optimize our

Häagen-Dazs
shops network

and recorded

$
6.4

million of

charges.

In addition,

we recorded

a net

recovery of

$
11.8

million related

to a

voluntary
recall of certain international H ä agen-Dazs ice cream products as a result of an insurance recovery.
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

to

our

restructuring
reserve.

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
Level 2:

Observable inputs

other than quoted

prices included in

Level 1, such

as quoted prices

for similar assets

or liabilities
in active markets or quoted prices for identical assets or liabilities in inactive markets

.
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

Notional principal amount.

The principal

amount on which fixed-rate or floating-rate interest payments are calculated

.
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
There were

no changes

in our

internal control

over financial

reporting (as

defined in

Rule 13a-15(f)

under the

1934 Act)

during our
fiscal quarter ended May

28, 2023, that have materially

affected, or are reasonably

likely to materially affect,

our internal control

over
financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The

management

of

General

Mills,

Inc.

is

responsible

for

establishing

and

maintaining

adequate

internal

control

over

financial
reporting,

as

such

term

is

defined

in

Rule

13a-15(f)

under

the

1934

Act.

The

Company’s

internal

control

system

was

designed

to
provide

reasonable

assurance

to

our

management

and

the

Board

of

Directors

regarding

the

preparation

and

fair

presentation

of
published

financial

statements.

Under

the

supervision

and

with

the

participation

of

management,

including

our

Chief

Executive
Officer and Chief Financial Officer,

we conducted an assessment of the effectiveness

of our internal control over financial reporting

as
of May 28, 2023. In

making this assessment, management

used the criteria set forth

by the Committee of Sponsoring

Organizations of
the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) .
Based

on

our

assessment

using

the

criteria

set

forth

by

COSO

in
Internal

Control

–

Integrated

Framework

(2013)
,

management
concluded that our internal control over financial reporting was effective as of May 28, 2023.
KPMG

LLP,

our

independent

registered

public

accounting

firm,

has

issued

a

report

on the

effectiveness

of

the Company’s

internal
control over financial reporting.
/s/ J. L. Harmening

/s/ K. A. Bruce
J. L. Harmening

K. A. Bruce
Chief Executive Officer

Chief Financial Officer
June 28, 2023
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

2023

Annual

Meeting

of

Shareholders

is

incorporated

herein

by
reference.
Information regarding our executive officers is set forth in

Item 1 of this report.
The

information

regarding

our

Audit

Committee,

including

the

members

of

the

Audit

Committee

and

audit

committee

financial
experts, set forth

in the section

entitled “Board

Committees and

Their Functions”

contained in our

definitive Proxy

Statement for

our
2023 Annual Meeting of Shareholders is incorporated herein by reference.

We

have adopted a

Code of Conduct

applicable to all employees,

including our principal

executive officer,

principal financial officer,
and

principal

accounting

officer.

A

copy

of

the

Code

of Conduct

is

available

on

our

website

at

https://www.general

mills.com.
We
intend

to

post

on

our

website

any

amendments

to

our

Code

of

Conduct

and

any

waivers

from

our

Code

of

Conduct

for

principal
officers.
ITEM 11 - Executive Compensation

The

information

contained

in

the

sections

entitled

“Executive

Compensation,”

“Director

Compensation,”

and

“Overseeing

Risk
Management” in our definitive Proxy Statement for our 2023 Annual

Meeting of Shareholders is incorporated herein by reference.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The

information

contained

in

the

section

entitled

“Ownership

of

General

Mills

Common

Stock

by

Directors,

Officers

and

Certain
Beneficial

Owners”

in

our

definitive

Proxy

Statement

for

our

2023

Annual

Meeting

of

Shareholders

is

incorporated

herein

by
reference.

Equity Compensation Plan Information
The following table provides certain information as of May 28, 2023,

with respect to our equity compensation plans:
Plan Category
Number of Securities to be
Issued upon Exercise of
Outstanding Options,
Warrants and Rights (1)
Weighted-Average
Exercise Price of
Outstanding Options,
Warrants and
Rights (2) (a)
Number of Securities Remaining
Available for

Future Issuance Under
Equity Compensation Plans (Excluding
Securities Reflected in Column (1)) (3)
Equity compensation plans

approved by

security holders
18,806,084 (b) $ 57.43 35,104,287 (d)
Equity compensation plans

not approved by

security holders
97,154 (c) - -
Total 18,903,238 $ 57.43 35,104,287
(a)
Only includes the weighted-average exercise price of outstanding options,

whose weighted-average term is 5.59 years.
(b)
Includes 11,571,445

stock options, 3,359,589

restricted stock units,

1,690,278 performance share

units (assuming pay out

for
target performance), and 2,184,772 restricted stock units that have vested and been deferred.
(c)
Includes 97,154 restricted

stock units that have

vested and been deferred.

These awards were made

in lieu of salary

increases
and certain other compensation

and benefits. We

granted these awards under

our 1998 Employee Stock

Plan, which provided
for the

issuance of stock

options, restricted

stock, and restricted

stock units

to attract

and retain

employees and

to align their
interest with those of shareholders.

We discontinued

the 1998 Employee Stock Plan in

September 2003, and no future awards
may be granted under that plan.
(d)
Includes

stock

options,

restricted

stock,

restricted

stock

units,

shares

of

unrestricted

stock,

stock

appreciation

rights,

and
performance awards that we may

award under our 2022 Stock

Compensation Plan, which has 35,104,287

shares available for
grant at May 28, 2023.
ITEM 13 - Certain Relationships and Related Transactions,

and Director Independence
The

information

set forth

in the

section

entitled “Board

Independence

and Related

Person

Transactions”

contained

in our

definitive
Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14 - Principal Accountant Fees and Services

The

information

contained

in

the

section

entitled

“Independent

Registered

Public

Accounting

Firm

Fees”

in

our

definitive

Proxy
Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.

PART

IV
ITEM 15 – Exhibits and Financial Statement Schedules

1.

Financial Statements:

The following financial statements are included in Item 8 of this report:
Consolidated Statements of Earnings for the fiscal years ended May 28, 2023, May 29,

2022, and May 30, 2021.
Consolidated

Statements

of

Comprehensive

Income

for

the

fiscal

years

ended

May

28,

2023,

May

29,

2022,

and

May

30,
2021.
Consolidated Balance Sheets as of May 28, 2023 and May 29, 2022.

Consolidated Statements of Cash Flows for the fiscal years ended May 28, 2023,

May 29, 2022, and May 30, 2021.
Consolidated

Statements of

Total

Equity

and Redeemable

Interest for

the fiscal

years ended

May 28,

2023, May

29, 2022,
and May 30, 2021.
Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm. PCAOB ID:
185
.
2.

Financial Statement Schedule:

For the fiscal years ended May 28, 2023, May 29, 2022, and May 30, 2021:
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
*
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
10.28
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
10.30
Five-Year

Credit Agreement, dated

as of April 12,

2021, as amended

April 3, 2023,

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

2023,

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

June 28, 2023
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
(Principal Executive Officer)
June 28, 2023
/s/ Kofi A. Bruce
Kofi A. Bruce
Chief Financial Officer
(Principal Financial Officer)
June 28, 2023
/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer

(Principal Accounting Officer)
June 28, 2023
/s/ R. Kerry Clark
R. Kerry Clark
Director June 28, 2023
/s/ David M. Cordani
David M. Cordani
Director June 28, 2023
/s/ C. Kim Goodwin Director June 28, 2023
C. Kim Goodwin
/s/ Maria G. Henry
Maria G. Henry
Director June 28, 2023
/s/ Jo Ann Jenkins
Jo Ann Jenkins
Director June 28, 2023
/s/ Elizabeth C. Lempres
Elizabeth C. Lempres
Director June 28, 2023
/s/ Diane L. Neal
Diane L. Neal
Director June 28, 2023
/s/ Steve Odland
Steve Odland
Director June 28, 2023
/s/ Maria A. Sastre
Maria A. Sastre
Director June 28, 2023
/s/ Eric D. Sprunk
Eric D. Sprunk
Director June 28, 2023
/s/ Jorge A. Uribe
Jorge A. Uribe
Director June 28, 2023

General Mills, Inc. and Subsidiaries
Schedule II - Valuation

of Qualifying Accounts
Fiscal Year
In Millions 2023 2022 2021
Allowance for doubtful accounts:
Balance at beginning of year $
28.3
$
36.0
$
33.2
Additions charged to expense
29.6
23.0
25.7
Bad debt write-offs
(28.6)
(26.4)
(29.9)
Other adjustments and reclassifications
(2.4)
(4.3)
7.0
Balance at end of year $
26.9
$
28.3
$
36.0
Valuation

allowance for deferred tax assets:
Balance at beginning of year $
185.1
$
229.2
$
214.2
Additions charged (benefits) to expense
77.1
(41.6)
9.1
Adjustments due to acquisitions, translation of amounts, and other
(3.0)
(2.5)
5.9
Balance at end of year $
259.2
$
185.1
$
229.2
Reserve for restructuring and other exit charges:
Balance at beginning of year $
36.8
$
148.8
$
17.8
Additions charged to expense, including translation amounts
41.7
3.4
143.9
Reserve adjustment
-
(34.0)
-
Net amounts utilized for restructuring activities
(30.8)
(81.4)
(12.9)
Balance at end of year $
47.7
$
36.8
$
148.8
Reserve for LIFO valuation:
Balance at beginning of year $
463.4
$
209.5
$
202.1
Increase
137.5
253.9
7.4
Balance at end of year $
600.9
$
463.4
$
209.5