Form 10-Q
period 2023-08-27
GENERAL MILLS INC
filed 2023-09-20
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
AUGUST 27, 2023
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
GIS 25A
New York Stock Exchange
0.450% Notes due 2026

GIS 26

New York Stock Exchange
1.500% Notes due 2027

GIS 27

New York Stock Exchange
3.907% Notes due 2029
GIS 29
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

of Regulation S-T (§

232.405 of this chapter) during

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
Yes
☐

No
☑
Number of

shares of

Common Stock

outstanding

as of

September 13,

2023:
581,279,229

(excluding
173,334,099

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters ended August 27, 2023 and August 28, 2022
4
Consolidated Statements of Comprehensive Income for the quarters ended August 27, 2023 and August 28,
2022
5
Consolidated Balance Sheets as of August 27, 2023 and May 28, 2023
6
Consolidated Statements of Total Equity for the quarters ended August 27, 2023 and August 28, 2022
7
Consolidated Statements of Cash Flows for the quarters ended August 27, 2023 and August 28, 2022
8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
20
Item 3. Quantitative and Qualitative Disclosures About Market Risk
34
Item 4. Controls and Procedures
35
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
35
Item 5. Other Information
35
Item 6. Exhibits
36
Signatures
37

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
Net sales $
4,904.7
$
4,717.6
Cost of sales
3,134.2
3,269.9
Selling, general, and administrative expenses
839.3
791.4
Divestitures gain, net
-
(430.9)
Restructuring, impairment, and other exit costs
1.2
1.6
Operating profit
930.0
1,085.6
Benefit plan non-service income
(17.0)
(21.7)
Interest, net
117.0
87.7
Earnings before income taxes and after-tax earnings

from

joint ventures
830.0
1,019.6
Income taxes
173.2
216.1
After-tax earnings from joint ventures
23.5
19.8
Net earnings, including earnings attributable to noncontrolling interests
680.3
823.3
Net earnings attributable to noncontrolling interests
6.8
3.3
Net earnings attributable to General Mills $
673.5
$
820.0
Earnings per share – basic $
1.15
$
1.37
Earnings per share – diluted $
1.14
$
1.35
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
Net earnings, including earnings attributable to noncontrolling interests $
680.3
$
823.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation
(18.1)
3.8
Other fair value changes:
Hedge derivatives
(2.3)
(38.3)
Reclassification to earnings:
Foreign currency translation
-
(7.4)
Hedge derivatives
0.2
(1.4)
Amortization of losses and prior service costs
9.1
14.1
Other comprehensive loss, net of tax
(11.1)
(29.2)
Total comprehensive

income

669.2
794.1
Comprehensive income attributable to noncontrolling interests
6.9
2.0
Comprehensive income attributable to General Mills $
662.3
$
792.1
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Aug. 27, 2023 May 28, 2023
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
490.9
$
585.5
Receivables
1,791.1
1,683.2
Inventories
2,228.8
2,172.0
Prepaid expenses and other current assets
596.2
735.7
Total current

assets
5,107.0
5,176.4
Land, buildings, and equipment
3,585.2
3,636.2
Goodwill
14,522.0
14,511.2
Other intangible assets
6,965.7
6,967.6
Other assets
1,139.8
1,160.3
Total assets $
31,319.7
$
31,451.7
LIABILITIES

AND EQUITY
Current liabilities:
Accounts payable $
3,705.8
$
4,194.2
Current portion of long-term debt
1,174.6
1,709.1
Notes payable
584.3
31.7
Other current liabilities
1,603.1
1,600.7
Total current

liabilities
7,067.8
7,535.7
Long-term debt
10,523.5
9,965.1
Deferred income taxes
2,085.0
2,110.9
Other liabilities
1,128.0
1,140.0
Total liabilities
20,804.3
20,751.7
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,185.7
1,222.4
Retained earnings
20,163.6
19,838.6
Common stock in treasury,

at cost, shares of
173.4

and
168.0
(8,874.3)
(8,410.0)
Accumulated other comprehensive loss
(2,288.1)
(2,276.9)
Total stockholders' equity
10,262.4
10,449.6
Noncontrolling interests
253.0
250.4
Total equity
10,515.4
10,700.0
Total liabilities and equity $
31,319.7
$
31,451.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,700.0
$
10,788.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,222.4
1,182.9
Stock compensation plans
7.3
9.3
Unearned compensation related to stock unit awards
(79.4)
(79.0)
Earned compensation
35.4
32.9
Ending balance
1,185.7
1,146.1
Retained earnings:
Beginning balance
19,838.6
18,532.6
Net earnings attributable to General Mills
673.5
820.0
Cash dividends declared ($
0.59

and $
0.54

per share)
(348.5)
(325.0)
Ending balance
20,163.6
19,027.6
Common stock in treasury:
Beginning balance
(168.0)
(8,410.0)
(155.7)
(7,278.1)
Shares purchased, including $
4.2

million of excise tax
(6.4)
(504.7)
(6.9)
(500.8)
Stock compensation plans
1.0
40.4
2.3
102.9
Ending balance
(173.4)
(8,874.3)
(160.3)
(7,676.0)
Accumulated other comprehensive loss:
Beginning balance
(2,276.9)
(1,970.5)
Comprehensive loss
(11.2)
(27.9)
Ending balance
(2,288.1)
(1,998.4)
Noncontrolling interests:
Beginning balance
250.4
245.6
Comprehensive income
6.9
2.0
Distributions to noncontrolling interest holders
(4.3)
(1.9)
Divestiture
-
5.1
Ending balance
253.0
250.8
Total equity,

ending balance
$
10,515.4
$
10,825.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
680.3
$
823.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
137.2
134.3
After-tax earnings from joint ventures
(23.5)
(19.8)
Distributions of earnings from joint ventures
15.8
15.5
Stock-based compensation
35.3
33.5
Deferred income taxes
(14.5)
9.2
Pension and other postretirement benefit plan contributions
(7.4)
(5.3)
Pension and other postretirement benefit plan costs
(5.3)
(6.7)
Divestitures gain, net
-
(430.9)
Restructuring, impairment, and other exit costs
2.4
(15.7)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(457.4)
(209.7)
Other, net
15.2
61.1
Net cash provided by operating activities
378.1
388.8
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(141.7)
(90.9)
Acquisition, net of cash acquired
-
(252.1)
Proceeds from divestitures, net of cash divested
-
610.7
Other, net
6.2
(1.9)
Net cash (used) provided by investing activities
(135.5)
265.8
Cash Flows - Financing Activities
Change in notes payable
551.8
188.0
Proceeds from common stock issued on exercised options
4.5
65.5
Purchases of common stock for treasury
(500.5)
(500.8)
Dividends paid
(348.5)
(325.0)
Distributions to noncontrolling interest holders
(4.3)
(1.9)
Other, net
(37.2)
(34.9)
Net cash used by financing activities
(334.2)
(609.1)
Effect of exchange rate changes on cash and cash equivalents
(3.0)
(20.5)
(Decrease) Increase in cash and cash equivalents
(94.6)
25.0
Cash and cash equivalents - beginning of year
585.5
569.4
Cash and cash equivalents - end of period $
490.9
$
594.4
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(104.4)
$
(91.1)
Inventories
(54.3)
(243.3)
Prepaid expenses and other current assets
140.9
79.5
Accounts payable
(443.8)
(130.4)
Other current liabilities
4.2
175.6
Changes in current assets and liabilities $
(457.4)
$
(209.7)
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

27,

2023,

are

not
necessarily indicative of the results that may be expected for the fiscal year ending

May 26, 2024.

These

statements

should

be

read

in

conjunction

with

the

Consolidated

Financial

Statements

and

footnotes

included

in

our

Annual
Report on Form

10-K for the fiscal

year ended May

28, 2023. The

accounting policies used

in preparing these

Consolidated Financial
Statements are the same as those described in Note 2 to the Consolidated Financial

Statements in that Form 10-K with the exception of
new requirements adopted in the first quarter of fiscal 2024.
In the first quarter

of fiscal 2024, we

adopted optional accounting guidance

to ease the burden

in accounting for reference

rate reform.
The new

standard provides

temporary expedients

and exceptions

to existing

accounting requirements

for contract

modifications

and
hedge accounting

related to transitioning

from discontinued

reference rates.

This resulted in

modifying contracts,

where necessary,

to
apply a new reference rate,

primarily SOFR. The adoption of

this accounting guidance did not

have a material impact on our

results of
operations or financial position.
In the

first quarter

of fiscal

2024, we adopted

new requirements

for enhanced

disclosures related

to supplier

financing programs.

The
new standard requires

disclosure of the

key terms of

the program and

a rollforward of

the related obligation

during the annual

period,
including

the

amount

of

obligations

confirmed

and

obligations

subsequently

paid.

We

have

historically

presented

the

key

terms

of
these programs

and the associated

obligation outstanding

(please see Note

6). The

rollforward requirement

is effective

in fiscal 2025.
The adoption did not have a material impact on our financial statements and related disclosures.
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
156.7

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

of fiscal 2024,

we did not

undertake any

new restructuring

actions. We

recorded $
9.8

million of restructuring
charges

in

the first

quarter

of fiscal

2024

and

$
2.3

million

of

restructuring

charges

in the

first

quarter

of

fiscal

2023 for

previously
announced restructuring actions. We

expect these actions to be completed by the end of fiscal 2025.
We

paid net

$
7.4

million of

cash in

the first quarter

of fiscal 2024

related to

restructuring actions

previously announced.

We

paid net
$
18.0

million of cash in the same period of fiscal 2023.

Restructuring and impairment charges and project-related

costs are recorded in our Consolidated Statement of Earnings as follows:
Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Cost of sales $
8.6
$
0.7
Restructuring, impairment, and other exit costs
1.2
1.6
Total restructuring

charges
$
9.8
$
2.3
Project-related costs classified in cost of sales $
0.8
$
-
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:
In Millions Total
Reserve balance as of May 28, 2023 $
47.7
Fiscal 2024 charges, including foreign currency translation
1.2
Utilized in fiscal 2024
(6.4)
Reserve balance as of Aug. 27, 2023 $
42.5
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

In Millions Aug. 27, 2023 May 28, 2023
Goodwill $
14,522.0
$
14,511.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,715.0
6,712.4
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
386.9
386.3
Less accumulated amortization
(136.2)
(131.1)
Intangible assets subject to amortization, net
250.7
255.2
Other intangible assets
6,965.7
6,967.6
Total $
21,487.7
$
21,478.8
Based on

the carrying

value of

finite-lived intangible

assets as

of August

27, 2023,

annual amortization

expense for

each of

the next
five fiscal years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill during the first quarter of fiscal 2024 were as follows:
In Millions
North America
Retail Pet
North America
Foodservice International Joint Ventures Total
Balance as of May 28, 2023 $
6,542.4
$
6,062.8
$
805.6
$
708.4
$
392.0
$
14,511.2
Other activity, primarily

foreign currency translation
0.1
-
(0.1)
8.2
2.6
10.8
Balance as of Aug. 27, 2023 $
6,542.5
$
6,062.8
$
805.5
$
716.6
$
394.6
$
14,522.0
The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2024 were as follows:
In Millions Total
Balance as of May 28, 2023 $
6,967.6
Amortization, net of foreign currency translation
(1.9)
Balance as of Aug. 27, 2023 $
6,965.7
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
(5) Inventories
The components of inventories were as follows:
In Millions Aug. 27, 2023 May 28, 2023
Finished goods $
2,093.0
$
2,066.9
Raw materials and packaging
553.5
572.2
Grain
130.1
133.8
Excess of FIFO over LIFO cost
(547.8)
(600.9)
Total $
2,228.8
$
2,172.0

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

we are manag

ing affects

earnings. At

that time, we

reclassify the

gain or

loss from
unallocated

corporate

items

to

segment

operating

profit,

allowing

our

operating

segments

to

realize

the

economic

effects

of

the
derivative without experiencing any resulting mark-to-market volatility,

which remains in unallocated corporate items.

Unallocated corporate items for the quarters ended August 27, 2023, and

August 28, 2022, included:
Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Net gain (loss) on mark-to-market valuation of certain

commodity positions
$
28.4
$
(72.3)
Net loss (gain) on commodity positions reclassified from

unallocated corporate items to segment operating profit
3.2
(43.0)
Net mark-to-market revaluation of certain grain inventories
13.3
(59.4)
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
44.9
$
(174.7)
As of August 27, 2023,

the net notional value of commodity

derivatives was $
278.2

million, of which $
113.2

million related to energy
inputs and

$
165.0

million related

to agricultural

inputs. These

contracts relate

to inputs

that generally

will be

utilized within

the next
12

months.
We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

As of

August 27,

2023, we

hedged a

portion

of
these investments with €
2,954.1

million of euro-denominated bonds.
The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as of

August 27, 2023,

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

services, including

not providing

any form

of guarantee

and not

pledging assets

as security

to
the third

parties or

financial institutions.

All of

our accounts

payable remain

as obligations

to our

suppliers as

stated in

our supplier
agreements. As

of August

27, 2023,

$
1,362.8

million of

our total

accounts payable

were payable

to suppliers

who utilize

these third-
party services.

As of

May 28,

2023, $
1,430.1

million of

our total

accounts payable

were payable

to suppliers

who utilize

these third-
party services.
(7) Debt
The components of notes payable were as follows:

In Millions Aug. 27, 2023 May 28, 2023
U.S. commercial paper $
529.2
$
-
Financial institutions
55.1
31.7
Total $
584.3
$
31.7
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 27, 2023:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
-
Total committed

and uncommitted credit facilities
$
3.3
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of August 27, 2023.
Long-Term

Debt

The fair values

and carrying

amounts of long-term

debt, including

the current portion,

were $
10,811.1

million and $
11,698.1

million,
respectively,

as

of

August

27,

2023.

The

fair

value

of

long-term

debt

was

estimated

using

market

quotations

and

discounted

cash

flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In the first

quarter of fiscal

2024, we issued

€
500.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds

to
repay €
500.0

million of floating-rate notes due
July 27, 2023
.

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
, and €
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
In the

second quarter

of fiscal

2023, we

issued €
250.0

million of

floating-rate notes

due
May 16, 2023
. We

used the

net proceeds

to
repay €
250.0

million of
0.0

percent fixed-rate notes due
November 11, 2022
.
In the

second quarter

of fiscal

2023,

we repaid

$
500.0

million of
2.6

percent fixed-rate

notes due
October 12, 2022
, using

proceeds
from the issuance of commercial paper.
Certain

of

our

long-term

debt

agreements

contain

restrictive

covenants.
As of August 27, 2023, we were in compliance with all of
these covenants.
(8) Noncontrolling Interests
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
Our noncontrolling interests contain restrictive covenants. As of August 27, 2023, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:
Quarter Ended Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings
attributable to noncontrolling interests

$
673.5
$
6.8
$
820.0
$
3.3
Other comprehensive (loss) income:
Foreign currency translation $
(22.0)
$
3.8
(18.2)
0.1
$
(48.0)
$
53.1
5.1
(1.3)
Other fair value changes:
Hedge derivatives
(2.7)
0.4
(2.3)
-
(49.8)
11.5
(38.3)
-
Reclassification to earnings:
Foreign currency translation
-
-
-
-
(7.4)
-
(7.4)
-
Hedge derivatives (a)
(1.3)
1.5
0.2
-
(1.9)
0.5
(1.4)
-
Amortization of losses and

prior service costs (b)
11.5
(2.4)
9.1
-
18.2
(4.1)
14.1
-
Other comprehensive (loss) income $
(14.5)
$
3.3
(11.2)
0.1
$
(88.9)
$
61.0
(27.9)
(1.3)
Total comprehensive income $
662.3
$
6.9
$ $
792.1
$
2.0
(a)

(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Aug. 27, 2023 May 28, 2023
Foreign currency translation adjustments $
(726.8)
$
(708.6)
Unrealized gain from hedge derivatives
3.8
5.9
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,655.7)
(1,670.6)
Prior service credits
90.6
96.4
Accumulated other comprehensive loss $
(2,288.1)
$
(2,276.9)

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
May 28, 2023.
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Compensation expense related to stock-based payments $
35.3
$
33.5
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:
Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Windfall tax benefits from stock-based payments $
8.4
$
12.8
As

of

August

27,

2023,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
172.2

million. This expense will be recognized over
25

months, on average.

Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Net cash proceeds $
4.5
$
65.5
Intrinsic value of options exercised $
2.1
$
32.0
We estimate the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-
pricing models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than 6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 12 to the Consolidated Financial Statements included in our Annual Report on
Form 10-K for the fiscal year ended May 28, 2023.
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:
Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
Estimated fair values of stock options granted

$
17.47
$
14.16
Assumptions:
Risk-free interest rate
4.0
%
3.3
%
Expected term
8.5
years
8.5
years
Expected volatility
21.4
%
20.9
%
Dividend yield
2.8
%
3.1
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:
Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Total grant date fair

value
$
104.8
$
82.0

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended
In Millions, Except per Share Data Aug. 27, 2023 Aug. 28, 2022
Net earnings attributable to General Mills $
673.5
$
820.0
Average

number of common shares - basic EPS
586.3
600.2
Incremental share effect from: (a)
Stock options
2.8
3.3
Restricted stock units and performance share units
2.3
2.5
Average

number of common shares - diluted EPS
591.4
606.0
Earnings per share – basic $
1.15
$
1.37
Earnings per share – diluted $
1.14
$
1.35
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method.

Stock

options,

restricted

stock

units,

and

performance

share units

excluded

from

our

computation

of

diluted

EPS

because

they
were not dilutive were as follows
:
Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Anti-dilutive stock options, restricted stock units, and

performance share units

1.6
0.8

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Shares of common stock
6.4
6.9
Aggregate purchase price $
504.7
$
500.8

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Net cash interest payments $
83.9
$
55.2
Net income tax payments $
13.7
$
9.0

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Aug. 27,
2023
Aug. 28,
2022
Aug. 27,
2023
Aug. 28,
2022
Aug. 27,
2023
Aug. 28,
2022
Service cost $
14.2
$
17.6
$
1.2
$
1.4
$
1.8
$
2.1
Interest cost
74.2
64.6
5.3
4.5
1.0
0.8
Expected return on plan assets
(102.9)
(105.0)
(8.7)
(7.8)
-
-
Amortization of losses (gains)
21.5
28.3
(5.1)
(4.9)
-
0.1
Amortization of prior service costs (credits)
0.4
0.4
(5.4)
(5.8)
0.1
0.1
Other adjustments
-
-
-
-
2.6
3.0
Net expense (income) $
7.4
$
5.9
$
(12.7)
$
(12.6)
$
5.5
$
6.1

(15) Income Taxes
During

the

first

quarter

of

fiscal

2023,

the

Inflation

Reduction

Act

(IRA)

was

signed

into

law.

The

IRA

introduces

a

Corporate
Alternative Minimum Tax

beginning in our fiscal 2024

and an excise tax on

the repurchase of corporate

stock starting after January

1,
2023. We

do not expect the IRA to have a material impact on our financial results, including our annual estimated effective tax

rate, or
on our liquidity.
(16) Contingencies
During

fiscal

2020,

we

received

notice

from

the

tax

authorities of

the

State of

São

Paulo,

Brazil

regarding

our

compliance

with

its
state sales tax requirements.

As a result, we

have been assessed additional

state sales taxes, interest,

and penalties. We

believe that we
have meritorious defenses against this claim and will vigorously defend our position. As of August 27, 2023, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.
(17) Business Segment and Geographic Information
We

operate

in

the

packaged

foods

industry.

Our

operating

segments

are

as

follows:

North

America

Retail,

International,

Pet,

and
North America Foodservice.

Our North America Retail

operating segment reflects business

with a wide variety of

grocery stores, mass merchandisers, membership
stores,

natural

food

chains,

drug,

dollar

and

discount

chains,

convenience

stores,

and

e-commerce

grocery

providers.

Our

product
categories

in

this

business

segment

include

ready-to-eat

cereals,

refrigerated

yogurt,

soup,

meal

kits,

refrigerated

and

frozen

dough
products,

dessert

and

baking

mixes,

frozen

pizza

and

pizza

snacks,

snack

bars,

fruit

snacks,

savory

snacks,

and

a

wide

variety

of
organic products including ready-to-eat cereal, frozen

and shelf-stable vegetables, meal kits, fruit snacks, and snack bars.
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
Our operating segment results were as follows:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Net sales:
North America Retail $
3,073.0
$
2,988.8
International
715.8
652.5
Pet
579.9
579.9
North America Foodservice
536.0
496.4
Total $
4,904.7
$
4,717.6
Operating profit:
North America Retail $
798.2
$
777.8
International
50.0
34.8
Pet
111.2
123.1
North America Foodservice
59.1
53.6
Total segment operating

profit
$
1,018.5
$
989.3
Unallocated corporate items
87.3
333.0
Divestitures gain, net
-
(430.9)
Restructuring, impairment, and other exit costs
1.2
1.6
Operating profit $
930.0
$
1,085.6
Net sales for our North America Retail operating units were as follows:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
U.S. Snacks $
954.5
$
887.2
U.S. Meals & Baking Solutions
941.9
949.2
U.S. Morning Foods
927.8
904.0
Canada
248.8
248.4
Total $
3,073.0
$
2,988.8

Net sales by class of similar products were as follows:

Quarter Ended
In Millions Aug. 27, 2023 Aug. 28, 2022
Snacks $
1,136.7
$
1,068.4
Cereal
817.9
814.7
Convenient meals
665.5
679.2
Pet
579.9
580.8
Dough
534.9
464.8
Baking mixes and ingredients
466.5
473.5
Yogurt
368.4
346.0
Super-premium ice cream
224.0
183.5
Other
110.9
106.7
Total $
4,904.7
$
4,717.6

Item 2.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations.
INTRODUCTION
This

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

(MD&A)

should

be

read

in
conjunction

with

the

MD&A

included

in

our

Annual

Report

on

Form

10-K

for

the

fiscal

year

ended

May

28,

2023

for

important
background

regarding,

among other

things, our

key business

drivers.

Significant

trademarks and

service marks

used in

our business
are set forth in italics
herein. Certain terms used throughout this report are defined in the

“Glossary” section below.
We
expect the largest

factors impacting our performance

in fiscal 2024

will be the economic

health of consumers, the

moderating rate
of input

cost inflation

,

and

the increasing

stability of

the supply

chain environment

.

We

expect

to drive

organic

net sales

growth

in
fiscal 2024

through strong

marketing, innovation,

in-store support,

and net

price realization

generated through

our Strategic

Revenue
Management (SRM)

capability,

most of

which will

be carried

over from

SRM actions

taken in

fiscal 2023.

We

anticipate input

cost
inflation of

approximately 5

percent in

fiscal 2024

and expect

to generate

higher levels

of Holistic

Margin Management

(HMM) cost
savings compared to fiscal 2023.
CONSOLIDATED

RESULTS

OF OPERATIONS
First Quarter Results
In the first

quarter of fiscal

2024, net sales

and organic net

sales increased 4

percent compared to

the same period

last year.

Operating
profit decreased

14 percent

to $930

million, primarily

driven by

a net

gain on

divestitures

in fiscal

2023, higher

input costs,

and

an
increase in selling,

general and administrative

(SG&A) expenses, including

increased media and

advertising expenses, partially

offset
by favorable net price

realization and mix

and a favorable change

to the mark-to-market valuation

of certain commodity positions

and
grain

inventories.

Operating

profit

margin

of

19.0

percent

decreased

400

basis

points.

Adjusted

operating

profit

of

$899

million
increased 2 percent on

a constant-currency basis, primarily

driven by favorable net price

realization and mix, partially offset

by higher
input costs, an

increase in SG&A

expenses, including

increased media and

advertising expenses, and

a decrease in

contributions from
volume

growth.

Adjusted

operating

profit

margin

decreased

40

basis

points

to

18.3

percent.

Diluted

earnings

per

share

of

$1.14
decreased 16 percent in the first

quarter of fiscal 2024. Adjusted diluted

earnings per share of $1.09 decreased 1

percent on a constant-
currency basis compared

to the first quarter

of fiscal 2023.

See the “Non-GAAP

Measures” section below

for a description

of our use
of measures not defined by GAAP.
A summary of our consolidated financial results for the first quarter of fiscal 2024 follows:

Quarter Ended Aug. 27, 2023
In millions,
except per share
Quarter Ended
Aug. 27, 2023 vs.
Aug. 28, 2022
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 4,904.7 4%
Operating profit 930.0 (14) % 19.0%
Net earnings attributable to General Mills 673.5 (18) %
Diluted earnings per share $ 1.14 (16) %
Organic net sales growth rate (a) 4%
Adjusted operating profit (a) 899.0 2% 18.3% 2%
Adjusted diluted earnings per share (a) $ 1.09 (2) % (1) %
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by

GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Aug. 27, 2023
Aug. 27, 2023 vs.

Aug. 28, 2022 Aug. 28, 2022
Net sales (in millions) $ 4,904.7 4% $ 4,717.6
Contributions from volume growth (a) (2) pts
Net price realization and mix 6 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.

Net sales

in the

first quarter

of fiscal

2024

increased 4

percent compared

to the

same period

in fiscal

2023,

driven by

favorable

net
price realization and mix, partially offset by a decrease in contributions from volume growth.
Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 27, 2023 vs.
Quarter Ended Aug. 28, 2022
Contributions from organic volume growth (a) (2) pts
Organic net price realization and mix 7 pts
Organic net sales growth 4 pts
Foreign currency exchange Flat
Acquisitions and divestitures Flat
Net sales growth 4 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic net sales increased 4 percent

in the first quarter of fiscal 2024 compared

to the same period in fiscal 2023, driven by favorable
organic net price realization and mix, partially offset

by a decrease in contributions from organic volume growth

.
Cost of

sales
decreased $136 million

to $3,134

million in

the first

quarter of

fiscal 2024

compared to

the same

period in

fiscal 2023.
The decrease included

a $54 million decrease attributable

to lower volume and

a $150 million increase attributable

to product rate and
mix. We

recorded a

$45 million

net decrease

in cost

of sales

related to

the mark-to-market

valuation of

certain commodity

positions
and grain inventories in the first quarter of fiscal 2024

compared to a $175 million net increase in the first quarter of fiscal 2023.

In the
first quarter

of fiscal

2023,

we recorded

a $21

million

charge

related

to a

voluntary recall

on certain

international
Häagen-Dazs

ice
cream products.

We

also recorded $9

million of restructuring

charges and $1

million of restructuring

initiative project-related

costs in
cost of sales in the first

quarter of fiscal 2024 compared

to $1 million of restructuring

charges in the first

quarter of fiscal 2023 (please
refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
SG&A expenses
increased $48 million

to $839 million in

the first quarter

of fiscal 2024,

compared to the

same period in

fiscal 2023,
primarily driven

by increased

media and

advertising expenses.

SG&A expenses

as a

percent of

net sales

in the

first quarter

of fiscal
2024 increased 30 basis points compared to the first quarter of fiscal 2023.
Divestitures

gain,

net

totaled $431

million in

the first

quarter of

fiscal 2023,

primarily related

to the

sale of

our Helper

main meals
and

Suddenly

Salad

side

dishes

business

(please

refer

to

Note

2

to

the

Consolidated

Financial

Statements

in

Part

I,

Item

1

of

this
report).

Restructuring, impairment,

and other exit

costs
totaled $1 million

in the first

quarter of fiscal

2024,

compared to $2

million in the
same period last year (please refer to Note 3 to the Consolidated Financial

Statements in Part I, Item 1 of this report).
Benefit plan

non-service income
totaled $17 million

in the

first quarter

of fiscal

2024, compared

to $22 million

in the

same period
last year, primarily reflecting an increase

in interest costs, partially offset by lower amortization of losses.

Interest,

net
for

the

first

quarter

of

fiscal

2024

totaled

$117 million,

up

$29 million

from

the

first

quarter

of fiscal

2023,

primarily
driven by higher interest rates and higher average long-term debt levels.
The effective tax rate

for the first quarter of fiscal

2024 was 20.9 percent compared

to 21.2 percent for the first

quarter of fiscal 2023.
The

0.3

percentage

point

decrease

was

primarily

due

to

certain

unfavorable

tax

components

related

to

the

divestitures

in

the

first
quarter of

fiscal 2023,

partially offset

by certain

nonrecurring discrete

tax benefits

in the

first quarter

of fiscal

2023 and

unfavorable
earnings mix

by jurisdiction

in the

first quarter

of fiscal

2024. Our

effective

tax rate

excluding certain

items affecting

comparability
was

21.1

percent

in

the

first

quarter

of

fiscal

2024,

compared

to

19.7

percent

in

the

same

period

last

year

(see

the

“Non-GAAP
Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

1.4

percentage

point

increase

was
primarily

due

to

certain

nonrecurring

discrete

tax

benefits

in

the

first

quarter

of

fiscal

2023

and

unfavorable

earnings

mix

by
jurisdiction in the first quarter of fiscal 2024.

After-tax

earnings from

joint ventures

for the

first quarter

of fiscal

2024
increased to

$24 million compared

to $20 million

in the
same period in fiscal 2023,

primarily driven by higher net

sales as a result of favorable

net price realization and mix

at Cereal Partners
Worldwide

(CPW) and

favorable

discrete tax

items at

CPW,

partially

offset

by higher

input

costs at

CPW and

Häagen-Dazs

Japan,
Inc. (HDJ). On

a constant-currency basis,

after-tax earnings from

joint ventures increased 26

percent (see the

“Non-GAAP Measures”
section below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 27, 2023 vs.
Quarter Ended Aug. 28, 2022 CPW HDJ Total
Contributions from volume growth (a) (11) pts (5) pts
Net price realization and mix 19 pts 9 pts
Net sales growth in constant currency 8 pts 4 pts 7 pts
Foreign currency exchange 1 pt (5) pts Flat
Net sales growth 9 pts (1) pt 7 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding
decreased

by

15

million

in

the

first

quarter

of

fiscal

2024

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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended
Aug. 27,
2023
Aug. 27, 2023 vs
Aug. 28, 2022
Aug. 28,
2022
Net sales (in millions) $ 3,073.0 3% $ 2,988.8
Contributions from volume growth (a) (5) pts
Net price realization and mix 8 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Retail

net

sales

increased

3

percent

in

the

first

quarter

of

fiscal

2024,

compared

to

the

same

period

in

fiscal

2023,
driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2023
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix 8 pts
Organic net sales growth 4 pts
Foreign currency exchange Flat
Divestiture (b) (1) pt
Net sales growth 3 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of our Helper main meals and Suddenly Salad side dishes businesses in fiscal 2023. Please see Note 2 to the

Consolidated Financial Statements in Part I, Item 1 of this report.
North

America Retail

organic

net sales

increased 4

percent in

the first

quarter of

fiscal 2024,

compared to

the same

period in

fiscal
2023,

driven by

favorable organic

net price

realization and

mix,

partially offset

by a

decrease in

contributions from

organic

volume
growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 27, 2023
U.S. Snacks 8%
U.S. Morning Foods 3%
Canada (a) Flat
U.S. Meals & Baking Solutions (1) %
Total 3%
(a)

On a constant-currency basis,

Canada net sales increased 4

percent in the first quarter of

fiscal 2024,

compared to the same period
in fiscal 2023. See the "Non-GAAP Measures" section below for our use of this measure not defined by GAAP.
Segment operating

profit increased 3

percent to

$798 million in the

first quarter of

fiscal 2024,

compared to $778 million

in the same
period in

fiscal 2023,

primarily driven

by favorable

net price

realization and

mix, partially

offset by

higher input

costs, a

decrease in
contributions from volume

growth, and an

increase in SG&A expenses

,

including increased media

and advertising expenses. Segment
operating

profit

increased

3

percent

on

a

constant-currency

basis

in

the

first

quarter

of

fiscal

2024

compared

to

the

same

period

in
fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
International Segment Results
International net sales were as follows:

Quarter Ended
Aug. 27,
2023
Aug. 27, 2023 vs
Aug. 28, 2022
Aug. 28,
2022
Net sales (in millions) $ 715.8 10% $ 652.5
Contributions from volume growth (a) (5) pts
Net price realization and mix 13 pts
Foreign currency exchange 1 pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net sales increased 10 percent in the first quarter of fiscal 2024,

compared to the same period in fiscal 2023 which
included the impact of the voluntary recall on certain international Häagen-Dazs ice cream products, driven by favorable net price
realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.

The components of International organic net sales growth

are shown in the following table:

Quarter Ended
Aug. 27, 2023
Contributions from organic volume growth (a) (5) pts
Organic net price realization and mix 13 pts
Organic net sales growth 9 pts
Foreign currency exchange 1 pt
Net sales growth 10 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
International organic net

sales increased 9 percent

in the first quarter of

fiscal 2024,

compared to the same period

in fiscal 2023 which
included the

impact of

the voluntary

recall on

certain international
Häagen-Dazs

ice cream

products,

driven by

favorable organic

net
price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Segment operating

profit increased

44 percent

to $50 million

in the

first quarter

of fiscal

2024,

compared to

$35 million in

the same
period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix

and

the

voluntary

recall

on

certain

international
Häagen-Dazs

ice cream

products in

fiscal 2023,

partially offset

by higher

input costs.

Segment operating

profit increased

52 percent
on

a

constant-currency

basis

in

the

first

quarter

of

fiscal

2024

compared

to

the

same

period

in

fiscal

2023

(see

the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Pet Segment Results
Pet net sales were as follows:

Quarter Ended
Aug. 27,
2023
Aug. 27, 2023 vs
Aug. 28, 2022
Aug. 28,
2022
Net sales (in millions) $ 579.9 Flat $ 579.9
Contributions from volume growth (a) (5) pts
Net price realization and mix 5 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Pet net

sales in

the first

quarter of

fiscal 2024

matched the same

period in

fiscal 2023,

as favorable

net price realization

and mix

was
offset by a decrease in contributions from volume growth.
The components of Pet organic net sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2023
Contributions from organic volume growth (a) (5) pts
Organic net price realization and mix 5 pts
Organic net sales growth Flat
Foreign currency exchange Flat
Net sales growth Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Pet

organic

net

sales

in

the

first

quarter

of

fiscal

2024

matched

the

same

period

in

fiscal

2023,

as

favorable

organic

net

price
realization and mix was offset by a decrease in contributions from organic volume growth.
Segment operating profit decreased 10 percent

to $111 million in the

first quarter of fiscal 2024,

compared to $123 million in the same
period

in

fiscal

2023,

primarily

driven

by

higher

input

costs,

a

decrease

in

contributions

from

volume

growth,

and

an

increase

in
SG&A

expenses,

partially

offset

by

favorable

net

price

realization

and

mix.

Segment

operating

profit

decreased

10

percent

on

a

constant-currency basis in

the first quarter

of fiscal 2024

compared to the

same period in

fiscal 2023 (see

the “Non-GAAP Measures”
section below for our use of this measure not defined by GAAP).
North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended
Aug. 27,
2023
Aug. 27, 2023 vs
Aug. 28, 2022
Aug. 28,
2022
Net sales (in millions) $ 536.0 8% $ 496.4
Contributions from volume growth (a) 7 pts
Net price realization and mix 1 pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales increased 8 percent in the first quarter of fiscal 2024, compared to the same period in fiscal 2023, driven by an increase in contributions from volume growth and favorable net price realization and mix.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended
Aug. 27, 2023
Contributions from organic volume growth (a) 4 pts
Organic net price realization and mix Flat
Organic net sales growth 4 pts
Foreign currency exchange Flat
Acquisition (b) 4 pts
Net sales growth 8 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of TNT Crust in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements

in Part I, Item 1 of this report.
North

America Foodservice

organic

net sales

increased 4

percent in

the first

quarter of

fiscal 2024,

compared to

the same

period in
fiscal 2023, driven by an increase in contributions from organic volume growth.
Segment operating

profit increased

10 percent

to $59

million in

the first

quarter of

fiscal 2024,

compared to

$54 million in

the same
period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs.

Segment
operating

profit increased

10 percent

on a

constant-currency

basis in

the first

quarter of

fiscal 2024

compared to

the same

period in
fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate

expenses totaled $87

million in the

first quarter of

fiscal 2024, compared

to $333 million

in the same

period in
fiscal

2023.

In

the

first

quarter

of

fiscal

2024,

we

recorded

a

$45 million

net

decrease

in

expense

related

to

the

mark-to-market
valuation of certain commodity positions

and grain inventories, compared to

a $175 million net increase in expense

in the same period
last year.

We

recorded $3 million

of net losses

related to valuation

adjustments on certain

corporate investments

in the first quarter

of
fiscal

2024,

compared

to

$26 million

of

net

losses

related

to

valuation

adjustments

and

the

loss

on

sale

of

certain

corporate
investments

in

the

first

quarter

of

fiscal

2023.

In

the

first

quarter

of

fiscal

2023,

we

recorded

a

$22

million

charge

related

to

a
voluntary

recall

on

certain

international
Häagen-Dazs

ice

cream

products.

We

recorded

$9

million

of

restructuring

charges

and

$1
million

of

restructuring

initiative

project-related

costs

in

cost

of

sales

in

the

first quarter

of

fiscal

2024,

compared

to

$1

million

of
restructuring

charges

in cost

of sales

in the

same period

last year.

In addition,

we recorded

$2 million

of integration

costs primarily
related to our acquisition of TNT Crust in the first quarter of fiscal 2023.

LIQUIDITY

AND CAPITAL

RESOURCES
During the first quarter of

fiscal 2024, cash provided by operations

was $378 million compared to $389

million in the same period last
year.

The $11 million

decrease was mainly

driven by

a $248 million

change in

current assets and

liabilities and

a $46

million change
in

other

non-cash

items

in

net

earnings,

including

changes

in

the

valuation

of

certain

corporate

investments.

These

were

partially
offset

by a

$288 million

increase

in

net

earnings,

excluding

the

$431 million

net

divestitures

gain

in fiscal

2023.

The $248

million
change in current assets and liabilities is primarily driven by a $313 million change in the timing of accounts payable.
Cash

used

by

investing

activities

during

the

first

quarter

of

fiscal

2024

was

$136

million

compared

to

cash

provided

by

investing
activities

of

$266 million

for

the

same

period

in

fiscal

2023.

During

the

first

quarter

of

the

2023,

we

completed

the

sale

of

the
Helper main meals and Suddenly Salad side dishes

business for $607 million cash. In the

first quarter of fiscal 2023, we acquired

TNT
Crust for $252

million cash, net of cash acquired. In addition, we spent $142 million on purchases of land, buildings, and equipment in
the first quarter of fiscal 2024 compared to $91 million in the same period last year.
Cash used

by financing

activities during

the first

quarter of

fiscal 2024

was $334 million

compared

to $609 million

of cash

used by
financing activities

in the

same period

in fiscal 202

3. We

paid $348 million

of dividends

in the

first quarter

of fiscal

2024, compared
to $325 million

in the

same period

last year.

We

paid $500

million for

purchases of

common stock

for treasury

in the first

quarter of
fiscal 2024, consistent with the same period in fiscal 2023

.

In addition, we had $552 million of net debt issuances in the first quarter of
fiscal 2024 compared to $188 million of net debt issuances in the first quarter of fiscal 2023.

As of August

27, 2023, we had

$425 million of cash

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
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 27, 2023:

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
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
August 27, 2023, we were in compliance with all of these covenants.

We

have

$1,175

million

of

long-term

debt

maturing

in

the

next

12

months

that

is

classified

as

current,

including

$400

million

of
floating-rate

notes

due

October

17,

2023,

€250

million

of

floating-rate

notes

due

November

10,

2023,

and

$500

million

of

3.65
percent fixed-rate

notes due

February 15,

2024. We

believe that

cash flows

from operations,

together with

available short-

and long-
term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2

to the Consolidated Financial Statements included

in our Annual Report on
Form

10-K for

the fiscal

year ended

May 28,

2023. The

accounting policies

used in

preparing our

interim fiscal

2024
Consolidated
Financial

Statements

are

the

same

as

those

described

in

our

Form

10-K

with

the

exception

of

the

new

accounting

requirements

adopted in the first quarter of fiscal 2024. Please see Note 1 to the Consolidated Financial Statements in Part I, Item 1

of this report for
additional information.
Our

critical

accounting

estimates

are

those

that

have

meaningful

impact

on

the

reporting

of

our

financial

condition

and

results

of
operations.

These

estimates

include

our

accounting

for

revenue

recognition,

valuation

of

long-lived

assets,

intangible

assets,

stock-
based compensation,

income taxes,

and defined

benefit pension,

other postretirement

benefit, and

postemployment benefit

plans. The
assumptions and methodologies used

in the determination of

those estimates as of August

27, 2023, are the

same as those described in
our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.
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
Consolidated Financial Statements in Part I, Item 1 of this report.
Restructuring charges and project-related costs
Restructuring

charges and

project-related

costs for

previously announced

restructuring actions

recorded in

fiscal 2024.

Restructuring
charges

for

previously

announced

restructuring

actions

recorded

in

fiscal

2023.

Please

see

Note

3

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report.
Investment activity, net
Valuation

adjustments of

certain corporate

investments in

fiscal 2024. Valuation

adjustments and

the loss on

sale of certain

corporate
investments in fiscal 2023.

Acquisition integration costs
Integration

costs

primarily

resulting

from

the

acquisition

of

TNT

Crust

in

fiscal

2024

and

fiscal

2023.

Please

see

Note

2

to

the
Consolidated Financial Statements in Part I, Item 1 of this report.
Product recall
Costs related to the fiscal 2023 voluntary recall of certain international Häagen-Dazs ice cream products.

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Aug. 27, 2023 Aug. 28, 2022
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 930.0 19.0% $ 1,085.6 23.0%
Mark-to-market effects (44.9) (0.9) % 174.7 3.7%
Restructuring charges 9.8 0.2% 2.3 - %
Investment activity, net 2.9 0.1% 26.3 0.6%
Project-related costs 0.8 - % - - %
Acquisition integration costs 0.2 - % 1.5 - %
Product recall 0.2 - % 21.5 0.5%
Divestitures gain, net - - % (430.9) (9.1) %
Transaction costs - - % 0.2 - %
Adjusted operating profit $ 899.0 18.3% $ 881.2 18.7%
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

Quarter Ended
Aug. 27, 2023 Aug. 28, 2022 Change
Operating profit as reported $ 930.0 $ 1,085.6 (14) %
Mark-to-market effects (44.9) 174.7
Restructuring charges 9.8 2.3
Investment activity, net 2.9 26.3
Project-related costs 0.8 -
Acquisition integration costs 0.2 1.5
Product recall 0.2 21.5
Divestitures gain, net - (430.9)
Transaction costs - 0.2
Adjusted operating profit $ 899.0 $ 881.2 2%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended
Per Share Data Aug. 27, 2023 Aug. 28, 2022 Change
Diluted earnings per share, as reported $ 1.14 $ 1.35 (16) %
Mark-to-market effects (0.06) 0.22
Restructuring charges 0.01 -
Investment activity, net - 0.04
Product recall

- 0.03
Divestitures gain, net - (0.54)
Adjusted diluted earnings per share $ 1.09 $ 1.11 (2) %
Foreign currency exchange impact (1) pt
Adjusted diluted earnings per share growth, on a constant-currency basis (1) %
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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Aug. 27, 2023 19% (7) pts 26%
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
Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Percentage Change in
Net Sales
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Aug. 27, 2023 Flat (4) pts 4%
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

Quarter Ended Aug. 27, 2023
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail 3 % Flat 3%
International 44% (8) pts 52%
Pet (10) % Flat (10) %
North America Foodservice 10 % Flat 10%
Note: Table may

not foot due to rounding.

Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Aug. 27, 2023 Aug. 28, 2022
In Millions
(Except Per Share Data)
Pretax
Earnings (a)
Income
Taxes
Pretax
Earnings (a)
Income
Taxes
As reported $ 830.0 $ 173.2 $ 1,019.6 $ 216.1
Mark-to-market effects (44.9) (10.3) 174.7 40.2
Restructuring charges 9.8 4.7 2.3 0.6
Investment activity, net 2.9 1.0 26.3 0.5
Project-related costs 0.8 0.3 - -
Acquisition integration costs 0.2 0.1 1.5 0.3
Product recall

0.2 0.1 21.5 4.9
Divestitures gain, net - - (430.9) (101.9)
Transaction costs - - 0.2 -
As adjusted $ 799.1 $ 169.0 $ 815.2 $ 160.8
Effective tax rate:
As reported 20.9% 21.2%
As adjusted 21.1% 19.7%
Sum of adjustment to income taxes $ (4.3) $ (55.3)
Average number

of common shares - diluted EPS
591.4 606.0
Impact of income tax adjustments on adjusted diluted EPS $ 0.01 $ 0.09
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
You

should also

consider the risk

factors that we

identify in Item

1A of Part

I of our

Annual Report on

Form 10-K for

the fiscal year
ended May 28, 2023, which could also affect our future results.
We undertake

no obligation to publicly revise any forward-looking

statements to reflect events or circumstances

after the date of those
statements or to reflect the occurrence of anticipated or unanticipated events.
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of August 27, 2023,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Quarter Ended
Aug. 27, 2023 Analysis of Change
Interest rate instruments $ 59 $ (6) Lower interest rate volatility
Foreign currency instruments 36 (1) Immaterial
Commodity instruments 5 (3) Decrease in commodity prices
Equity instruments 3 - Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K

for the fiscal year ended May 28, 2023.

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

2023, that

materially affected,

or are reasonably

likely to

materially affect,

our internal
control

over financial reporting.
PART

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
August 27, 2023:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
May 29, 2023 -
July 2, 2023
3,648,025 $ 80.40 3,648,025 81,214,844
July 3, 2023 -
July 30, 2023
2,739,485 77.18 2,739,485 78,475,359
July 31, 2023 -

August 27, 2023
- - - 78,475,359
Total 6,387,510 $ 79.02 6,387,510 78,475,359
(a)

The total number

of shares purchased

includes shares of

common stock withheld

for the payment

of withholding taxes

upon the distribution

of
deferred option units.
(b)

On June

27, 2022,

our Board

of Directors approved

an authorization

for the

repurchase of

up to

100,000,000 shares of

our common stock

and
terminated the

prior authorization.

Purchases can

be made

in the

open market

or in

privately negotiated

transactions, including

the use

of call
options

and

other

derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

Board

did

not

specify

an
expiration date for the authorization.
Item 5.

Other Information.

None.

PART

II. OTHER INFORMATION
Item 6. Exhibits.

10.1
Form of Performance Share Unit Award Agreements

10.2
Form of Stock Option Agreements

10.3
Form of Restricted Stock Unit Agreements

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

Equity; (v)

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

GENERAL MILLS, INC.
(Registrant)
Date: September 20, 2023 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)