Form 10-Q
period 2023-11-26
GENERAL MILLS INC
filed 2023-12-20
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
NOVEMBER 26, 2023
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
Yes
☐

No
☑
Number

of shares

of Common

Stock outstanding

as of

December 13,

2023:
567,890,100

(excluding
186,723,228

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters and six-month periods ended November 26, 2023 and
November 27, 2022
4
Consolidated Statements of Comprehensive Income for the quarters and six-month periods ended November
26, 2023 and November 27, 2022
5
Consolidated Balance Sheets as of November 26, 2023 and May 28, 2023
6
Consolidated Statements of Total Equity for the quarters and six-month periods ended November 26, 2023 and November 27, 2022
7
Consolidated Statements of Cash Flows for the six-month periods ended November 26, 2023 and November
27, 2022
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
39
Item 4. Controls and Procedures
40
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
40
Item 5. Other Information
40
Item 6. Exhibits
41
Signatures
42

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Net sales $
5,139.4
$
5,220.7
$
10,044.1
$
9,938.3
Cost of sales
3,373.5
3,515.6
6,507.7
6,785.5
Selling, general, and administrative expenses
830.5
894.2
1,669.8
1,685.6
Divestitures gain, net
-
-
-
(430.9)
Restructuring, impairment, and other exit costs
123.6
11.1
124.8
12.7
Operating profit
811.8
799.8
1,741.8
1,885.4
Benefit plan non-service income
(20.1)
(21.7)
(37.1)
(43.4)
Interest, net
117.8
91.5
234.8
179.2
Earnings before income taxes and after-tax earnings

from

joint ventures
714.1
730.0
1,544.1
1,749.6
Income taxes
136.0
147.1
309.2
363.2
After-tax earnings from joint ventures
24.2
25.4
47.7
45.2
Net earnings, including earnings attributable to

noncontrolling interests
602.3
608.3
1,282.6
1,431.6
Net earnings attributable to noncontrolling interests
6.8
2.4
13.6
5.7
Net earnings attributable to General Mills $
595.5
$
605.9
$
1,269.0
$
1,425.9
Earnings per share – basic $
1.03
$
1.01
$
2.18
$
2.38
Earnings per share – diluted $
1.02
$
1.01
$
2.16
$
2.36
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Net earnings, including earnings attributable to

noncontrolling interests
$
602.3
$
608.3
$
1,282.6
$
1,431.6
Other comprehensive loss, net of tax:
Foreign currency translation
(22.3)
(115.0)
(40.4)
(111.2)
Other fair value changes:
Hedge derivatives
1.9
20.8
(0.4)
(17.5)
Reclassification to earnings:
Foreign currency translation
-
-
-
(7.4)
Hedge derivatives
(2.4)
1.0
(2.2)
(0.4)
Amortization of losses and prior service costs
9.2
14.2
18.3
28.3
Other comprehensive loss, net of tax
(13.6)
(79.0)
(24.7)
(108.2)
Total comprehensive

income

588.7
529.3
1,257.9
1,323.4
Comprehensive income attributable to noncontrolling

interests
7.1
3.0
14.0
5.0
Comprehensive income attributable to General Mills $
581.6
$
526.3
$
1,243.9
$
1,318.4
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Nov. 26, 2023 May 28, 2023
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
593.8
$
585.5
Receivables
1,758.8
1,683.2
Inventories
2,166.0
2,172.0
Prepaid expenses and other current assets
527.0
735.7
Total current

assets
5,045.6
5,176.4
Land, buildings, and equipment
3,598.9
3,636.2
Goodwill
14,441.8
14,511.2
Other intangible assets
6,963.3
6,967.6
Other assets
1,183.8
1,160.3
Total assets $
31,233.4
$
31,451.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,824.4
$
4,194.2
Current portion of long-term debt
1,321.0
1,709.1
Notes payable
799.2
31.7
Other current liabilities
1,957.6
1,600.7
Total current

liabilities
7,902.2
7,535.7
Long-term debt
10,530.5
9,965.1
Deferred income taxes
2,026.6
2,110.9
Other liabilities
1,142.2
1,140.0
Total liabilities
21,601.5
20,751.7
Stockholders' equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,201.8
1,222.4
Retained earnings
20,080.9
19,838.6
Common stock in treasury,

at cost, shares of
185.7

and
168.0
(9,677.4)
(8,410.0)
Accumulated other comprehensive loss
(2,302.0)
(2,276.9)
Total stockholders'

equity
9,378.8
10,449.6
Noncontrolling interests
253.1
250.4
Total equity
9,631.9
10,700.0
Total liabilities and equity $
31,233.4
$
31,451.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Nov. 26, 2023 Nov. 27, 2022
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,515.4
$
10,825.6
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,185.7
1,146.1
Stock compensation plans
(6.5)
(7.4)
Unearned compensation related to stock unit awards
(0.5)
(6.8)
Earned compensation
23.1
23.4
Ending balance
1,201.8
1,155.3
Retained earnings:
Beginning balance
20,163.6
19,027.6
Net earnings attributable to General Mills
595.5
605.9
Cash dividends declared ($
1.18

and $
1.08

per share)
(678.2)
(641.6)
Ending balance
20,080.9
18,991.9
Common stock in treasury:
Beginning balance
(173.4)
(8,874.3)
(160.3)
(7,676.0)
Shares purchased, including $
7.9

million of excise tax
(12.4)
(808.8)
(5.2)
(400.5)
Stock compensation plans
0.1
5.7
1.1
53.0
Ending balance
(185.7)
(9,677.4)
(164.4)
(8,023.5)
Accumulated other comprehensive loss:
Beginning balance
(2,288.1)
(1,998.4)
Other comprehensive loss
(13.9)
(79.6)
Ending balance
(2,302.0)
(2,078.0)
Noncontrolling interests:
Beginning balance
253.0
250.8
Comprehensive income
7.1
3.0
Distributions to noncontrolling interest holders
(7.7)
(2.9)
Change in ownership interest
0.7
-
Ending balance
253.1
250.9
Total equity,

ending balance
$
9,631.9
$
10,372.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,700.0
$
10,788.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,222.4
1,182.9
Stock compensation plans
0.8
1.9
Unearned compensation related to stock unit awards
(79.9)
(85.8)
Earned compensation
58.5
56.3
Ending balance
1,201.8
1,155.3
Retained earnings:
Beginning balance
19,838.6
18,532.6
Net earnings attributable to General Mills
1,269.0
1,425.9
Cash dividends declared ($
1.77

and $
1.62

per share)
(1,026.7)
(966.6)
Ending balance
20,080.9
18,991.9
Common stock in treasury:
Beginning balance
(168.0)
(8,410.0)
(155.7)
(7,278.1)
Shares purchased, including $
12.1

million of excise tax
(18.8)
(1,313.5)
(12.1)
(901.3)
Stock compensation plans
1.1
46.1
3.4
155.9
Ending balance
(185.7)
(9,677.4)
(164.4)
(8,023.5)
Accumulated other comprehensive loss:
Beginning balance
(2,276.9)
(1,970.5)
Other comprehensive loss
(25.1)
(107.5)
Ending balance
(2,302.0)
(2,078.0)
Noncontrolling interests:
Beginning balance
250.4
245.6
Comprehensive income
14.0
5.0
Distributions to noncontrolling interest holders
(12.0)
(4.8)
Change in ownership interest
0.7
-
Divestiture
-
5.1
Ending balance
253.1
250.9
Total equity,

ending balance
$
9,631.9
$
10,372.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
1,282.6
$
1,431.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
265.8
273.9
After-tax earnings from joint ventures
(47.7)
(45.2)
Distributions of earnings from joint ventures
23.5
26.5
Stock-based compensation
58.5
57.6
Deferred income taxes
(58.7)
(48.1)
Pension and other postretirement benefit plan contributions
(12.5)
(12.7)
Pension and other postretirement benefit plan costs
(13.5)
(13.5)
Divestitures gain, net
-
(430.9)
Restructuring, impairment, and other exit costs
123.1
(13.7)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(166.1)
(64.4)
Other, net
40.8
39.6
Net cash provided by operating activities
1,495.8
1,200.7
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(293.9)
(226.7)
Acquisition, net of cash acquired
(25.5)
(251.5)
Proceeds from divestitures, net of cash divested
-
610.7
Investments in affiliates, net
(1.5)
(1.4)
Proceeds from disposal of land, buildings, and equipment
0.1
0.5
Other, net
4.6
(6.5)
Net cash (used) provided by investing activities
(316.2)
125.1
Cash Flows - Financing Activities
Change in notes payable
766.9
353.4
Issuance of long-term debt
500.0
500.0
Payment of long-term debt
(400.0)
(600.0)
Proceeds from common stock issued on exercised options
5.7
118.5
Purchases of common stock for treasury
(1,301.4)
(901.3)
Dividends paid
(691.0)
(647.9)
Distributions to noncontrolling interest holders
(12.0)
(4.8)
Other, net
(41.8)
(48.4)
Net cash used by financing activities
(1,173.6)
(1,230.5)
Effect of exchange rate changes on cash and cash equivalents
2.3
(20.6)
Increase in cash and cash equivalents
8.3
74.7
Cash and cash equivalents - beginning of year
585.5
569.4
Cash and cash equivalents - end of period $
593.8
$
644.1
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(69.2)
$
(200.8)
Inventories
13.8
(278.5)
Prepaid expenses and other current assets
209.0
62.9
Accounts payable
(329.1)
112.5
Other current liabilities
9.4
239.5
Changes in current assets and liabilities $
(166.1)
$
(64.4)
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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring and impairment charges were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Goodwill impairment $
117.1
$
-
$
117.1
$
-
Commercial strategy action
5.1
-
5.1
-
Charges associated with restructuring actions

previously announced
9.7
11.6
19.5
13.9
Total

$
131.9
$
11.6
$
141.7
$
13.9
In the second

quarter of fiscal

2024, we recorded

a $
117.1

million non-cash goodwill

impairment charge

related to our Latin

America
reporting unit.

Please see Note 4 for additional information.

In

the

second

quarter

of

fiscal

2024,

we

approved

a

restructuring

action

to

enhance

the

go-to-market

commercial

strategy

and
associated

organizational

structure

of

our

Pet

segment.

We

expect

to

incur

approximately

$
22

million

of

restructuring

charges

and
project-related expenses

related to

this action,

of which

approximately $
4

million will

be cash.

These charges

are expected

to consist
of

approximately

$
16

million

of

accelerated

depreciation

and

$
6

million

of

other

costs,

including

severance.

We

recognized

$
2.4
million of

accelerated depreciation

and $
2.7

million of other

costs, including

severance, in the

six-month period

ended November 26,
2023. We expect

this action to be completed by the end of fiscal 2026.

In

the

second

quarter

of

fiscal

2024,

we

increased

the

estimate

of

restructuring

charges

that

we

expect

to

incur

related

to

our
previously announced

actions in the

International segment

to drive efficiencies

in manufacturing

and logistics operations.

As a result,
we

expect

to

incur

an

additional

$
11

million

of

restructuring

charges,

primarily

related

to

$
4

million

of

fixed

asset

impairments
recorded in the second quarter of fiscal 2024 and $
4

million of accelerated depreciation. We

expect to incur approximately $
36

million
of

restructuring

charges

and

project-related

costs,

of

which

approximately

$
18

million

will

be

cash.

These

charges

are

expected

to
consist of

approximately $
12

million of

severance and

$
24

million of

other costs,

primarily asset

write-offs. We

expect these

actions
to be completed by the end of fiscal 2025.
We recorded

$
9.7

million of restructuring charges in the second

quarter of fiscal 2024 and $
19.5

million of restructuring charges in the
six-month

period

ended

November

26,

2023,

related

to

restructuring

actions

previously

announced.

We

recorded

$
11.6

million

of
restructuring

charges

in

the

second

quarter

of

fiscal

2023

and

$
13.9

million

of

restructuring

charges

in

the

six-month

period

ended
November

27,

2022,

related

to

restructuring

actions

previously

announced.

We

expect

these

actions

to

be

completed

by

the

end

of
fiscal 2025.
We

paid

net

$
18.6

million

of cash

in

the

six-month

period ended

November

26,

2023,

related

to

restructuring

actions.

We

paid

net
$
27.6

million of cash in the same period of fiscal 2023.
Restructuring and impairment charges and project-related

costs are recorded in our Consolidated Statements of Earnings as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Restructuring, impairment, and other exit costs $
123.6
$
11.1
$
124.8
$
12.7
Cost of sales
8.3
0.5
16.9
1.2
Total restructuring

and impairment charges
$
131.9
$
11.6
$
141.7
$
13.9
Project-related costs classified in cost of sales $
0.3
$
-
$
1.1
$
-
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions Total
Reserve balance as of May 28, 2023 $
47.7
Fiscal 2024 charges, including foreign currency translation
1.7
Utilized in fiscal 2024
(16.3)
Reserve balance as of Nov. 26, 2023 $
33.1
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

In Millions Nov. 26, 2023 May 28, 2023
Goodwill $
14,441.8
$
14,511.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,717.2
6,712.4
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
387.0
386.3
Less accumulated amortization
(140.9)
(131.1)
Intangible assets subject to amortization, net
246.1
255.2
Other intangible assets
6,963.3
6,967.6
Total $
21,405.1
$
21,478.8
Based

on

the carrying

value

of

finite-lived

intangible

assets as

of

November

26,

2023,

annual

amortization

expense

for

each of

the
next five fiscal years is estimated to be approximately $
20

million.
The changes in the carrying amount of goodwill during the six-month period ended November 26, 2023, were as follows:

In Millions
North America
Retail Pet
North America
Foodservice International
Corporate and
Joint Ventures Total
Balance as of May 28, 2023 $
6,542.4
$
6,062.8
$
805.6
$
708.4
$
392.0
$
14,511.2
Acquisition
-
-
-
-
26.9
26.9
Impairment charge
-
-
-
(117.1)
-
(117.1)
Other activity, primarily

foreign currency translation
(0.2)
-
(0.1)
13.3
7.8
20.8
Balance as of Nov. 26, 2023 $
6,542.2
$
6,062.8
$
805.5
$
604.6
$
426.7
$
14,441.8
The changes in the carrying amount of other intangible assets during the six-month period ended November 26, 2023, were as follows:

In Millions Total
Balance as of May 28, 2023 $
6,967.6
Amortization, net of foreign currency translation
(4.3)
Balance as of Nov. 26, 2023 $
6,963.3
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal 2024. As a

result of lower future profitability

projections for our Latin

America reporting unit, we

determined that the fair

value
of the reporting unit was

less than its book value and

recorded a $
117.1

million non-cash goodwill impairment

charge in restructuring,
impairment,

and

other

exit

costs

in

our

Consolidated

Statements

of

Earnings.

Our

estimates

of

fair

value

for

goodwill

impairment
testing were determined based on a discounted cash flow model and the fair value is a Level 3 asset in the fair value hierarchy.
All other intangible

asset fair values

were substantially

in excess of

the carrying

values, except for

the
True Chews

and
Uncle Toby’s
brand intangible

assets. In

addition, while

having significant

coverage as

of our

fiscal 2024

assessment date,

the
Progresso , Nudges ,
Top

Chews
,

and
EPIC

brand

intangible

assets

had

risk

of

decreasing

coverage.

We

will

continue

to

monitor

these

businesses

for
potential impairment.

(5) Inventories
The components of inventories were as follows:

In Millions Nov. 26, 2023 May 28, 2023
Finished goods $
2,053.1
$
2,066.9
Raw materials and packaging
528.0
572.2
Grain
138.5
133.8
Excess of FIFO over LIFO cost
(553.6)
(600.9)
Total $
2,166.0
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

Unallocated corporate items for the quarters and six-month periods ended

November 26, 2023, and November 27, 2022, included:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Net loss on mark-to-market valuation of certain

commodity positions
$
(38.2)
$
(20.9)
$
(9.8)
$
(93.2)
Net loss (gain) on commodity positions reclassified from

unallocated corporate items to segment operating profit
14.6
(20.5)
17.8
(63.5)
Net mark-to-market revaluation of certain grain inventories
(1.5)
16.3
11.8
(43.1)
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(25.1)
$
(25.1)
$
19.8
$
(199.8)

As of

November

26,

2023,

the net

notional

value

of

commodity

derivatives

was

$
420.8

million,

of

which

$
162.5

million

related

to
energy inputs and $
258.3

million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the
next
12

months.
We also

have net investments in foreign

subsidiaries that are denominated

in euros. As of November 26,

2023, we hedged a portion

of
these investments with €
2,960.0

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

2023,

$
1,388.2

million

of

our

total

accounts

payable

were

payable

to

suppliers

who

utilize

these
third-party services.

As of

May 28,

2023, $
1,430.1

million of

our total

accounts payable

were payable

to suppliers

who utilize

these
third-party services.

(7) Debt
The components of notes payable were as follows:

In Millions Nov. 26, 2023 May 28, 2023
U.S. commercial paper $
730.7
$
-
Financial institutions
68.5
31.7
Total $
799.2
$
31.7
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of November 26, 2023:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
0.1
Total committed

and uncommitted credit facilities
$
3.3
$
0.1
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of November 26, 2023.
Long-Term

Debt

The fair values

and carrying

amounts of long-term

debt, including

the current portion,

were $
10,920.3

million and $
11,851.5

million,
respectively,

as of

November 26,

2023. The

fair value

of long-term

debt was

estimated using

market quotations

and discounted

cash
flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In the second

quarter of fiscal 2024,

we issued €
250.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds
to repay €
250.0

million of floating-rate notes due
November 10, 2023
.

In the

second quarter

of fiscal

2024, we

issued $
500.0

million of
5.5

percent fixed-rate

notes due
October 17, 2028
. We

used the

net
proceeds to repay $
400.0

million of floating-rate notes due
October 17, 2023
, and for general corporate purposes.

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

In the

second quarter

of fiscal

2023, we

issued €
250.0

million of

floating-rate notes

due
May 16, 2023
. We

used the

net proceeds

to
repay €
250.0

million of
0.0

percent fixed-rate notes due
November 11, 2022
.
In the

second quarter

of fiscal

2023,

we repaid

$
500.0

million of
2.6

percent fixed-rate

notes due
October 12, 2022
, using

proceeds
from the issuance of commercial paper.
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of November 26, 2023, we were in compliance with all of
these covenants.

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
Our noncontrolling interests contain restrictive covenants. As of November 26, 2023, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

Quarter Ended Quarter Ended
Nov. 26, 2023 Nov. 27, 2022
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
595.5
$
6.8
$
605.9
$
2.4
Other comprehensive (loss) income:
Foreign currency translation $
(32.4)
$
9.8
(22.6)
0.3
$
(144.7)
$
29.1
(115.6)
0.6
Other fair value changes:
Hedge derivatives
2.5
(0.6)
1.9
-
26.8
(6.0)
20.8
-
Reclassification to earnings:
Hedge derivatives (a)
(3.4)
1.0
(2.4)
-
1.8
(0.8)
1.0
-
Amortization of losses and

prior service costs (b)
11.5
(2.3)
9.2
-
18.3
(4.1)
14.2
-
Other comprehensive (loss) income $
(21.8)
$
7.9
(13.9)
0.3
$
(97.8)
$
18.2
(79.6)
0.6
Total comprehensive income $
581.6
$
7.1
$
526.3
$
3.0
(a)

(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Six-Month Period Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022
General Mills
Noncontrolling
Interests General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
1,269.0
$
13.6
$
1,425.9
$
5.7
Other comprehensive (loss) income:
Foreign currency translation $
(54.4)
$
13.6
(40.8)
0.4
$
(86.7)
$
(23.8)
(110.5)
(0.7)
Other fair value changes:
Hedge derivatives
(0.2)
(0.2)
(0.4)
-
(23.0)
5.5
(17.5)
-
Reclassification to earnings:
Foreign currency translation (a)
-
-
-
-
(7.4)
-
(7.4)
-
Hedge derivatives (b)
(4.7)
2.5
(2.2)
-
(0.1)
(0.3)
(0.4)
-
Amortization of losses and

prior service costs (c)
23.0
(4.7)
18.3
-
36.5
(8.2)
28.3
-
Other comprehensive (loss) income $
(36.3)
$
11.2
(25.1)
0.4
$
(80.7)
$
(26.8)
(107.5)
(0.7)
Total comprehensive income $
1,243.9
$
14.0
$
1,318.4
$
5.0
(a)

Gain reclassified from AOCI into earnings is reported in the divestitures gain, net

(b)

Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Nov. 26, 2023 May 28, 2023
Foreign currency translation adjustments $
(749.4)
$
(708.6)
Unrealized gain from hedge derivatives
3.3
5.9
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,642.8)
(1,670.6)
Prior service credits
86.9
96.4
Accumulated other comprehensive loss $
(2,302.0)
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

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Compensation expense related to stock-based payments $
23.1
$
24.1
$
58.5
$
57.6
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Windfall tax benefits from stock-based payments $
0.5
$
5.6
$
8.9
$
18.4
As

of

November

26,

2023,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
149.8

million. This expense will be recognized over
23

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022
Net cash proceeds $
5.7
$
118.5
Intrinsic value of options exercised $
2.3
$
55.7
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
Nov. 26, 2023 Nov. 27, 2022
Estimated fair values of stock options granted

$
17.47
$
14.16
Assumptions:
Risk-free interest rate
4.0
%
3.3
%
Expected term
8.5
years
8.5
years
Expected volatility
21.4
%
20.9
%
Dividend yield
2.8
%
3.1
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022
Total grant date fair

value
$
87.4
$
102.6

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended Six-Month Period Ended
In Millions, Except per Share Data Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Net earnings attributable to General Mills $
595.5
$
605.9
$
1,269.0
$
1,425.9
Average number

of common shares - basic EPS
580.1
595.9
583.2
598.0
Incremental share effect from: (a)
Stock options
1.4
3.7
2.1
3.6
Restricted stock units and performance share units
1.9
2.4
2.1
2.4
Average number

of common shares - diluted EPS
583.4
602.0
587.4
604.0
Earnings per share – basic $
1.03
$
1.01
$
2.18
$
2.38
Earnings per share – diluted $
1.02
$
1.01
$
2.16
$
2.36
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method.

Stock

options,

restricted

stock

units,

and

performance

share units

excluded

from

our

computation

of

diluted

EPS

because

they
were not dilutive were as follows
:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Anti-dilutive stock options, restricted stock units, and

performance share units

4.5
1.0
2.4
1.0

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Shares of common stock
12.4
5.2
18.8
12.1
Aggregate purchase price $
808.8
$
400.5
$
1,313.5
$
901.3

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022
Net cash interest payments $
212.2
$
154.3
Net income tax payments $
207.0
$
365.4

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Nov. 26,
2023
Nov. 27,
2022
Nov. 26,
2023
Nov. 27,
2022
Nov. 26,
2023
Nov. 27,
2022
Service cost $
14.4
$
17.5
$
1.2
$
1.2
$
1.9
$
2.1
Interest cost
74.1
64.6
5.4
4.5
1.0
0.8
Expected return on plan assets
(106.0)
(105.0)
(8.7)
(7.8)
-
-
Amortization of losses (gains)
21.5
28.4
(5.1)
(4.8)
(0.1)
-
Amortization of prior service costs (credits)
0.5
0.3
(5.5)
(5.7)
0.2
0.1
Other adjustments
-
-
-
-
2.6
2.9
Curtailment gain
(3.4)
-
-
-
-
-
Net expense (income) $
1.1
$
5.8
$
(12.7)
$
(12.6)
$
5.6
$
5.9
Defined Benefit

Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Six-Month
Period Ended
Six-Month
Period Ended
Six-Month
Period Ended
In Millions
Nov. 26,
2023
Nov. 27,
2022
Nov. 26,
2023
Nov. 27,
2022
Nov. 26,
2023
Nov. 27,
2022
Service cost $
28.6
$
35.1
$
2.4
$
2.6
$
3.7
$
4.2
Interest cost
148.3
129.2
10.7
9.0
2.0
1.6
Expected return on plan assets
(208.9)
(210.0)
(17.4)
(15.6)
-
-
Amortization of losses (gains)
43.0
56.7
(10.2)
(9.7)
(0.1)
0.1
Amortization of prior service costs (credits)
0.9
0.7
(10.9)
(11.5)
0.3
0.2
Other adjustments
-
-
-
-
5.2
5.9
Curtailment gain
(3.4)
-
-
-
-
-
Net expense (income) $
8.5
$
11.7
$
(25.4)
$
(25.2)
$
11.1
$
12.0

(15) Income Taxes
During the second quarter of fiscal 2024, we received a notice of proposed adjustment from the Internal Revenue Service associated
with a capital loss from fiscal 2019. We

believe that we have meritorious defenses against this assessment and will vigorously defend
our position. We

do not expect the resolution of the proposed adjustment to have a material impact on our financial position or
liquidity.
During

the

first

quarter

of

fiscal

2023,

the

Inflation

Reduction

Act

(IRA)

was

signed

into

law.

The

IRA

introduces

a

Corporate
Alternative Minimum Tax

beginning in our fiscal 2024

and an excise tax on the

repurchase of corporate

stock starting after January

1,
2023.

The

IRA

does

not

have

a

material

impact

on

our

financial

results,

including

our

annual

estimated

effective

tax

rates

and
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
Our

International

operating

segment

consists

of

retail

and

foodservice

businesses

outside

of

the

United

States

and

Canada.

Our
product categories include super-premium

ice cream and frozen desserts, meal kits, salty snacks,

snack bars, dessert and baking mixes,
shelf

stable

vegetables,

and

pet

food

products.

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

Our operating segment results were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Net sales:
North America Retail $
3,305.0
$
3,373.1
$
6,378.0
$
6,361.9
International
683.1
671.7
1,398.9
1,324.2
Pet
569.3
592.9
1,149.2
1,172.8
North America Foodservice
582.0
583.0
1,118.0
1,079.4
Total $
5,139.4
$
5,220.7
$
10,044.1
$
9,938.3
Operating profit:
North America Retail $
859.9
$
837.1
$
1,658.1
$
1,614.9
International
34.6
17.8
84.6
52.6
Pet
102.5
86.6
213.7
209.7
North America Foodservice
95.5
81.5
154.6
135.1
Total segment operating

profit
$
1,092.5
$
1,023.0
$
2,111.0
$
2,012.3
Unallocated corporate items
157.1
212.1
244.4
545.1
Divestitures gain, net
-
-
-
(430.9)
Restructuring, impairment, and other exit costs
123.6
11.1
124.8
12.7
Operating profit $
811.8
$
799.8
$
1,741.8
$
1,885.4

Net sales for our North America Retail operating units were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
U.S. Meals & Baking Solutions $
1,343.3
$
1,321.7
$
2,285.2
$
2,270.9
U.S. Snacks
836.3
892.9
1,790.8
1,780.1
U.S. Morning Foods
856.9
908.5
1,784.7
1,812.5
Canada
268.5
250.0
517.3
498.4
Total $
3,305.0
$
3,373.1
$
6,378.0
$
6,361.9

Net sales by class of similar products were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
Snacks $
1,037.3
$
1,102.8
$
2,174.0
$
2,171.2
Cereal
776.9
810.9
1,594.8
1,625.6
Convenient meals
785.1
786.4
1,450.6
1,465.6
Dough
775.1
745.6
1,310.0
1,210.4
Pet
572.3
593.7
1,152.2
1,174.5
Baking mixes and ingredients
562.3
563.7
1,028.8
1,037.2
Yogurt
364.9
357.5
733.3
703.5
Super-premium ice cream
168.3
164.9
392.3
348.4
Other
97.2
95.2
208.1
201.9
Total $
5,139.4
$
5,220.7
$
10,044.1
$
9,938.3

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

“Glossary” section below.
We

expect the largest

factors impacting our performance

in fiscal 2024

will be the economic

health of consumers, the

moderating rate
of

input

cost

inflation,

and

the

increasing

stability

of

the

supply

chain

environment.

We

anticipate

input

cost

inflation

of
approximately

5

percent

in

fiscal

2024

and

expect

to

generate

higher

levels

of

Holistic

Margin

Management

(HMM)

cost

savings
compared to fiscal 2023.
CONSOLIDATED

RESULTS

OF OPERATIONS
Second Quarter Results
In

the

second

quarter

of

fiscal

2024,

net

sales

and

organic

net

sales

decreased

2

percent

compared

to

the

same

period

last

year.
Operating

profit

increased 2

percent

to $812

million,

primarily

driven

by favorable

net price

realization

and

mix

and lower

selling,
general and

administrative (SG&A)

expenses,

including a

decrease in

certain compensation

and benefits

expenses,

partially offset

by
goodwill

impairment

and

restructuring

charges,

a

decrease

in

contributions

from

volume

growth,

and

higher

input

costs.

Operating
profit margin

of 15.8 percent

increased 50

basis points. Adjusted

operating profit

of $989 million

increased 13

percent on a

constant-
currency basis, primarily

driven by favorable

net price realization

and mix and

lower SG&A expenses,

including a decrease

in certain
compensation

and

benefits

expenses,

partially

offset

by

a

decrease

in

contributions

from

volume

growth

and

higher

input

costs.
Adjusted operating profit margin

increased 240 basis points to

19.3 percent. Diluted earnings

per share of $1.02 increased

1 percent in
the

second

quarter

of

fiscal

2024.

Adjusted

diluted

earnings

per

share

of

$1.25

increased

14

percent

on

a

constant-currency

basis
compared to the

second quarter of fiscal

2023. See the “Non-GAAP

Measures” section below

for a description of

our use of measures
not defined by GAAP.
A summary of our consolidated financial results for the second quarter of fiscal 2024 follows:

Quarter Ended Nov. 26, 2023
In millions,
except per share
Quarter Ended
Nov. 26, 2023 vs.
Nov. 27, 2022
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 5,139.4 (2) %
Operating profit 811.8 2% 15.8%
Net earnings attributable to General Mills 595.5 (2) %
Diluted earnings per share $ 1.02 1%
Organic net sales growth rate (a) (2) %
Adjusted operating profit (a) 989.4 12% 19.3% 13%
Adjusted diluted earnings per share (a) $ 1.25 14% 14%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by

GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Nov. 26, 2023
Nov. 26, 2023 vs.

Nov. 27, 2022 Nov. 27, 2022
Net sales (in millions) $ 5,139.4 (2)% $ 5,220.7
Contributions from volume growth (a) (4) pts
Net price realization and mix 3 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales in the

second quarter of

fiscal 2024 decreased

2 percent compared

to the same period

in fiscal 2023,

driven by a decrease

in
contributions from volume growth, partially offset by

favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 26, 2023 vs.
Quarter Ended Nov. 27, 2022
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix 3 pts
Organic net sales growth (2) pts
Foreign currency exchange Flat
Acquisition and divestitures Flat
Net sales growth (2) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net sales

decreased

2 percent

in

the second

quarter of

fiscal

2024

compared

to the

same

period in

fiscal

2023,

driven

by a
decrease in contributions from organic volume growth,

partially offset by favorable organic net price realization

and mix.
Cost

of

sales
decreased

$142 million

to

$3,374

million

in

the

second

quarter

of

fiscal

2024

compared

to

the

same

period

in

fiscal
2023.

The

decrease

was

primarily

driven

by

a

$153 million

decline

attributable

to

lower

volume,

partially

offset

by

a

$6

million
increase

attributable

to

product

rate

and

mix.

We

recorded

a

$25 million

net

increase

in cost

of

sales related

to

the

mark-to-market
valuation

of

certain

commodity

positions

and

grain

inventories

in

second

quarter

of

fiscal

2024,

compared

to

a

$25 million

net
increase

in

the

second

quarter

of

fiscal

2023.

We

also

recorded

$8

million

of

restructuring

charges

in

cost

of

sales

in

the

second
quarter of

fiscal 2024

(please refer

to Note

3 to

the Consolidated

Financial Statements

in Part

I, Item

1 of

this report).

In the

second
quarter of

fiscal 2023,

we recorded

a $3

million charge

related to

a voluntary

recall on

certain international
Häagen-Dazs

ice cream
products.
SG&A

expenses
decreased

$64 million

to $830 million

in the

second

quarter

of fiscal

2024,

compared

to the

same period

in fiscal
2023,

primarily driven

by a

decrease in

certain compensation

and benefits

expenses

and net

favorable corporate

investment activity.
SG&A expenses as a percent of net sales in the second

quarter of fiscal 2024 decreased 90 basis points compared

to the second quarter
of fiscal 2023.
Restructuring, impairment,

and other exit

costs
totaled $124 million

in the second

quarter of fiscal

2024, compared to

$11 million
in the

same period

last year.

In the

second quarter

of fiscal

2024, we

recorded a

$117

million non-cash

goodwill impairment

charge
related to our Latin America

reporting unit.

In the second quarter of fiscal

2024, we approved a restructuring

action to enhance the go-
to-market commercial strategy

and related organizational

structure of our Pet

segment, and as a

result, recorded $4 million

of charges.
In

addition,

we

also

recorded

$2

million

of

charges

in

the

second

quarter

of

fiscal

2024

related

to

actions

previously

announced
compared to $11

million in the same

period last year

(please refer to Note

3 to the Consolidated

Financial Statements in

Part I, Item 1
of this report).
Benefit plan non-service income
totaled $20 million in the second quarter

of fiscal 2024, compared to $22

million in the same period
last year,

primarily reflecting

an increase

in interest

costs, partially

offset by

lower amortization

of losses

and higher

expected return
on plan assets.
Interest,

net
for

the

second

quarter

of

fiscal

2024

totaled

$118 million,

up

$26 million

from

the

second

quarter

of

fiscal

2023,
primarily driven by higher interest rates and higher average long-term debt levels.
The effective tax rate

for the second quarter

of fiscal 2024 was 19.0

percent compared to 20.2

percent for the second

quarter of fiscal
2023.

The

1.2

percentage

point

decrease

was

primarily

due

to

favorable

changes

in

earnings

mix

by

jurisdiction

and

certain
nonrecurring

discrete

tax

benefits

in

the

second

quarter

of

fiscal

2024.

Our

effective

tax

rate

excluding

certain

items

affecting
comparability

was 20.8

percent in

the second

quarter of

fiscal 2024,

compared to

21.1 percent

in the

same period

last year

(see the
“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.3

percentage

point
decrease was primarily due to favorable earnings mix by jurisdiction in the second quarter of fiscal 2024.

After-tax earnings from joint

ventures

for the second quarter of fiscal 2024
decreased to $24 million compared to

$25 million in the
same period in fiscal 2023,

primarily driven by foreign currency exchange and higher input costs at Cereal Partners

Worldwide (CPW)
and Häagen-Dazs

Japan, Inc. (HDJ),

partially offset

by higher net

sales driven by

favorable net price

realization and mix

at CPW and
HDJ. On a constant-currency

basis, after-tax earnings

from joint ventures increased

5 percent (see the “Non-GAAP

Measures” section
below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 26, 2023 vs.
Quarter Ended Nov. 27, 2022 CPW HDJ Total
Contributions from volume growth (a) (6) pts (1) pt
Net price realization and mix 17 pts 6 pts
Net sales growth in constant currency 11 pts 6 pts 10 pts
Foreign currency exchange (2) pts (3) pts (2) pts
Net sales growth 10 pts 2 pts 8 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted shares

outstanding
decreased by

19 million

in the

second quarter

of fiscal

2024 from

the same

period a

year ago
primarily due to share repurchases.
Six-Month Results
In the

six-month period

ended November

26, 2023,

net sales

and organic

net sales

increased 1

percent compared

to the

same period
last year.

Operating profit

decreased 8 percent

to $1,742 million,

primarily driven

by a net

gain on

divestitures in fiscal

2023, higher
input

costs, goodwill

impairment

and restructuring

charges,

and

a decrease

in contributions

from volume

growth,

partially offset

by
favorable

net price

realization

and

mix and

a favorable

change

to the

mark-to-market

valuation

of certain

commodity positions

and
grain

inventories.

Operating

profit

margin

of

17.3

percent

decreased

170

basis

points.

Adjusted

operating

profit

of

$1,888

million
increased 7 percent on

a constant-currency basis, primarily

driven by favorable net price

realization and mix, partially offset

by higher
input

costs,

a

decrease

in

contributions

from

volume

growth

and

an

increase

in

certain

SG&A

expenses.

Adjusted

operating

profit
margin

increased

110

basis points

to

18.8 percent

.

Diluted earnings

per

share of

$2.16 decreased

8 percent

in

the six-month

period
ended

November

26,

2023,

and

adjusted

diluted

earnings

per

share

of

$2.34

increased

6

percent

on

a

constant-currency

basis
compared

to

the

same

period last

year

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of our

use

of measures

not
defined by GAAP).
A summary of our consolidated financial results for the six-month period ended November 26, 2023, follows:
Six-Month Period Ended Nov.

26, 2023
In millions,
except per share
Six-Month Period
Ended Nov. 26,
2023 vs. Nov. 27,
2022
Percent of Net
Sales
Constant-
Currency

Growth (a)
Net sales

$ 10,044.1 1%
Operating profit 1,741.8 (8) % 17.3%
Net earnings attributable to General Mills 1,269.0 (11) %
Diluted earnings per share $ 2.16 (8) %
Organic net sales growth rate (a) 1%
Adjusted operating profit (a) 1,888.4 7% 18.8% 7%
Adjusted diluted earnings per share (a) $ 2.34 6% 6%
(a)

See the "Non-GAAP Measures" section below for our use of measures not defined by GAAP.

Consolidated net sales

were as follows:
Six-Month Period Ended
Nov. 26, 2023
Nov. 26, 2023 vs.
Nov. 27, 2022 Nov. 27, 2022
Net sales (in millions) $ 10,044.1 1% $ 9,938.3
Contributions from volume growth (a) (3) pts
Net price realization and mix 4 pts
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
The 1

percent increase

in net

sales for

the six-month

period ended

November 26,

2023, was

driven

by favorable

net price

realization
and mix, partially offset by a decrease in contributions

from volume growth.
Components of organic net sales growth are shown in the following table:
Six-Month Period Ended Nov.

26, 2023 vs.
Six-Month Period Ended Nov.

27, 2022
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 5 pts
Organic net sales growth 1 pt
Foreign currency exchange Flat
Acquisition and divestitures Flat
Net sales growth 1 pt
Note: Table may not foot due to rounding
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

increased

1

percent

in

the

six-month

period

ended

November

26,

2023,

driven

by

favorable

organic

net

price
realization and mix, partially offset by a decrease in

contributions from organic volume growth.

Cost

of

sales

decreased

$278 million

to

$6,508

million

in

the

six-month

period

ended

November

26,

2023,

compared

to

the

same
period

in

fiscal

2023.

The

decrease

was

primarily

driven

by

a

$207

million

decline

due

to

lower

volume,

partially

offset

by

a
$156 million increase attributable

to product rate and mix.

We recorded

a $20 million net decrease in

cost of sales related to

the mark-
to-market

valuation

of

certain

commodity

positions

and

grain

inventories

in

the

six-month

period

ended

November

26,

2023,
compared to a

$200 million net increase

in the six-month

period ended November

27, 2022. In the

six-month period ended

November
27, 2022,

we recorded

a $24 million

charge related

to a voluntary

recall on

certain international
Häagen-Dazs

ice cream

products. In
addition,

we

recorded

$17

million

of

restructuring

charges

and

$1

million

of

restructuring

initiative

project-related

costs in

cost

of
sales in the

six-month period

ended November

26, 2023,

compared to $1

million of restructuring

charges in

the same period

last year
(please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of

this report).
SG&A expenses
decreased $16

million to

$1,670 million in

the six-month

period ended

November 26,

2023, compared

to the

same
period in fiscal

2023, primarily driven

by net favorable

corporate investment activity,

partially offset

by higher media

and advertising
expenses.

SG&A expenses as

a percent

of net sales

decreased 40

basis points compared

to the six-month

period ended November

26,
2023, compared to the same period of fiscal 2023.

Divestitures

gain,

net

totaled

$431

million

in

the

six-month

period

ended

November

27,

2022,

primarily

related

to the

sale of

our
Helper main meals

and Suddenly Salad

side dishes business (please

refer to Note 2

to the Consolidated Financial

Statements in Part

I,
Item 1 of this report).

Restructuring, impairment,

and other exit

costs

totaled $125 million

in the six-month period

ended November 26,

2023, compared
to $13 million in the same period

last year. In

fiscal 2024, we recorded a $117

million non-cash goodwill impairment

charge related to
our

Latin

America

reporting

unit.

In

fiscal

2024,

we

approved

a

restructuring

action

to

enhance

the

go-to-market

and

associated
organization structure of

our Pet segment,

and as a result,

we recorded $4 million

of charges in the

six-month period ended

November
26,

2023. In

addition,

we recorded

$3

million of

charges

related to

related

to actions

previously

announced

in the

six-month period
ended

November

26,

2023,

compared

to

$13

million

in

the

same

period

of

fiscal

2023

(please

refer

to

Note

3

to

the

Consolidated
Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service

income

totaled $37 million

in the six-month

period ended November

26, 2023, compared

to $43 million

in
the same period last year, primarily reflecting

an increase in interest costs, partially offset by lower amortization of losses.
Interest, net

for the six-month

period ended November

26, 2023, increased

$56 million to $235 million

compared to the

same period
of fiscal 2023, primarily driven by higher interest rates and higher average long-term debt levels.
The
effective

tax rate

for

the six-month

period ended

November

26, 2023,

was 20.0

percent compared

to 20.8

percent in

the same
period

last

year.

The

0.8

percentage

point

decrease

was

primarily

due

to

unfavorable

tax

components

related

to

the

divestitures

in
fiscal 2023

and favorable

earnings mix

by jurisdiction

in fiscal

2024,

partially offset

by certain

nonrecurring

discrete tax

benefits in
fiscal

2023.

Our

effective

tax

rate

excluding

certain

items

affecting

comparability

was

21.0

percent

in

the

six-month

period

ended
November

26,

2023,

compared

to

20.4

percent

in

the

same

period

last

year

(see

the

“Non-GAAP

Measures”

section

below

for

a
description of

our use

of measures

not defined

by GAAP).

The 0.6

percentage point

increase is primarily

due to

certain nonrecurring
discrete tax benefits in fiscal 2023.
After-tax

earnings from

joint ventures

increased

to $48 million

for the

six-month period

ended November

26, 2023,

compared to
$45 million

in the

same period

in fiscal

2023,

primarily

due to

higher

net sales

driven by

favorable

net price

realization and

mix at
CPW

and

HDJ, partially

offset

by

higher

input

costs

at

CPW and

HDJ.

On

a

constant-currency

basis,

after-tax

earnings

from

joint
ventures increased

14 percent (see

the “Non-GAAP

Measures” section

below for

a description

of our use

of measures

not defined

by
GAAP). The components of our joint ventures’ net sales growth are shown in the following table:
Six-Month Period Ended Nov.

26, 2023 vs.
Six-Month Period Ended Nov.

27, 2022
CPW HDJ Total
Contributions from volume growth (a) (8) pts (3) pts
Net price realization and mix 18 pts 8 pts
Net sales growth in constant currency 10 pts 5 pts 9 pts
Foreign currency exchange Flat (4) pts (1) pt
Net sales growth 9 pts 1 pt 8 pts
Note: Table may not foot due to rounding
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding

decreased

by

17 million

in

the

six-month

period

ended

November

26,

2023,

from

the

same
period a year ago primarily due to share repurchases, partially offset by option exercises.
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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Net sales (in millions) $ 3,305.0 (2) % $ 3,373.1 6,378.0 Flat $ 6,361.9
Contributions from volume growth (a) (5) pts (5) pts
Net price realization and mix 4 pts 6 pts
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America

Retail net

sales decreased

2 percent

in the

second quarter

of fiscal

2024,

compared to

the same

period in

fiscal 2023,
driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.
North America Retail net sales in the six-month period ended November 26, 2023,

essentially matched the same period in fiscal 2023.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 26, 2023
Contributions from organic volume growth (a) (5) pts (5) pts
Organic net price realization and mix 4 pts 6 pts
Organic net sales growth (2) pts 1 pt
Foreign currency exchange Flat Flat
Divestiture (b) Flat (1) pt
Net sales growth (2) pts Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of our Helper main meals and Suddenly Salad side dishes businesses in fiscal 2023. Please see Note 2 to the

Consolidated Financial Statements in Part I, Item 1 of this report.
North America Retail organic

net sales decreased 2

percent in the second

quarter of fiscal 2024

,

compared to the same

period in fiscal
2023,

driven by a decrease in contributions

from organic volume growth,

partially offset by favorable

organic net price realization and
mix.
North America

Retail organic

net sales increased

1 percent in

the six-month

period ended November

26, 2023, compared

to the same
period

in fiscal

2023,

driven by

favorable

organic

net price

realization

and

mix, partially

offset

by a

decrease in

contributions

from
organic volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 26, 2023
Canada (a) 7% 4%
U.S. Meals & Baking Solutions 2% 1%
U.S. Snacks (6) % 1%
U.S. Morning Foods (6) % (2) %
Total (2) % Flat
(a)

On a constant-currency

basis, Canada net

sales increased 9 percent

in the second quarter

of fiscal 2024 and

increased 6 percent in
the six-month

period

ended November

26, 2023,

compared to

the same

periods in

fiscal 2023.

See the

"Non-GAAP Measures"
section below for our use of this measure not defined by GAAP.
Segment

operating

profit

increased

3

percent

to

$860 million

in

the

second

quarter

of

fiscal 2024

,

compared

to

$837 million

in

the
same period

in fiscal

2023, primarily

driven by

favorable net

price realization

and mix,

partially offset

by a decrease

in contributions
from

volume

growth,

higher

input

costs,

and

an

increase

in

SG&A

expenses.

Segment

operating

profit

increased

3

percent

on

a
constant-currency

basis

in

the

second

quarter

of

fiscal

2024,

compared

to

the

same

period

in

fiscal

2023

(see

the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

3

percent

to

$1,658 million

in

the

six-month

period

ended

November

26,

2023,

compared

to
$1,615 million

in

the

same

period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

a
decrease in contributions

from volume growth,

higher input costs,

and an increase

in SG&A expenses,

including increased media

and
advertising

expenses.

Segment

operating

profit

increased

3

percent

on

a

constant-currency

basis

in

the

six-month

period

ended
November

26,

2023,

compared to

the same

period

in fiscal

2023

(see the

“Non-GAAP Measures”

section below

for our

use of

this
measure not defined by GAAP).

International Segment Results
International net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Net sales (in millions) $ 683.1 2% $ 671.7 $ 1,398.9 6% $ 1,324.2
Contributions from volume growth (a) (4) pts (4) pts
Net price realization and mix 3 pts 8 pts
Foreign currency exchange 2 pts 2 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net sales increased 2 percent in the second quarter of fiscal 2024

,

compared to the same period in fiscal 2023 that
included the impact of the voluntary recall on certain international Häagen-Dazs ice cream products, driven by favorable net price
realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.
International net sales increased 6 percent in the six-month period ended November 26, 2023, compared to the same period in fiscal
2023 that included the impact of the voluntary recall on certain international Häagen-Dazs ice cream products, driven by favorable net
price realization and mix and favorable foreign currency exchange, partially offset by a decrease in contributions from volume growth.
The components of International organic net sales growth

are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 26, 2023
Contributions from organic volume growth (a) (4) pts (4) pts
Organic net price realization and mix 3 pts 8 pts
Organic net sales growth Flat 4 pts
Foreign currency exchange 2 pts 2 pts
Net sales growth 2 pts 6 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
International organic net

sales in the second quarter

of fiscal 2024 essentially

matched the same period

in fiscal 2023 that included

the
impact

of the

voluntary

recall on

certain

international
Häagen-Dazs

ice

cream products

as a

decrease

in

contributions from

organic
volume growth was offset by favorable organic

net price realization and mix.
International organic

net sales increased

4 percent in the

six-month period ended

November 26, 2023,

compared to the same

period in
fiscal

2023

that

included

the

impact

of

the

voluntary

recall

on

certain

international
Häagen-Dazs

ice

cream

products,

driven

by
favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Segment operating profit increased 94 percent

to $35 million in the second quarter of fiscal 2024,

compared to $18 million in the same
period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix

and

the

voluntary

recall

on

certain

international
Häagen-Dazs

ice cream products

in fiscal 2023,

partially offset

by higher input

costs. Segment operating

profit increased 100

percent
on a

constant-currency

basis in

the second

quarter of

fiscal 2024,

compared to

the same

period

in fiscal

2023

(see the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

61

percent

to

$85

million

in

the

six-month

period

ended

November

26,

2023,

compared

to
$53 million in

the same

period in

fiscal 2023,

primarily driven

by favorable

net price

realization and

mix and

the voluntary

recall on
certain international Häagen-Dazs

ice cream

products

in fiscal

2023,

partially offset

by higher

input costs.

Segment operating

profit
increased 68

percent on a

constant-currency basis in

the six-month period

ended November 26,

2023, compared

to the same period

in
fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

Pet Segment Results
Pet net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Net sales (in millions) $ 569.3 (4) % $ 592.9 $ 1,149.2 (2) % $ 1,172.8
Contributions from volume growth (a) (11) pts (8) pts
Net price realization and mix 7 pts 6 pts
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Pet net sales decreased 4 percent in the second

quarter of fiscal 2024,

compared to the same period in fiscal 2023,

driven by a decrease
in contributions from volume growth, partially offset by

favorable net price realization and mix.
Pet

net

sales

decreased

2

percent

in

the

six-month

period

ended

November

26,

2023,

compared

to

the

same

period

in

fiscal

2023,
driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.
The components of Pet organic net sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 26, 2023
Contributions from organic volume growth (a) (11) pts (8) pts
Organic net price realization and mix 7 pts 6 pts
Organic net sales growth (4) pts (2) pts
Foreign currency exchange Flat Flat
Net sales growth (4) pts (2) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Pet organic net

sales decreased 4 percent

in the second quarter

of fiscal 2024,

compared to the same

period in fiscal 2023,

driven by a
decrease in contributions from organic volume growth,

partially offset by favorable organic net price

realization and mix.
Pet organic

net sales

decreased

2 percent

in the

six-month period

ended November

26, 2023,

compared

to the

same period

in fiscal
2023,

driven by a decrease in contributions

from organic volume growth,

partially offset by favorable

organic net price realization and
mix.
Segment

operating

profit

increased 18

percent

to $102

million

in

the second

quarter

of fiscal

2024,

compared

to $87

million

in

the
same period

in fiscal

2023, primarily

driven by

favorable net

price realization

and mix,

partially offset

by a decrease

in contributions
from volume

growth and

an increase in

SG&A expenses.

Segment operating

profit increased

18 percent

on a

constant-currency basis
in the second quarter of fiscal 2024,

compared to the same period in fiscal 2023 (see the “Non-GAAP Measures” section below for our
use of this measure not defined by GAAP).
Segment

operating

profit

increased

2

percent

to

$214 million

in

the

six-month

period

ended

November

26,

2023,

compared

to
$210 million

in

the

same

period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

a
decrease

in

contributions

from

volume

growth,

higher

input

costs,

and

an

increase

in

SG&A

expenses.

Segment

operating

profit
increased 2

percent on

a constant-currency

basis in

the six-month

period ended

November 26,

2023, compared

to the

same period

in
fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Nov. 26,
2023
Nov. 26, 2023 vs
Nov. 27, 2022
Nov. 27,
2022
Net sales (in millions) $ 582.0 Flat $ 583.0 1,118.0 4% $ 1,079.4
Contributions from volume growth (a) (1) pt 3 pts
Net price realization and mix Flat 1 pt
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales in the second quarter of fiscal 2024 essentially matched the same period in fiscal 2023.
North

America Foodservice

net sales

increased

4 percent

in the

six-month period

ended November

26, 2023,

compared to

the same
period in fiscal 2023, driven by an increase in contributions from volume growth and favorable net price realization and mix.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 26, 2023
Contributions from organic volume growth (a) (1) pt 1 pt
Organic net price realization and mix 1 pt Flat
Organic net sales growth Flat 2 pts
Foreign currency exchange Flat Flat
Acquisition (b) Flat 2 pts
Net sales growth Flat 4 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of TNT Crust in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements

in Part I, Item 1 of this report.
North America Foodservice organic net sales in the second

quarter of fiscal 2024, essentially matched the same period in fiscal 2023.
North America Foodservice

organic net sales

increased 2 percent

in the six-month

period ended November

26, 2023, compared

to the
same period in fiscal 2023, driven by an increase in contributions from organic volume growth.
Segment operating profit increased 17 percent

to $96 million in the second quarter of fiscal 2024,

compared to $82 million in the same
period in

fiscal 2023,

primarily driven

by favorable

net price realization

and mix.

Segment operating

profit increased

17 percent on

a
constant-currency

basis

in

the

second

quarter

of

fiscal

2024,

compared

to

the

same

period

in

fiscal

2023

(see

the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

14

percent

to

$155

million

in

the

six-month

period

ended

November

26,

2023,

compared

to
$135 million in

the same

period in

fiscal 2023,

primarily driven

by favorable

net price

realization and

mix, partially

offset by

higher
input costs.

Segment operating

profit increased

14 percent

on a

constant-currency basis

in the

six-month period

ended November

26,
2023,

compared

to

the

same

period

in

fiscal

2023

(see

the

“Non-GAAP

Measures”

section

below

for

our

use

of

this

measure

not
defined by GAAP).

UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate expenses totaled $157 million

in the second quarter of fiscal 2024,

compared to $212 million in the same period
in fiscal

2023. In

the second

quarter of

fiscal 2024,

we recorded

a $25 million

net increase

in expense

related to

the mark-to-market
valuation of

certain commodity

positions and

grain inventories, compared

to a $25 million

net increase

in expense in

the same period
last year. We

recorded $20 million of net losses related to valuation

adjustments on certain corporate investments in the second quarter of

fiscal

2024,

compared

to

$36 million

of

net

losses

related

to

valuation

adjustments

and

the

loss

on

sale

of

certain

corporate
investments in the

second quarter of

fiscal 2023. We

recorded $8 million

of restructuring charges

in the second quarter

of fiscal 2024.
In

the second

quarter of

fiscal 2023,

we

recorded

a $3

million

charge

related

to a

voluntary

recall on

certain

international
Häagen-
Dazs

ice cream products. In addition, we recorded $3

million of integration costs primarily related to our acquisition of TNT Crust and
$2 million

of transaction

costs primarily

related to

the sale

of our

Helper main

meals and

Suddenly Salad

side dishes

business in

the
second quarter of fiscal 2023. Certain

compensation and benefits expenses decreased

in the second quarter of fiscal

2024, compared to
the same period last year.
Unallocated corporate

expenses totaled $244

million in the

six-month period

ended November

26, 2023, compared

to $545 million in
the

same

period

last

year.

We

recorded

a

$20

million

net

decrease

in

expense

related

to

the

mark-to-market

valuation

of

certain
commodity

positions

and

grain

inventories

in

the

six-month

period

ended

November

26,

2023,

compared

to

a

$200

million

net
increase in expense in the

same period last year.

We recorded

$22 million of net losses related

to valuation adjustments and the

sale of
corporate

investments in

the six-month

period ended

November 26,

2023, compared

to $62

million of

net losses

in the

same period
last year.

In the six-month period

ended November 27,

2022, we recorded

a $24 million charge

related to a voluntary

recall on certain
international Häagen-Dazs
ice

cream

products.

We

recorded

$17

million

of

restructuring

charges

and

$1

million

of

restructuring
initiative

project-related

costs

in

cost

of

sales

in

the

six-month

period

ended

November

26,

2023,

compared

to

$1

million

of
restructuring

charges

in cost

of sales

in the

same period

last year.

In addition,

we recorded

$4 million

of integration

costs primarily
related to our

acquisition of TNT

Crust and $2

million of

transaction costs primarily

related to the

sale of our

Helper main

meals and
Suddenly Salad

side dishes business

in the

six-month period

ended November

27, 2022. Certain

compensation and

benefits expenses
decreased in the six-month period ended November 26, 2023, compared to the same period last year.
LIQUIDITY

AND CAPITAL

RESOURCES
During the

six-month period

ended November

26, 2023,

cash provided by

operations was

$1,496 million compared

to $1,201 million
in the

same period

last year.

The $295

million increase

was mainly

driven by

a $282

million increase

in net

earnings, excluding

the
$431 million net divestitures gain in fiscal 2023.
Cash used by investing activities during the six-month

period ended November 26, 2023, was $316 million compared

to cash provided
by investing activities of $125 million

for the same period in fiscal

2023. During the first quarter

of fiscal 2023, we completed the

sale
of

the

Helper main

meals

and Suddenly

Salad side

dishes

business

for

$607

million

cash.

In

the

first

quarter

of

fiscal

2023,

we
acquired TNT

Crust for

$252 million

cash, net

of cash

acquired.

In addition,

we spent

$294 million

on purchases

of land,

buildings,
and equipment in the six months ended November 26, 2023, compared to $227 million in the same period last year.
Cash

used

by

financing

activities

during

the

six-month

period

ended

November

26,

2023,

was

$1,174

million

compared

to
$1,230 million

of cash

used by

financing

activities in

the same

period in

fiscal 2023.

We

paid

$691 million

of dividends

in the

six-
month period ended November 26, 2023, compared

to $648 million in the same period last year.

We paid $1,30

2

million for purchases
of

common

stock

for

treasury

in

the

six-month

period

ended

November

26,

2023,

compared

to

$901

million

in

the

same

period

in
fiscal 2023.

In addition,

we had

$867 million

of net

debt issuances

in the

six-month period

ended November

26, 2023,

compared to
$253 million of net debt issuances in the same period a year ago.

As of

November

26,

2023, we

had

$473 million

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
The following table details the fee-paid committed and uncommitted credit lines we had available as of November 26, 2023:

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
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
November 26, 2023, we were in compliance with all of these covenants.

We

have $1,321 million

of long-term debt

maturing in the

next 12 months

that is classified

as current, including

$500 million of

3.65
percent fixed-rate

notes due

February 15,

2024, and

€750 million

of floating-rate

notes due

November 8,

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
additional information.
Our

critical

accounting

estimates

are

those

that

have

meaningful

impact

on

the

reporting

of

our

financial

condition

and

results

of
operations.

These

estimates

include

our

accounting

for

revenue

recognition,

valuation

of

long-lived

assets,

intangible

assets,

stock-
based compensation,

income taxes,

and defined

benefit pension,

other postretirement

benefit, and

postemployment benefit

plans. The
assumptions and methodologies used in the determination of those estimates as of November 26, 2023, are the same as those described in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal 2024. As a

result of lower future profitability

projections for our Latin

America reporting unit, we

determined that the fair

value
of the

reporting unit

was less

than its

book value

and recorded

a $117

million non-cash

goodwill impairment

charge in

restructuring,
impairment,

and

other

exit

costs

in

our

Consolidated

Statements

of

Earnings.

Our

estimates

of

fair

value

for

goodwill

impairment
testing

were

determined

based

on

a

discounted

cash

flow

model

using

inputs

from

our

long-range

planning

process

to

determine
growth

rates

for

sales

and

profits.

Other

significant

assumptions

include

weighted

average

cost

of

capital

rates,

perpetuity

growth
assumptions, market comparables, and tax rates. The fair value is a Level 3 asset in the fair value hierarchy.
All other intangible

asset fair values

were substantially

in excess of

the carrying

values, except for

the
True Chews

and
Uncle Toby’s
brand intangible

assets. In

addition, while

having significant

coverage as

of our

fiscal 2024

assessment date,

the
Progresso , Nudges ,
Top

Chews
,

and
EPIC

brand

intangible

assets

had

risk

of

decreasing

coverage.

We

will

continue

to

monitor

these

businesses

for
potential impairment.
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting

Standards Board (FASB)

issued Accounting Standards Update

(ASU) 2023-07 requiring
enhanced segment disclosures.

The ASU requires

disclosure of significant

segment expenses regularly

provided to the

chief operating
decision

maker (CODM)

included

within

segment operating

profit or

loss.

Additionally,

the

ASU requires

a description

of how

the
CODM utilizes segment

operating profit or

loss to assess segment

performance. The requirements

of the ASU are

effective for annual
periods beginning after December 15,

2023, and interim periods within fiscal

years beginning after December 15, 2024.

For us, annual
reporting

requirements

will be

effective

for our

fiscal

2025 and

interim

reporting requirements

will be

effective

beginning

with

our
first quarter of fiscal 2026. Early adoption is permitted and retrospective application is required for all periods presented. We are in the
process of analyzing the impact of the ASU on our related disclosures.

In

December

2023,

the

FASB

issued

ASU

2023-09

requiring

enhanced

income

tax

disclosures.

The

ASU

requires

disclosure

of
specific

categories

and

disaggregation

of

information

in

the

rate

reconciliation

table.

The

ASU

also

requires

disclosure

of
disaggregated

information

related

to

income

taxes

paid,

income

or

loss

from

continuing

operations

before

income

tax

expense

or
benefit, and

income tax

expense or benefit

from continuing

operations. The

requirements of

the ASU are

effective for

annual periods
beginning after December 15, 2024,

which for us is fiscal 2026.

Early adoption is permitted

and the amendments should be

applied on
a prospective

basis. Retrospective

application is

permitted. We

are in

the process

of analyzing

the impact

of the

ASU on

our related
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

Goodwill impairment
Non-cash

goodwill

impairment

charge

related

to our

Latin America

reporting

unit.

Please see

Note

4

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report.
Restructuring charges and project-related costs
Restructuring

charges

and

project-related

costs

related

to

a

commercial

strategy

restructuring

action

and

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
Immaterial

transaction

costs

incurred

in

fiscal

2024.

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Nov. 26, 2023 Nov. 27, 2022
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 811.8 15.8% $ 799.8 15.3%
Goodwill impairment 117.1 2.3% - - %
Restructuring charges 14.8 0.3% 11.6 0.2%
Investment activity, net 19.6 0.4% 35.7 0.7%
Mark-to-market effects 25.1 0.5% 25.1 0.5%
Project-related costs 0.3 - % - - %
Transaction costs 0.6 - % 1.8 - %
Product recall 0.2 - % 2.9 0.1%
Acquisition integration costs - - % 2.8 0.1%
Adjusted operating profit $ 989.4 19.3% $ 879.7 16.9%
Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022
In Millions
Value

Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 1,741.8 17.3% $ 1,885.4 19.0%
Goodwill impairment 117.1 1.2% - - %
Restructuring charges 24.6 0.2% 13.9 0.1%
Investment activity, net 22.5 0.2% 62.0 0.6%
Mark-to-market effects (19.8) (0.2) % 199.8 2.0%
Project-related costs 1.1 - % - - %
Transaction costs 0.6 - % 2.0 - %
Product recall 0.4 - % 24.4 0.2%
Acquisition integration costs 0.2 - % 4.3 - %
Divestitures gain, net - - % (430.9) (4.3) %
Adjusted operating profit $ 1,888.4 18.8% $ 1,760.9 17.7%
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

Quarter Ended Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022 Change Nov. 26, 2023 Nov. 27, 2022 Change
Operating profit as reported $ 811.8 $ 799.8 2% $ 1,741.8 $ 1,885.4 (8) %
Goodwill impairment 117.1 - 117.1 -
Restructuring charges 14.8 11.6 24.6 13.9
Investment activity, net 19.6 35.7 22.5 62.0
Mark-to-market effects 25.1 25.1 (19.8) 199.8
Project-related costs 0.3 - 1.1 -
Transaction costs 0.6 1.8 0.6 2.0
Product recall 0.2 2.9 0.4 24.4
Acquisition integration costs - 2.8 0.2 4.3
Divestitures gain, net - - - (430.9)
Adjusted operating profit $ 989.4 $ 879.7 12% $ 1,888.4 $ 1,760.9 7%
Foreign currency exchange impact Flat Flat
Adjusted operating profit growth,

on a constant-currency basis
13% 7%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended Six-Month Period Ended
Per Share Data Nov. 26, 2023 Nov. 27, 2022 Change Nov. 26, 2023 Nov. 27, 2022 Change
Diluted earnings per share, as reported $ 1.02 $ 1.01 1% $ 2.16 $ 2.36 (8) %
Goodwill impairment 0.14 - 0.14 -
Restructuring charges 0.02 0.02 0.03 0.02
Investment activity, net 0.03 0.04 0.03 0.08
Mark-to-market effects 0.03 0.03 (0.03) 0.25
Product recall - - - 0.03
Acquisition integration costs - 0.01 - 0.01
Divestitures gain, net - - - (0.54)
Adjusted diluted earnings per share $ 1.25 $ 1.10 14% $ 2.34 $ 2.21 6%
Foreign currency exchange impact Flat (1) pt
Adjusted diluted earnings per share

growth, on a constant-currency basis
14% 6%
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

2023
(5) % (9) pts 5%
Six-Month Period Ended Nov.

26, 2023
6% (8) pts 14%
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

2023
7% (2) pts 9%
Six-Month Period Ended Nov.

26, 2023
4% (2) pts 6%
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
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail 3 % Flat 3%
International 94% (6) pts 100%
Pet 18 % Flat 18%
North America Foodservice 17 % Flat 17%
Six-Month Period Ended Nov.

26, 2023
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail
3 % Flat 3%
International 61% (7)
pts
68%
Pet 2 % Flat 2%
North America Foodservice
14%
Flat
14%
Note: Tables may not

foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Six-Month Period Ended
Nov. 26, 2023 Nov. 27, 2022 Nov. 26, 2023 Nov. 27, 2022
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 714.1 $ 136.0 $ 730.0 $ 147.1 $ 1,544.1 $ 309.2 $ 1,749.6 $ 363.2
Goodwill impairment 117.1 34.7 - - 117.1 34.7 - -
Restructuring charges 14.8 4.5 11.6 3.2 24.6 9.2 13.9 3.8
Investment activity, net 19.6 4.2 35.7 13.0 22.5 5.2 62.0 13.5
Mark-to-market effects 25.1 5.7 25.1 5.8 (19.8) (4.6) 199.8 46.0
Project-related costs 0.3 0.1 - - 1.1 0.4 - -
Transaction costs 0.6 - 1.8 0.6 0.6 - 2.0 0.6
Product recall

0.2 - 2.9 0.7 0.4 0.1 24.4 5.6
Acquisition integration costs - - 2.8 0.7 0.2 0.1 4.3 1.0
Divestitures gain, net - - - - - - (430.9) (101.9)
As adjusted $ 891.7 $ 185.2 $ 809.9 $ 171.0 $ 1,690.8 $ 354.2 $ 1,625.1 $ 331.8
Effective tax rate:
As reported 19.0% 20.2% 20.0% 20.8%
As adjusted 20.8% 21.1% 21.0% 20.4%
Sum of adjustment to income taxes $ 49.4 $ 23.9 $ 45.1 $ (31.4)
Average number

of common shares
- diluted EPS 583.4 602.0 587.4 604.0
Impact of income tax adjustments
on adjusted diluted EPS $ (0.08) $ (0.04) $ (0.08) $ 0.05
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

2023, was as follows:

In Millions
One-day Risk
of Loss
Change During
Six-Month
Period Ended
Nov. 26, 2023 Analysis of Change
Interest rate instruments $ 57 $ (9) Lower interest rate volatility
Foreign currency instruments 28 (8) Net price stability in portfolio
Commodity instruments 6 (1) Immaterial
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

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
November 26, 2023:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
August 28, 2023 -
September 24, 2023
1,885,427 $ 64.39 1,885,427 76,589,932
September 25, 2023 -
October 29, 2023
3,286,392 62.75 3,286,392 73,303,540
October 30, 2023 -

November 26, 2023
7,272,350 64.95 7,272,350 66,031,190
Total 12,444,169 $ 64.29 12,444,169 66,031,190
(a)

The total number

of shares purchased

includes shares of

common stock withheld

for the payment

of withholding taxes

upon the distribution

of
deferred option units.
(b)

On June

27, 2022,

our Board

of Directors approved

an authorization

for the

repurchase of

up to

100,000,000 shares of

our common stock

and
terminated the

prior authorization.

Purchases can

be made

in the

open market

or in

privately negotiated

transactions, including

the use

of call
options

and

other

derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

Board

did

not

specify

an
expiration date for the authorization.
Item 5.

Other Information.

During

the

fiscal

quarter

ended

November

26,

2023,

no

director

or

officer

of

the

Company
adopted

or
terminated

a

“Rule

10b5-1
trading arrangement” or “
non-Rule
10b5-1

trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GENERAL MILLS, INC.
(Registrant)
Date: December 20, 2023 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)