Form 10-Q
period 2024-02-25
GENERAL MILLS INC
filed 2024-03-20
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
FEBRUARY 25, 2024
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
Yes
☐

No
☑
Number

of

shares

of

Common

Stock

outstanding

as

of

March

13,

2024:
564,548,763

(excluding
190,080,991

shares

held

in

the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters and nine-month periods ended February 25, 2024 and
February 26, 2023
4
Consolidated Statements of Comprehensive Income for the quarters and nine-month periods ended February
25, 2024 and February 26, 2023
5
Consolidated Balance Sheets as of February 25, 2024 and May 28, 2023
6
Consolidated Statements of Total Equity for the quarters and nine-month periods ended February 25, 2024 and February 26, 2023
7
Consolidated Statements of Cash Flows for the nine-month periods ended February 25, 2024 and February
26, 2023
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
40
Item 4. Controls and Procedures
41
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
41
Item 5. Other Information
41
Item 6. Exhibits
42
Signatures
43

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Net sales $
5,099.2
$
5,125.9
$
15,143.3
$
15,064.2
Cost of sales
3,391.8
3,461.1
9,899.5
10,246.6
Selling, general, and administrative expenses
790.9
946.9
2,460.7
2,632.5
Divestitures gain, net
-
(13.7)
-
(444.6)
Restructuring, impairment, and other exit costs
5.8
1.4
130.6
14.1
Operating profit
910.7
730.2
2,652.5
2,615.6
Benefit plan non-service income
(18.6)
(21.6)
(55.7)
(65.0)
Interest, net
121.7
98.3
356.5
277.5
Earnings before income taxes and after-tax earnings

from

joint ventures
807.6
653.5
2,351.7
2,403.1
Income taxes
149.3
108.3
458.5
471.5
After-tax earnings from joint ventures
18.0
12.7
65.7
57.9
Net earnings, including earnings attributable to

noncontrolling interests
676.3
557.9
1,958.9
1,989.5
Net earnings attributable to noncontrolling interests
6.2
4.8
19.8
10.5
Net earnings attributable to General Mills $
670.1
$
553.1
$
1,939.1
$
1,979.0
Earnings per share – basic $
1.18
$
0.94
$
3.35
$
3.32
Earnings per share – diluted $
1.17
$
0.92
$
3.33
$
3.28
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Net earnings, including earnings attributable to

noncontrolling interests
$
676.3
$
557.9
$
1,958.9
$
1,989.5
Other comprehensive income (loss), net of tax:
Foreign currency translation
2.4
12.5
(38.0)
(98.7)
Other fair value changes:
Hedge derivatives
(6.9)
(5.7)
(7.3)
(23.2)
Reclassification to earnings:
Foreign currency translation
-
-
-
(7.4)
Hedge derivatives
(0.1)
18.9
(2.3)
18.5
Amortization of losses and prior service costs
9.1
13.9
27.4
42.2
Other comprehensive income (loss), net of tax
4.5
39.6
(20.2)
(68.6)
Total comprehensive

income

680.8
597.5
1,938.7
1,920.9
Comprehensive income attributable to noncontrolling

interests
6.0
4.9
20.0
9.9
Comprehensive income attributable to General Mills $
674.8
$
592.6
$
1,918.7
$
1,911.0
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Feb. 25, 2024 May 28, 2023
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
588.6
$
585.5
Receivables
1,771.1
1,683.2
Inventories
1,828.0
2,172.0
Prepaid expenses and other current assets
466.8
735.7
Total current

assets
4,654.5
5,176.4
Land, buildings, and equipment
3,643.6
3,636.2
Goodwill
14,433.7
14,511.2
Other intangible assets
6,957.2
6,967.6
Other assets
1,171.5
1,160.3
Total assets $
30,860.5
$
31,451.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,613.5
$
4,194.2
Current portion of long-term debt
812.2
1,709.1
Notes payable
686.7
31.7
Other current liabilities
1,949.5
1,600.7
Total current

liabilities
7,061.9
7,535.7
Long-term debt
11,015.1
9,965.1
Deferred income taxes
2,023.5
2,110.9
Other liabilities
1,068.7
1,140.0
Total liabilities
21,169.2
20,751.7
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,210.3
1,222.4
Retained earnings
20,416.7
19,838.6
Common stock in treasury,

at cost, shares of
190.1

and
168.0
(9,968.4)
(8,410.0)
Accumulated other comprehensive loss
(2,297.3)
(2,276.9)
Total stockholders’

equity
9,436.8
10,449.6
Noncontrolling interests
254.5
250.4
Total equity
9,691.3
10,700.0
Total liabilities and equity $
30,860.5
$
31,451.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Feb. 25, 2024 Feb. 26, 2023
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,631.9
$
10,372.1
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,201.8
1,155.3
Stock compensation plans
(11.1)
21.9
Unearned compensation related to stock unit awards
1.8
(14.8)
Earned compensation
17.8
28.7
Ending balance
1,210.3
1,191.1
Retained earnings:
Beginning balance
20,080.9
18,991.9
Net earnings attributable to General Mills
670.1
553.1
Cash dividends declared ($
0.59

and $
0.54

per share)
(334.3)
(318.5)
Ending balance
20,416.7
19,226.5
Common stock in treasury:
Beginning balance
(185.7)
(9,677.4)
(164.4)
(8,023.5)
Shares purchased, including excise tax of $
2.8

and

$
0.4

million
(4.7)
(303.1)
(2.9)
(251.0)
Stock compensation plans
0.3
12.1
1.1
54.4
Ending balance
(190.1)
(9,968.4)
(166.2)
(8,220.1)
Accumulated other comprehensive loss:
Beginning balance
(2,302.0)
(2,078.0)
Other comprehensive income
4.7
39.5
Ending balance
(2,297.3)
(2,038.5)
Noncontrolling interests:
Beginning balance
253.1
250.9
Comprehensive income
6.0
4.9
Distributions to noncontrolling interest holders
(4.6)
(6.6)
Ending balance
254.5
249.2
Total equity,

ending balance
$
9,691.3
$
10,483.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023
Shares Amount Shares Amount
Total equity,

beginning balance
$
10,700.0
$
10,788.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,222.4
1,182.9
Stock compensation plans
(10.3)
23.8
Unearned compensation related to stock unit awards
(78.1)
(100.6)
Earned compensation
76.3
85.0
Ending balance
1,210.3
1,191.1
Retained earnings:
Beginning balance
19,838.6
18,532.6
Net earnings attributable to General Mills
1,939.1
1,979.0
Cash dividends declared ($
2.36

and $
2.16

per share)
(1,361.0)
(1,285.1)
Ending balance
20,416.7
19,226.5
Common stock in treasury:
Beginning balance
(168.0)
(8,410.0)
(155.7)
(7,278.1)
Shares purchased, including excise tax of $
15.0

and

$
0.4

million
(23.5)
(1,616.6)
(15.0)
(1,152.3)
Stock compensation plans
1.4
58.2
4.5
210.3
Ending balance
(190.1)
(9,968.4)
(166.2)
(8,220.1)
Accumulated other comprehensive loss:
Beginning balance
(2,276.9)
(1,970.5)
Other comprehensive loss
(20.4)
(68.0)
Ending balance
(2,297.3)
(2,038.5)
Noncontrolling interests:
Beginning balance
250.4
245.6
Comprehensive income
20.0
9.9
Distributions to noncontrolling interest holders
(16.6)
(11.4)
Change in ownership interest
0.7
-
Divestiture
-
5.1
Ending balance
254.5
249.2
Total equity,

ending balance
$
9,691.3
$
10,483.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
1,958.9
$
1,989.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
412.2
411.0
After-tax earnings from joint ventures
(65.7)
(57.9)
Distributions of earnings from joint ventures
31.4
36.6
Stock-based compensation
76.7
86.7
Deferred income taxes
(85.5)
(71.2)
Pension and other postretirement benefit plan contributions
(20.0)
(20.2)
Pension and other postretirement benefit plan costs
(20.2)
(20.2)
Divestitures gain, net
-
(444.6)
Restructuring, impairment, and other exit costs
119.7
(14.6)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(9.6)
21.3
Other, net
41.0
110.6
Net cash provided by operating activities
2,438.9
2,027.0
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(485.6)
(351.3)
Acquisition, net of cash acquired
(25.5)
(251.5)
Proceeds from divestitures, net of cash divested
-
633.1
Investments in affiliates, net
(1.5)
(30.8)
Proceeds from disposal of land, buildings, and equipment
0.2
0.8
Other, net
4.8
(6.4)
Net cash used by investing activities
(507.6)
(6.1)
Cash Flows - Financing Activities
Change in notes payable
654.5
159.2
Issuance of long-term debt
1,000.0
501.8
Payment of long-term debt
(900.0)
(600.0)
Proceeds from common stock issued on exercised options
11.1
168.0
Purchases of common stock for treasury
(1,601.6)
(1,152.3)
Dividends paid
(1,028.0)
(967.4)
Distributions to noncontrolling interest holders
(16.6)
(11.4)
Other, net
(47.0)
(53.5)
Net cash used by financing activities
(1,927.6)
(1,955.6)
Effect of exchange rate changes on cash and cash equivalents
(0.6)
(16.0)
Increase in cash and cash equivalents
3.1
49.3
Cash and cash equivalents - beginning of year
585.5
569.4
Cash and cash equivalents - end of period $
588.6
$
618.7
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(83.8)
$
(132.4)
Inventories
347.8
(237.0)
Prepaid expenses and other current assets
269.4
151.5
Accounts payable
(543.7)
(41.6)
Other current liabilities
0.7
280.8
Changes in current assets and liabilities $
(9.6)
$
21.3
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

25,

2024,

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
In the first quarter

of fiscal 2024, we

adopted optional accounting guidance

to ease the burden

in accounting for reference

rate reform.
The new

standard provides

temporary expedients

and exceptions

to existing

accounting requirements

for contract

modifications

and
hedge accounting

related to transitioning

from discontinued

reference rates.

This resulted in

modifying contracts,

where necessary,

to
apply a new reference rate,

primarily SOFR. The adoption of

this accounting guidance did not

have a material impact on our results

of
operations or financial position.
In the

first quarter

of fiscal

2024, we adopted

new requirements

for enhanced

disclosures related

to supplier

financing programs.

The
new standard requires

disclosure of the

key terms of

the program and

a rollforward of

the related obligation

during the annual

period,
including

the

amount

of

obligations

confirmed

and

obligations

subsequently

paid.

We

have

historically

presented

the

key

terms

of
these programs

and the

associated obligation

outstanding

(please see

Note 6).

The rollforward

requirement is

effective

for us

in our
fiscal 2025. The adoption did not have a material impact on our financial statements and related disclosures.
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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring and impairment charges were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Goodwill impairment $
-
$
-
$
117.1
$
-
Commercial strategy actions
9.0
-
14.1
-
(Recoveries) charges associated with restructuring actions

previously announced
(3.1)
2.1
16.4
16.0
Total

$
5.9
$
2.1
$
147.6
$
16.0
In

the

third

quarter

of

fiscal

2024,

we

did

not

undertake

any

new

restructuring

actions.

We

recorded

$
9.0

million

of

restructuring
charges

in

the

third

quarter

of

fiscal

2024

and

$
14.1

million

of

restructuring

charges

in

the

nine-month

period

ended

February

25,
2024, related to commercial strategy

actions approved in the second quarter

of fiscal 2024. We

recorded a $
3.1

million net recovery of
restructuring

charges

in

the

third

quarter

of

fiscal

2024

and

$
16.4

million

of

restructuring

charges

in

the

nine-month

period

ended

February

25,

2024,

related

to

restructuring

actions

previously

announced.

We

recorded

$
2.1

million

of

restructuring

charges

in

the
third quarter

of fiscal

2023

and $
16.0

million of

restructuring charges

in the

nine-month period

ended February

26, 2023,

related to
restructuring actions previously announced.

We expect these actions to

be completed by the end of fiscal 2026.
In the third

quarter of fiscal

2024, we decreased

the estimate of

restructuring charges

that we expect

to incur related

to our previously
announced

actions

to enhance

the

efficiency

of our

global

supply

chain

structure.

We

expect to

incur

approximately

$
44

million

of
restructuring charges and project-related costs related

to these actions, of which approximately $
25

million will be cash. These charges
are

expected

to

consist

of

approximately

$
24

million

of

severance

and

$
20

million

of

other

costs,

primarily

$
8

million

of

asset
impairment and $
13

million of asset write-offs. We

expect these actions to be completed by the end of fiscal 2025.

We

paid

net

$
27.9

million

of cash

in

the

nine-month

period

ended

February

25,

2024,

related

to

restructuring

actions.

We

paid

net
$
30.6

million of cash in the same period of fiscal 2023.
In the second

quarter of fiscal

2024, we recorded

a $
117.1

million non-cash goodwill

impairment charge

related to our Latin

America
reporting unit. Please see Note 4 for additional information.
Restructuring and impairment charges and project-related

costs are recorded in our Consolidated Statements of Earnings as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Restructuring, impairment, and other exit costs $
5.8
$
1.4
$
130.6
$
14.1
Cost of sales
0.1
0.7
17.0
1.9
Total restructuring

and impairment charges
$
5.9
$
2.1
$
147.6
$
16.0
Project-related costs classified in cost of sales $
0.5
$
-
$
1.6
$
-
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions Total
Reserve balance as of May 28, 2023 $
47.7
Fiscal 2024 net recoveries, including foreign currency translation
(0.1)
Utilized in fiscal 2024
(27.7)
Reserve balance as of Feb. 25, 2024 $
19.9
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

In Millions Feb. 25, 2024 May 28, 2023
Goodwill $
14,433.7
$
14,511.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,715.7
6,712.4
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
387.0
386.3
Less accumulated amortization
(145.5)
(131.1)
Intangible assets subject to amortization, net
241.5
255.2
Other intangible assets
6,957.2
6,967.6
Total $
21,390.9
$
21,478.8

Based on the

carrying value of

finite-lived intangible assets

as of February

25, 2024, annual amortization

expense for each of

the next
five fiscal years is estimated to be approximately $
20

million.
The changes in the carrying amount of goodwill during the nine-month period ended February 25, 2024, were as follows:

In Millions
North America
Retail Pet
North America
Foodservice International
Corporate and
Joint Ventures Total
Balance as of May 28, 2023 $
6,542.4
$
6,062.8
$
805.6
$
708.4
$
392.0
$
14,511.2
Acquisition
-
-
-
-
26.9
26.9
Impairment charge
-
-
-
(117.1)
-
(117.1)
Other activity, primarily

foreign currency translation
1.0
-
(0.1)
8.3
3.5
12.7
Balance as of Feb. 25, 2024 $
6,543.4
$
6,062.8
$
805.5
$
599.6
$
422.4
$
14,433.7
The changes in the carrying amount of other intangible assets during the nine-month period ended February 25, 2024, were as follows:

In Millions Total
Balance as of May 28, 2023 $
6,967.6
Amortization, net of foreign currency translation
(10.4)
Balance as of Feb. 25, 2024 $
6,957.2
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

(5) Inventories
The components of inventories were as follows:

In Millions Feb. 25, 2024 May 28, 2023
Finished goods $
1,772.1
$
2,066.9
Raw materials and packaging
501.2
572.2
Grain
103.3
133.8
Excess of FIFO over LIFO cost
(548.6)
(600.9)
Total $
1,828.0
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

Unallocated corporate items for the quarters and nine-month periods ended

February 25, 2024, and February 26, 2023, included:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Net loss on mark-to-market valuation of certain

commodity positions
$
(24.5)
$
(30.2)
$
(34.3)
$
(123.4)
Net loss (gain) on commodity positions reclassified from

unallocated corporate items to segment operating profit
11.7
(21.5)
29.5
(85.0)
Net mark-to-market revaluation of certain grain inventories
(12.9)
(14.9)
(1.1)
(58.0)
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(25.7)
$
(66.6)
$
(5.9)
$
(266.4)

As

of

February

25,

2024,

the

net

notional

value

of

commodity

derivatives

was

$
306.3

million,

of

which

$
124.2

million

related

to
energy inputs and $
182.1

million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the
next
12

months.
In

the

third

quarter

of

fiscal

2024,

in

advance

of

our

$
500.0

million

debt

issuance,

we

entered

into

and

settled

$
250.0

million

of
treasury locks, resulting in a gain of $
0.3

million.

We

also have net

investments in

foreign subsidiaries

that are denominated

in euros. As

of February

25, 2024, we

hedged a portion

of
these investments with €
2,967.5

million of euro-denominated bonds.
The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as of February 25, 2024,

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

25, 2024, $
1,348.9

million of our total accounts

payable were payable to

suppliers who utilize these third-
party services.

As of

May 28,

2023, $
1,430.1

million of

our total

accounts payable

were payable

to suppliers

who utilize

these third-
party services.

(7) Debt
The components of notes payable were as follows:

In Millions Feb. 25, 2024 May 28, 2023
U.S. commercial paper $
683.3
$
-
Financial institutions
3.4
31.7
Total $
686.7
$
31.7
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 25, 2024:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.6
-
Total committed

and uncommitted credit facilities
$
3.3
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of February 25, 2024.
Long-Term

Debt

The fair values

and carrying

amounts of long-term

debt, including

the current portion,

were $
11,112.5

million and $
11,827.3

million,
respectively,

as of

February

25,

2024.

The

fair value

of long-term

debt

was estimated

using

market quotations

and

discounted

cash
flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In

the

third

quarter of

fiscal

2024,

we

issued

$
500.0

million

of
4.7

percent

fixed-rate

notes due
January 30, 2027
. We

used

the

net
proceeds to repay $
500.0

million of
3.65

percent fixed-rate notes due
February 15, 2024
.

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
500.0

million of
2.6

percent fixed-rate notes due
October 12, 2022
, using proceeds
from the issuance of commercial paper.
Certain of

our long-term

debt agreements

contain restrictive

covenants.
As of February 25, 2024, we were in compliance with all of
these covenants.

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

Our noncontrolling interests contain restrictive covenants. As of February 25, 2024, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

Quarter Ended Quarter Ended
Feb. 25, 2024 Feb. 26, 2023
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
670.1
$
6.2
$
553.1
$
4.8
Other comprehensive income (loss):
Foreign currency translation $
10.7
$
(8.1)
2.6
(0.2)
$
3.4
$
9.0
12.4
0.1
Other fair value changes:
Hedge derivatives
(8.8)
1.9
(6.9)
-
(6.3)
0.6
(5.7)
-
Reclassification to earnings:
Hedge derivatives (a)
(0.3)
0.2
(0.1)
-
23.1
(4.2)
18.9
-
Amortization of losses and

prior service costs (b)
11.5
(2.4)
9.1
-
18.1
(4.2)
13.9
-
Other comprehensive income (loss) $
13.1
$
(8.4)
4.7
(0.2)
$
38.3
$
1.2
39.5
0.1
Total comprehensive income $
674.8
$
6.0
$
592.6
$
4.9
(a)

(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Nine-Month Period Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023
General Mills
Noncontrolling
Interests General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
1,939.1
$
19.8
$
1,979.0
$
10.5
Other comprehensive (loss) income:
Foreign currency translation $
(43.7)
$
5.5
(38.2)
0.2
$
(83.3)
$
(14.8)
(98.1)
(0.6)
Other fair value changes:
Hedge derivatives
(9.0)
1.7
(7.3)
-
(29.3)
6.1
(23.2)
-
Reclassification to earnings:
Foreign currency translation (a)
-
-
-
-
(7.4)
-
(7.4)
-
Hedge derivatives (b)
(5.0)
2.7
(2.3)
-
23.0
(4.5)
18.5
-
Amortization of losses and

prior service costs (c)
34.5
(7.1)
27.4
-
54.6
(12.4)
42.2
-
Other comprehensive (loss) income $
(23.2)
$
2.8
(20.4)
0.2
$
(42.4)
$
(25.6)
(68.0)
(0.6)
Total comprehensive income $
1,918.7
$
20.0
$
1,911.0
$
9.9
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
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Feb. 25, 2024 May 28, 2023
Foreign currency translation adjustments $
(746.8)
$
(708.6)
Unrealized (loss) gain from hedge derivatives
(3.7)
5.9
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,630.1)
(1,670.6)
Prior service credits
83.3
96.4
Accumulated other comprehensive loss $
(2,297.3)
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

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Compensation expense related to stock-based payments $
18.2
$
29.1
$
76.7
$
86.7
Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Windfall tax benefits from stock-based payments $
1.2
$
6.2
$
10.1
$
24.6
As

of

February

25,

2024,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
130.7

million. This expense will be recognized over
21

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023
Net cash proceeds $
11.1
$
168.0
Intrinsic value of options exercised $
3.4
$
81.8
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
Feb. 25, 2024 Feb. 26, 2023
Estimated fair values of stock options granted

$
17.47
$
14.16
Assumptions:
Risk-free interest rate
4.0
%
3.3
%
Expected term
8.5
years
8.5
years
Expected volatility
21.5
%
20.9
%
Dividend yield
2.8
%
3.1
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023
Total grant date fair

value
$
91.1
$
105.4

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended Nine-Month Period Ended
In Millions, Except per Share Data Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Net earnings attributable to General Mills $
670.1
$
553.1
$
1,939.1
$
1,979.0
Average number

of common shares – basic EPS
569.5
592.5
578.6
596.2
Incremental share effect from: (a)
Stock options
1.3
3.7
1.8
3.6
Restricted stock units and performance share units
2.0
2.8
2.1
2.6
Average number

of common shares – diluted EPS
572.8
599.0
582.5
602.4
Earnings per share – basic $
1.18
$
0.94
$
3.35
$
3.32
Earnings per share – diluted $
1.17
$
0.92
$
3.33
$
3.28
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method.
Stock

options,

restricted

stock

units,

and

performance

share

units

excluded

from

our

computation

of

diluted

EPS

because

they
were not dilutive were as follows
:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Anti-dilutive stock options, restricted stock units, and

performance share units

4.2
0.8
2.6
0.9

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Shares of common stock
4.7
2.9
23.5
15.0
Aggregate purchase price $
303.1
$
251.0
$
1,616.6
$
1,152.3

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023
Net cash interest payments $
294.6
$
225.6
Net income tax payments $
462.3
$
538.4

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Feb. 25,
2024
Feb. 26,
2023
Feb. 25,
2024
Feb. 26,
2023
Feb. 25,
2024
Feb. 26,
2023
Service cost $
14.5
$
17.6
$
1.1
$
1.4
$
1.8
$
2.1
Interest cost
74.1
64.6
5.3
4.5
1.0
0.7
Expected return on plan assets
(104.5)
(105.0)
(8.6)
(7.7)
-
-
Amortization of losses (gains)
21.6
28.3
(5.1)
(4.9)
-
0.1
Amortization of prior service costs (credits)
0.4
0.4
(5.5)
(5.9)
0.1
0.1
Other adjustments
-
-
-
-
2.6
3.2
Net expense (income) $
6.1
$
5.9
$
(12.8)
$
(12.6)
$
5.5
$
6.2
Defined Benefit

Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Nine-Month
Period Ended
Nine-Month
Period Ended
Nine-Month
Period Ended
In Millions
Feb. 25,
2024
Feb. 26,
2023
Feb. 25,
2024
Feb. 26,
2023
Feb. 25,
2024
Feb. 26,
2023
Service cost $
43.1
$
52.7
$
3.5
$
4.0
$
5.5
$
6.3
Interest cost
222.4
193.8
16.0
13.5
3.0
2.3
Expected return on plan assets
(313.4)
(315.0)
(26.0)
(23.3)
-
-
Amortization of losses (gains)
64.6
85.0
(15.3)
(14.6)
(0.1)
0.2
Amortization of prior service costs (credits)
1.3
1.1
(16.4)
(17.4)
0.4
0.3
Other adjustments
-
-
-
-
7.8
9.1
Curtailment gain
(3.4)
-
-
-
-
-
Net expense (income) $
14.6
$
17.6
$
(38.2)
$
(37.8)
$
16.6
$
18.2

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

25,

2024,

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
Our

International

operating

segment

consists

of

retail

and

foodservice

businesses

outside

of

the

United

States

and

Canada.

Our
product categories include super-premium

ice cream and frozen desserts, meal kits, salty snacks,

snack bars, dessert and baking mixes,
shelf-stable

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

Results from

certain businesses

managed by

our Gold

Medal Ventures

entity are

included within

corporate and
other net

sales and

unallocated corporate

items within

operating

profit. Unallocated

corporate items

also include

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

Our operating segment results were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Net sales:
North America Retail $
3,242.1
$
3,232.0
$
9,620.1
$
9,593.9
International
680.1
700.6
2,079.0
2,024.8
Pet
624.5
645.5
1,773.7
1,818.3
North America Foodservice
551.7
547.8
1,669.7
1,627.2
Total segment net

sales
$
5,098.4
$
5,125.9
$
15,142.5
$
15,064.2
Corporate and other
0.8
-
0.8
-
Total net sales $
5,099.2
$
5,125.9
$
15,143.3
$
15,064.2
Operating profit:
North America Retail $
752.2
$
786.9
$
2,410.3
$
2,401.8
International
18.2
42.4
102.8
95.0
Pet
128.3
102.6
342.0
312.3
North America Foodservice
81.7
82.4
236.3
217.5
Total segment operating

profit
$
980.4
$
1,014.3
$
3,091.4
$
3,026.6
Unallocated corporate items
63.9
296.4
308.3
841.5
Divestitures gain, net
-
(13.7)
-
(444.6)
Restructuring, impairment, and other exit costs
5.8
1.4
130.6
14.1
Operating profit $
910.7
$
730.2
$
2,652.5
$
2,615.6
Net sales for our North America Retail operating units were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
U.S. Meals & Baking Solutions $
1,168.5
$
1,185.3
$
3,453.7
$
3,456.2
U.S. Morning Foods
940.7
918.6
2,725.4
2,731.1
U.S. Snacks
869.2
883.5
2,660.0
2,663.6
Canada
263.7
244.6
781.0
743.0
Total $
3,242.1
$
3,232.0
$
9,620.1
$
9,593.9
Net sales by class of similar products were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
Snacks $
1,052.4
$
1,065.5
$
3,226.4
$
3,236.7
Cereal
843.4
801.9
2,438.2
2,427.5
Convenient meals
840.2
815.6
2,290.8
2,281.2
Dough
605.1
644.8
1,915.1
1,855.2
Pet
627.6
646.2
1,779.8
1,820.7
Baking mixes and ingredients
507.5
517.7
1,536.3
1,554.9
Yogurt
367.0
378.0
1,100.3
1,081.5
Super-premium ice cream
142.0
148.2
534.3
496.6
Other
114.0
108.0
322.1
309.9
Total $
5,099.2
$
5,125.9
$
15,143.3
$
15,064.2

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

“Glossary” section below.
We

expect the largest

factors impacting our performance

in fiscal 2024

will be the economic

health of consumers, the

moderating rate
of

input

cost

inflation,

and

the

increasing

stability

of

the

supply

chain

environment.

We

anticipate

input

cost

inflation

of
approximately

4

percent

in

fiscal

2024

and

expect

to

generate

higher

levels

of

Holistic

Margin

Management

(HMM)

cost

savings
compared to fiscal 2023.
CONSOLIDATED

RESULTS

OF OPERATIONS
Third Quarter Results
In the third quarter of fiscal 2024,

net sales and organic net sales decreased

1 percent compared to the same period

last year. Operating
profit

increased

25

percent

to

$911

million,

primarily

driven

by

favorable

net

price

realization

and

mix,

a

decrease

in

certain
compensation

and

benefits

expenses,

a

favorable

change

in the

mark-to-market

valuation

of

certain

commodity

positions

and

grain
inventories,

and

net

recoveries

from

the

fiscal

2023

voluntary

recall

on

certain

international
Häagen-Dazs
ice

cream

products,
partially

offset

by

higher

input

costs

and

a

decrease

in

contributions

from

volume

growth.

Operating

profit

margin

of

17.9

percent
increased

370

basis

points.

Adjusted

operating

profit

of

$914

million

increased

14

percent

on

a

constant-currency

basis,

primarily
driven

by

favorable

net

price

realization

and

mix

and

a

decrease

in

certain

compensation

and

benefits

expenses,

partially

offset

by
higher input costs and

a decrease in contributions

from volume growth.

Adjusted operating profit margin

increased 220 basis points to
17.9 percent. Diluted earnings per

share of $1.17 increased 27 percent

in the third quarter of fiscal

2024. Adjusted diluted earnings per
share of

$1.17 increased

22 percent

on a

constant-currency

basis compared

to the

third quarter

of fiscal

2023.

See the

“Non-GAAP
Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the third quarter of fiscal 2024 follows:

Quarter Ended Feb. 25, 2024
In millions,
except per share
Quarter Ended
Feb. 25, 2024 vs.
Feb. 26, 2023
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 5,099.2 (1) %
Operating profit 910.7 25% 17.9%
Net earnings attributable to General Mills 670.1 21%
Diluted earnings per share $ 1.17 27%
Organic net sales growth rate (a) (1) %
Adjusted operating profit (a) 914.5 13% 17.9% 14%
Adjusted diluted earnings per share (a) $ 1.17 21% 22%
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by

GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Feb. 25, 2024
Feb. 25, 2024 vs.

Feb. 26, 2023 Feb. 26, 2023
Net sales (in millions) $ 5,099.2 (1) % $ 5,125.9
Contributions from volume growth (a) (2) pts
Net price realization and mix 2 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales

in the

third quarter

of fiscal

2024 decreased

1 percent

compared to

the same

period in

fiscal 2023,

driven by

a decrease

in
contributions from volume growth, partially offset by

favorable net price realization and mix.

Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 25, 2024 vs.
Quarter Ended Feb. 26, 2023
Contributions from organic volume growth (a) (2) pts
Organic net price realization and mix 2 pts
Organic net sales growth (1) pt
Foreign currency exchange Flat
Acquisition and divestitures Flat
Net sales growth (1) pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

decreased

1

percent

in

the

third

quarter

of

fiscal

2024

compared

to

the

same

period

in

fiscal

2023,

driven

by

a
decrease in contributions from organic volume growth,

partially offset by favorable organic net price realization

and mix.
Cost of

sales
decreased $69 million

to $3,392

million in

the third

quarter of

fiscal 2024

compared to

the same

period in

fiscal 2023.
The

decrease

was primarily

driven

by

a $74

million

decline

attributable

to

lower

volume,

partially

offset

by

a

$46

million

increase
attributable to product

rate and mix. We

recorded a $26 million

net increase in cost

of sales related to

the mark-to-market valuation

of
certain

commodity

positions

and

grain

inventories

in

the third

quarter of

fiscal

2024,

compared

to

a $67

million

net increase

in

the
third quarter of fiscal 2023.

Divestitures gain, net

totaled $14 million in the third quarter of fiscal 2023.
Selling, general,

and administrative

(SG&A)

expenses
decreased

$156 million

to $791 million

in the

third quarter

of fiscal

2024,
compared

to

the

same

period

in

fiscal

2023,

primarily

driven

by

a

decrease

in

certain

compensation

and

benefits

expenses,

net
recoveries from

the fiscal 2023

voluntary recall

of certain international
Häagen-Dazs
ice cream products

,

and favorable net

corporate
investment activity.

SG&A expenses

as a

percent of

net sales in

the third

quarter of

fiscal 2024

decreased 300

basis points

compared
to the third quarter of fiscal 2023.
Restructuring, impairment,

and other exit

costs
totaled $6 million

in the third quarter

of fiscal 2024,

compared to $1 million

in the
same

period

last

year.

In

fiscal

2024,

we

approved

restructuring

actions

to

enhance

the

go-to-market

commercial

strategy

and
associated

organizational

structure

of

our

Pet segment,

and

as a

result,

we

recorded

$8 million

of

restructuring

charges

in

the

third
quarter of

fiscal 2024.

In addition,

we recorded

a $3

million net

recovery of

restructuring charges

in the

third quarter

of fiscal

2024
related

to

actions

previously

announced

(please

refer

to

Note

3

to

the

Consolidated

Financial

Statements

in

Part

I,

Item

1

of

this
report).
Benefit plan

non-service income
totaled $19 million

in the

third quarter

of fiscal

2024,

compared to

$22 million in

the same

period
last year, primarily reflecting higher

interest costs, partially offset by lower amortization of losses.

Interest,

net
for the

third quarter

of fiscal

2024 totaled

$122 million, up

$23 million from

the third

quarter of

fiscal 2023,

primarily
driven by higher interest rates and higher average long-term debt levels.
The
effective

tax

rate

for

the third

quarter

of fiscal

2024

was 18.5

percent

compared

to 16.6

percent

for

the

third

quarter

of fiscal
2023.

The

1.9

percentage

point

increase

was

primarily

due

to

certain

favorable

tax

components

related

to

the

divestitures

in

fiscal
2023, partially

offset by

certain nonrecurring

discrete tax

benefits in

the third

quarter of

fiscal 2024.

Our effective

tax rate

excluding
certain items affecting

comparability was 18.4

percent in the third

quarter of fiscal 2024,

compared to 21.6

percent in the same

period
last

year

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

3.2
percentage point decrease was primarily due to certain nonrecurring discrete tax benefits in the third quarter of fiscal 2024.

After-tax earnings

from

joint ventures

for the

third quarter

of fiscal

2024
increased to

$18 million compared

to $13 million

in the
same

period

in

fiscal

2023,

primarily

due

to

higher

net

sales

driven

by

favorable

net

price

realization

and

mix

at

Cereal

Partners
Worldwide

(CPW) and

discrete tax

items at CPW,

partially offset

by higher

input costs

at CPW and

Häagen-Dazs Japan,

Inc. (HDJ).
On

a

constant-currency

basis,

after-tax

earnings

from

joint

ventures

increased

64

percent

(see

the

“Non-GAAP

Measures”

section
below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 25, 2024 vs.
Quarter Ended Feb. 26, 2023 CPW HDJ Total
Contributions from volume growth (a) (4) pts (9) pts
Net price realization and mix 16 pts 7 pts
Net sales growth in constant currency 11 pts (2) pts 9 pts
Foreign currency exchange (4) pts (10) pts (5) pts
Net sales growth 7 pts (12) pts 3 pts
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

25, 2024,

net sales

and organic

net sales

increased 1

percent compared

to the

same period
last

year.

Operating

profit

increased

1

percent

to

$2,652

million,

primarily

driven

by

favorable

net

price

realization

and

mix,

a
favorable

change

in

the

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories,

a

decrease

in

certain
compensation

and

benefits

expense,

favorable

net

corporate

investment

activity,

and

net

recoveries

from

the

fiscal

2023

voluntary
recall on certain

international
Häagen-Dazs
ice cream products

compared to

recall-related charges

in fiscal 2023,

partially offset

by a
net

gain

on

divestitures

in

fiscal

2023,

higher

input

costs,

a

decrease

in

contributions

from

volume

growth,

higher

impairment

and
restructuring

charges,

and higher

media and

advertising expenses.

Operating

profit margin

of 17.5

percent increased

10 basis

points
compared to

the same

period last

year.

Adjusted operating

profit of

$2,803 million

increased 9

percent on

a constant-currency

basis,
primarily

driven

by

favorable

net

price

realization

and

mix

and

a

decrease

in

certain

compensation

and

benefits

expenses,

partially
offset by higher input

costs and a decrease in

contributions from volume growth.

Adjusted operating profit margin

increased 150 basis
points to 18.5

percent. Diluted earnings

per share of $3.33

increased 2 percent in

the nine-month period

ended February 25, 2024,

and
adjusted diluted

earnings per

share of

$3.51 increased

11 percent

on a

constant-currency basis

compared to

the same

period last

year
(see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
A summary of our consolidated financial results for the nine-month period ended February 25, 2024, follows:
Nine-Month Period Ended Feb. 25, 2024
In millions,
except per share
Nine-Month
Period Ended
Feb. 25, 2024 vs.
Feb. 26, 2023
Percent of Net
Sales
Constant-
Currency

Growth (a)
Net sales

$ 15,143.3 1%
Operating profit 2,652.5 1% 17.5%
Net earnings attributable to General Mills 1,939.1 (2) %
Diluted earnings per share $ 3.33 2%
Organic net sales growth rate (a) 1%
Adjusted operating profit (a) 2,802.9 9% 18.5% 9%
Adjusted diluted earnings per share (a) $ 3.51 10% 11%
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales

were as follows:
Nine-Month Period Ended
Feb. 25, 2024
Feb. 25, 2024 vs.
Feb. 26, 2023 Feb. 26, 2023
Net sales (in millions) $ 15,143.3 1% $ 15,064.2
Contributions from volume growth (a) (3) pts
Net price realization and mix 3 pts
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
The 1

percent increase

in net

sales for

the nine-month

period ended

February 25,

2024, was

driven

by favorable

net price

realization
and mix, partially offset by a decrease in contributions

from volume growth.
Components of organic net sales growth are shown in the following table:
Nine-Month Period Ended Feb. 25, 2024 vs.
Nine-Month Period Ended Feb. 26, 2023
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 4 pts
Organic net sales growth 1 pt
Foreign currency exchange Flat
Acquisition and divestitures Flat
Net sales growth 1 pt
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

increased

1

percent

in

the

nine-month

period

ended

February

25,

2024,

driven

by

favorable

organic

net

price
realization and mix, partially offset by a decrease in

contributions from organic volume growth.

Cost

of

sales

decreased

$347 million

to

$9,900

million

in

the

nine-month

period

ended

February

25,

2024,

compared

to

the

same
period

in

fiscal

2023.

The

decrease

was

primarily

driven

by

a

$281

million

decline

due

to

lower

volume,

partially

offset

by

a
$202 million increase

attributable to

product rate

and mix. We

recorded a

$6 million net

increase in

cost of

sales related

to the

mark-
to-market

valuation

of

certain

commodity

positions

and

grain

inventories

in

the

nine-month

period

ended

February

25,

2024,
compared to a

$266 million net increase

in the nine-month

period ended February

26, 2023. In

the nine-month period

ended February
26, 2023,

we recorded

a $25 million

charge related

to a voluntary

recall on

certain international
Häagen-Dazs

ice cream

products.

In
addition,

we

recorded

$17

million

of

restructuring

charges

and

$2

million

of

restructuring

initiative

project-related

costs in

cost

of
sales in the

nine-month period

ended February

25, 2024, compared

to $2 million

of restructuring charges

in the same

period last year
(please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of

this report).

SG&A expenses
decreased $171

million to

$2,461 million in the

nine-month period

ended February

25, 2024, compared

to the same
period

in

fiscal

2023,

primarily

driven

by

a

decrease

in

certain

compensation

and

benefits

expenses,

favorable

net

corporate
investment activity,

and net recoveries

from the fiscal

2023 voluntary

recall on

certain international
Häagen-Dazs ice cream products
in fiscal 2024, partially offset

by higher media and advertising

expenses. SG&A expenses as a percent

of net sales decreased 130 basis
points in the nine-month period ended February 25, 2024, compared to the same period of fiscal 2023.

Divestitures

gain,

net

totaled

$445

million

in

the

nine-month

period

ended

February

26,

2023,

primarily

related

to

the sale

of

our
Helper main meals

and Suddenly Salad

side dishes business (please

refer to Note 2

to the Consolidated Financial

Statements in Part

I,
Item 1 of this report).

Restructuring, impairment,

and other exit

costs

totaled $131 million in

the nine-month period

ended February 25,

2024, compared
to $14 million in the same period

last year. In

fiscal 2024, we recorded a $117

million non-cash goodwill impairment

charge related to
our

Latin

America

reporting

unit.

In

fiscal

2024,

we

approved

restructuring

actions

to

enhance

the

go-to-market

and

associated
organization

structure

of

our

Pet

segment,

and

as

a

result,

we

recorded

$13

million

of

charges

in

the

nine-month

period

ended
February

25,

2024.

In

addition,

we

also

recorded

$1

million

of

charges

related

to

actions

previously

announced

in

the

nine-month
period ended February 25, 2024 (please refer to Note 3 to the Consolidated

Financial Statements in Part I, Item 1 of this report).

Benefit plan non-service

income

totaled $56 million

in the nine-month

period ended February

25, 2024, compared

to $65 million

in
the same period last year, primarily reflecting

higher interest costs, partially offset by lower amortization of losses.
Interest, net

for the nine-month

period ended February

25, 2024,

increased $79 million

to $356 million

compared to the

same period
of fiscal 2023, primarily driven by higher interest rates and higher average long-term debt levels.
The
effective

tax rate

for

the nine-month

period ended

February

25,

2024, was

19.5

percent compared

to 19.6

percent in

the same
period

last

year.

The

0.1

percentage

point

decrease

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

in

fiscal

2024,
partially offset

by certain

favorable tax

components related

to the

divestitures in

fiscal 2023.

Our effective

tax rate

excluding certain
items affecting

comparability

was 20.1

percent

in the

nine-month

period ended

February 25,

2024,

compared to

20.8 percent

in the
same period

last year (see

the “Non-GAAP Measures”

section below

for a description

of our use

of measures not

defined by GAAP).
The 0.7 percentage point decrease is primarily due to certain nonrecurring discrete tax benefits in fiscal 2024.
After-tax

earnings from

joint ventures

increased

to $66 million

for the

nine-month

period ended

February 25,

2024, compared

to
$58 million

in the

same period

in fiscal

2023,

primarily

due to

higher

net sales

driven by

favorable

net price

realization and

mix at
CPW,

partially

offset

by

higher

input

costs

at

CPW

and

HDJ.

On

a

constant-currency

basis,

after-tax

earnings

from

joint

ventures
increased 25

percent (see

the “Non-GAAP

Measures” section

below for

a description

of our

use of

measures not

defined by

GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:
Nine-Month Period Ended Feb. 25, 2024 vs.
Nine-Month Period Ended Feb. 26, 2023 CPW HDJ Total
Contributions from volume growth (a) (7) pts (5) pts
Net price realization and mix 17 pts 8 pts
Net sales growth in constant currency 10 pts 3 pts 9 pts
Foreign currency exchange (1) pt (6) pts (2) pts
Net sales growth 9 pts (4) pts 6 pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding

decreased

by

20 million

in

the

nine-month

period

ended

February

25,

2024,

from

the

same
period a year ago primarily due to share repurchases,

partially offset by option exercises.
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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Net sales (in millions) $ 3,242.1 Flat $ 3,232.0 $ 9,620.1 Flat $ 9,593.9
Contributions from volume growth (a) (2) pts (4) pts
Net price realization and mix 3 pts 5 pts
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Retail net sales

in the third quarter of

fiscal 2024 and nine-month period ended

February 25, 2024, essentially matched
the same periods

in fiscal 2023.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 25, 2024
Contributions from organic volume growth (a) (2) pts (4) pts
Organic net price realization and mix 3 pts 5 pts
Organic net sales growth Flat 1 pt
Foreign currency exchange Flat Flat
Divestiture (b) Flat Flat
Net sales growth Flat Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of our Helper main meals and Suddenly Salad side dishes businesses in fiscal 2023. Please see Note 2 to the

Consolidated Financial Statements in Part I, Item 1 of this report.
North America Retail organic net sales in the third quarter

of fiscal 2024 essentially matched the same period in fiscal 2023.
North America

Retail organic

net sales increased

1 percent

in the nine

-month period

ended February

25, 2024,

compared to the

same
period

in fiscal

2023,

driven by

favorable

organic

net price

realization

and

mix, partially

offset

by a

decrease in

contributions

from
organic volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 25, 2024
Canada (a) 8% 5%
U.S. Meals & Baking Solutions (1) % Flat
U.S. Snacks (2) % Flat
U.S. Morning Foods 2 % Flat
Total Flat Flat
(a)

On a

constant-currency

basis, Canada

net sales

increased 8

percent in

the third

quarter of

fiscal 2024

and increased

7 percent

in
the nine

-month period

ended February

25, 2024,

compared to

the same

periods in

fiscal 2023.

See the

“Non-GAAP Measures

”
section below for our use of this measure not defined by GAAP.
Segment operating profit decreased

4 percent to $752 million

in the third quarter of

fiscal 2024,

compared to $787 million in the

same
period in

fiscal 2023,

primarily driven

by higher

input costs

and a

decrease in

contributions from

volume growth,

partially offset

by
favorable net price

realization and mix.

Segment operating profit

decreased 4 percent

on a constant-currency

basis in the

third quarter
of fiscal 2024,

compared to the

same period in

fiscal 2023 (see

the “Non-GAAP

Measures” section below

for our use

of this measure
not defined by GAAP).
Segment operating profit

of $2,410 million in the

nine-month period ended

February 25, 2024,

essentially matched the same

period in
fiscal

2023

as

favorable

net

price

realization

and

mix

was

partially

offset

by

higher

input

costs,

a

decrease

in

contributions

from
volume growth,

and an

increase in

SG&A expenses.

Segment operating

profit on

a constant-currency

basis in

the nine-month

period
ended February

25, 2024,

essentially matched

the same

period in

fiscal 2023

(see the

“Non-GAAP Measures”

section below

for our
use of this measure not defined by GAAP).

International Segment Results
International net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Net sales (in millions) $ 680.1 (3) % $ 700.6 $ 2,079.0 3% $ 2,024.8
Contributions from volume growth (a) (4) pts (4) pts
Net price realization and mix Flat 5 pts
Foreign currency exchange Flat 1 pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net

sales decreased 3

percent in the

third quarter of

fiscal 2024, compared

to the same

period in

fiscal 2023, driven

by a
decrease in contributions from volume growth.
International

net sales

increased 3

percent in

the nine-month

period ended

February 25,

2024, compared

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
Feb. 25, 2024 Feb. 25, 2024
Contributions from organic volume growth (a) (4) pts (4) pts
Organic net price realization and mix Flat 5 pts
Organic net sales growth (3) pts 2 pts
Foreign currency exchange Flat 1 pt
Net sales growth (3) pts 3 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
International

organic

net

sales

decreased

3

percent

in

the

third

quarter

of

fiscal

2024,

compared

to

the

same

period

in

fiscal

2023,
driven by a decrease in contributions from organic volume

growth.
International organic

net sales increased

2 percent in

the nine-month period

ended February 25,

2024, compared to

the same period

in
fiscal

2023

that

included

the

impact

of

the

voluntary

recall

on

certain

international
Häagen-Dazs

ice

cream

products,

driven

by
favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Segment operating

profit decreased 57

percent to

$18 million in the

third quarter

of fiscal 2024,

compared to $42

million in the

same
period in

fiscal 2023,

primarily driven

by higher

input costs

and a

decrease in

contributions from

volume growth.

Segment operating
profit decreased 53 percent

on a constant-currency basis

in the third quarter of

fiscal 2024,

compared to the same period

in fiscal 2023
(see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

8

percent

to

$103

million

in

the

nine-month

period

ended

February

25,

2024,

compared

to
$95 million

in

the

same

period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix,

the

voluntary

recall

on
certain

international
Häagen-Dazs

ice

cream

products

in

fiscal

2023,

and

a

decrease

in

SG&A

expenses,

partially

offset

by

higher
input costs and a decrease

in contributions from volume growth.

Segment operating profit increased

14 percent on a constant-currency
basis in the nine

-month period ended

February 25, 2024,

compared to the

same period in fiscal

2023 (see the

“Non-GAAP Measures”
section below for our use of this measure not defined by GAAP).

Pet Segment Results
Pet net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Net sales (in millions) $ 624.5 (3) % $ 645.5 $ 1,773.7 (2) % $ 1,818.3
Contributions from volume growth (a) (5) pts (7) pts
Net price realization and mix 2 pts 5 pts
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Pet net

sales decreased

3 percent

in the

third quarter of

fiscal 2024,

compared to

the same period

in fiscal 2023,

driven by

a decrease
in contributions from volume growth, partially offset by

favorable net price realization and mix.
Pet

net

sales

decreased

2

percent

in

the

nine-month

period

ended

February

25,

2024,

compared

to

the

same

period

in

fiscal

2023,
driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.
The components of Pet organic net sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 25, 2024
Contributions from organic volume growth (a) (5) pts (7) pts
Organic net price realization and mix 2 pts 5 pts
Organic net sales growth (3) pts (2) pts
Foreign currency exchange Flat Flat
Net sales growth (3) pts (2) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Pet organic

net sales

decreased 3

percent in

the third

quarter of

fiscal 2024,

compared to

the same

period in

fiscal 2023,

driven by

a
decrease in contributions from organic volume growth,

partially offset by favorable organic net price

realization and mix.
Pet organic

net sales

decreased 2

percent in

the nine-month

period

ended February

25, 2024,

compared to

the same

period in

fiscal
2023,

driven by a decrease in contributions

from organic volume growth,

partially offset by favorable

organic net price realization and
mix.
Segment

operating

profit

increased

25

percent

to

$128

million

in

the

third

quarter

of

fiscal

2024,

compared

to

$103 million

in

the
same

period

in

fiscal

2023,

primarily

driven

by

lower

input

costs

and

favorable

net

price

realization

and

mix,

partially

offset

by

a
decrease in contributions from

volume growth and an increase

in SG&A expenses.

Segment operating profit increased

25 percent on a
constant-currency basis in the third quarter of fiscal 2024,

compared to the same period in fiscal 2023 (see the “Non-GAAP Measures”
section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

10

percent

to

$342 million

in

the

nine-month

period

ended

February

25,

2024,

compared

to
$312 million

in

the

same

period

in

fiscal

2023,

primarily

driven

by

favorable

net

price

realization

and

mix

and

lower

input

costs,
partially

offset

by

a

decrease

in

contributions

from

volume

growth

and

an

increase

in

SG&A

expenses.

Segment

operating

profit
increased 10

percent on a

constant-currency basis in

the nine-month period

ended February 25,

2024, compared

to the same

period in
fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Feb. 25,
2024
Feb. 25, 2024 vs
Feb. 26, 2023
Feb. 26,
2023
Net sales (in millions) $ 551.7 1% $ 547.8 $ 1,669.7 3% $ 1,627.2
Contributions from volume growth (a) Flat 2 pts
Net price realization and mix Flat 1 pt
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Foodservice

net

sales

increased

1

percent

in

the

third

quarter

of

fiscal

2024,

compared

to

the

same

period

in

fiscal
2023,

driven by slightly favorable net price realization and mix and a slight increase in contributions from volume growth.
North

America

Foodservice net

sales increased

3 percent

in the

nine-month

period ended

February 25,

2024,

compared to

the same
period in fiscal 2023, driven by an increase in contributions from volume growth and favorable net price realization and mix.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 25, 2024
Contributions from organic volume growth (a) Flat 1 pt
Organic net price realization and mix Flat Flat
Organic net sales growth 1 pt 1 pt
Foreign currency exchange Flat Flat
Acquisition (b) Flat 1 pt
Net sales growth 1 pt 3 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of TNT Crust in fiscal 2023. Please see Note 2 to the Consolidated Financial Statements

in Part I, Item 1 of this report.
North America

Foodservice organic

net sales

increased 1

percent in

the third

quarter of

fiscal 2024,

compared to

the same

period in
fiscal

2023,

driven

by

slightly

favorable

organic

net

price

realization

and

mix

and

a

slight

increase

in

contributions

from

organic
volume growth.
North America Foodservice

organic net

sales increased 1

percent in the

nine-month period

ended February 25,

2024, compared

to the
same period in fiscal 2023, driven by an increase in contributions from organic volume growth.
Segment operating

profit decreased

1 percent

to $82

million in

the third

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

9

percent

to

$236

million

in

the

nine-month

period

ended

February

25,

2024,

compared

to
$218 million in

the same

period in

fiscal 2023,

primarily driven

by favorable

net price

realization and

mix, partially

offset by

higher
input costs and

an increase in SG&A

expenses.

Segment operating profit

increased 9 percent

on a constant-currency

basis in the nine-
month period ended February 25, 2024,

compared to the same period in fiscal

2023 (see the “Non-GAAP Measures” section

below for
our use of this measure not defined by GAAP).

UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate expenses

totaled $64 million in

the third quarter

of fiscal 2024, compared

to $296 million in the

same period in
fiscal

2023.

In

the

third

quarter

of

fiscal

2024,

certain

compensation

and

benefits

expenses

and

charitable

contributions

decreased
compared to the

same period last year.

In the third

quarter of fiscal 2024

,

we recorded a $26 million

net increase in expense

related to
the mark-to-market valuation

of certain commodity

positions and grain inventories

,

compared to a $67 million

net increase in expense
in the same period

last year.

We

recorded $3 million

of net losses related

to valuation adjustments

on certain corporate

investments in
the third quarter

of fiscal

2024, compared

to $20 million

of net

losses in

the third

quarter of

fiscal 2023.

In the

third quarter

of fiscal
2024,

we recorded $31 million

of net recoveries

related to a voluntary

recall on certain

international
Häagen-Dazs

ice cream products
in fiscal 2023, compared to a $1 million charge

in the same period last year.

We recorded

$1 million of restructuring charges in cost of
sales in the

third quarter of

fiscal 2023.

In addition, we

recorded $1 million

of integration costs

primarily related

to our acquisition

of
TNT Crust in the third quarter of fiscal 2023.
Unallocated corporate

expenses totaled $308

million in the

nine-month period

ended February

25, 2024, compared

to $842 million

in
the

same

period

last

year.

We

recorded

a

$6

million

net

increase

in

expense

related

to

the

mark-to-market

valuation

of

certain
commodity

positions

and

grain

inventories

in

the

nine-month

period

ended

February

25,

2024,

compared

to

a

$266

million

net
increase in expense in the same

period last year.

In the nine-month period ended February

25, 2024, certain compensation and

benefits
expenses and

charitable contributions

decreased compared

to the same

period last year.

We

recorded $25

million of net

losses related
to valuation adjustments on certain

corporate investments in the nine-month

period ended February 25, 2024,

compared to $82 million
of net

losses related

to valuation

adjustments and

the sale

of certain

corporate investments

in the

same period

last year.

In the

nine-
month period ended

February 25, 2024,

we recorded $31 million

of net recoveries related

to a voluntary recall

on certain international
Häagen-Dazs
ice

cream

products

in

fiscal

2023,

compared

to

a

$26

million

charge

in

the

same

period

last

year.

We

recorded

$17
million of restructuring

charges and $2

million of restructuring

initiative project-related costs in

cost of sales in

the nine-month period
ended February 25,

2024, compared to

$2 million of restructuring

charges in cost

of sales in the

same period last year.

In addition, we
recorded $5 million of

integration costs primarily related

to our acquisition of TNT

Crust and $2 million of

transaction costs primarily
related

to the

sale of

our

Helper

main meals

and Suddenly

Salad

side dishes

business

in the

nine-month

period ended

February

26,
2023.
LIQUIDITY

AND CAPITAL

RESOURCES
During the

nine-month period

ended February

25, 2024,

cash provided

by operations

was $2,439 million

compared to

$2,027 million
in the

same period

last year.

The $412

million increase

was mainly

driven by

a $414

million increase

in net

earnings, excluding

the
$445 million net divestitures gain in fiscal 2023.
Cash used by

investing activities during

the nine-month period

ended February 25,

2024, was $508

million compared to

cash used by
investing activities

of $6 million

for the

same period

in fiscal

2023. During

the first

quarter of

fiscal 2023,

we completed

the sale

of
the Helper main

meals and Suddenly

Salad side dishes

business for

$607 million

cash. In the

first quarter

of fiscal

2023, we

acquired
TNT

Crust

for

$252

million

cash,

net

of

cash

acquired.

In

addition,

we

spent

$486

million

on

purchases

of

land,

buildings,

and
equipment in the nine months ended February 25, 2024, compared to $351 million in the same period last year.
Cash

used

by

financing

activities

during

the

nine-month

period

ended

February

25,

2024,

was

$1,928

million

compared

to
$1,956 million of cash

used by financing activities

in the same period

in fiscal 2023. We

paid $1,028 million of

dividends in the nine-
month period

ended February 25,

2024, compared

to $967 million in

the same period

last year.

We

paid $1,602 million

for purchases
of common

stock for

treasury in

the nine-month

period ended

February 25,

2024, compared

to $1,152

million in

the same

period in
fiscal 2023.

In addition,

we had

$754 million

of net

debt issuances

in the

nine-month period

ended February

25, 2024,

compared to
$61 million of net debt issuances in the same period a year ago.

As

of

February

25,

2024,

we

had

$511 million

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

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 25, 2024:

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
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
February 25, 2024, we were in compliance with all of these covenants.

We

have

$812

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

2024, are the

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
All other intangible

asset fair values

were substantially

in excess of

the carrying

values, except for

the
True Chews

and
Uncle Toby’s
brand intangible

assets. In

addition, while

having significant

coverage as

of our

fiscal 2024

assessment date,

the
Progresso , Nudges ,
Top

Chews
,

and
EPIC

brand

intangible

assets

had

risk

of

decreasing

coverage.

We

will

continue

to

monitor

these

businesses

for
potential impairment.
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2024, the

Securities and Exchange Commission

issued final rules on

the enhancement and standardization

of climate-related
disclosures. The

rules require

disclosure of,

among other

things: material

climate-related risks;

activities to

mitigate or

adapt to

such

risks; governance

and management of

such risks; and

material greenhouse gas

(GHG) emissions from

operations owned

or controlled
(Scope

1)

and/or

indirect

emissions

from

purchased

energy

consumed

in

operations

(Scope

2).

Additionally,

the

rules

require
disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain
materiality thresholds. The rules will become effective

on a phased-in timeline starting in fiscal years beginning

in calendar year 2025,
which for us is fiscal 2026. We

are in the process of analyzing the impact of the rules on our disclosures.
In December 2023, the

Financial Accounting Standards Board

(FASB) issued

Accounting Standards Update (ASU)

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

November

2023,

the

FASB

issued

ASU

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

unit

in

fiscal

2024.

Please

see

Note

4

to

the
Consolidated Financial Statements in Part I, Item 1 of this report.
Product recall, net
Costs related to the fiscal 2023 voluntary recall of certain international Häagen-Dazs ice cream products, net of recoveries.

Restructuring charges and project-related costs
Restructuring

charges

and

project-related

costs

related

to

commercial

strategy

restructuring

actions

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Feb. 25, 2024 Feb. 26, 2023
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 910.7 17.9% $ 730.2 14.2%
Product recall, net (31.1) (0.6) % 1.1 - %
Restructuring charges 5.9 0.1% 2.1 - %
Investment activity, net 2.7 0.1% 20.1 0.4%
Mark-to-market effects 25.7 0.5% 66.6 1.3%
Project-related costs 0.5 - % - - %
Acquisition integration costs - - % 0.7 - %
Divestitures gain, net - - % (13.7) (0.3) %
Adjusted operating profit $ 914.5 17.9% $ 807.0 15.7%
Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023
In Millions
Value

Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 2,652.5 17.5% $ 2,615.6 17.4%
Goodwill impairment 117.1 0.8% - - %
Product recall, net (30.7) (0.2) % 25.5 0.2%
Restructuring charges 30.5 0.2% 16.0 0.1%
Investment activity, net 25.2 0.2% 82.1 0.5%
Mark-to-market effects 5.9 - % 266.4 1.8%
Project-related costs 1.6 - % - - %
Transaction costs 0.6 - % 2.0 - %
Acquisition integration costs 0.2 - % 5.0 - %
Divestitures gain, net - - % (444.6) (3.0) %
Adjusted operating profit $ 2,802.9 18.5% $ 2,567.9 17.0%
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

Quarter Ended Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023 Change Feb. 25, 2024 Feb. 26, 2023 Change
Operating profit as reported $ 910.7 $ 730.2 25% $ 2,652.5 $ 2,615.6 1%
Goodwill impairment - - 117.1 -
Product recall, net (31.1) 1.1 (30.7) 25.5
Restructuring charges 5.9 2.1 30.5 16.0
Investment activity, net 2.7 20.1 25.2 82.1
Mark-to-market effects 25.7 66.6 5.9 266.4
Project-related costs 0.5 - 1.6 -
Transaction costs - - 0.6 2.0
Acquisition integration costs - 0.7 0.2 5.0
Divestitures gain, net - (13.7) - (444.6)
Adjusted operating profit $ 914.5 $ 807.0 13% $ 2,802.9 $ 2,567.9 9%
Foreign currency exchange impact Flat Flat
Adjusted operating profit growth,

on a constant-currency basis
14% 9%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended Nine-Month Period Ended
Per Share Data Feb. 25, 2024 Feb. 26, 2023 Change Feb. 25, 2024 Feb. 26, 2023 Change
Diluted earnings per share, as reported $ 1.17 $ 0.92 27% $ 3.33 $ 3.28 2%
Goodwill impairment - - 0.14 -
Product recall, net (0.04) - (0.04) 0.03
Restructuring charges 0.01 - 0.04 0.02
Investment activity, net - 0.03 0.03 0.11
Mark-to-market effects 0.04 0.09 0.01 0.34
Acquisition integration costs - - - 0.01
Divestitures gain, net - (0.08) - (0.62)
Adjusted diluted earnings per share $ 1.17 $ 0.97 21% $ 3.51 $ 3.18 10%
Foreign currency exchange impact (1) pt (1) pt
Adjusted diluted earnings per share

growth, on a constant-currency basis
22% 11%
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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Feb. 25, 2024 42% (22) pts 64%
Nine-Month Period Ended Feb. 25, 2024 14% (11) pts 25%
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
Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Percentage Change in
Net Sales
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Feb. 25, 2024 8 % Flat 8%
Nine-Month Period Ended Feb. 25, 2024 5% (2) pts 7%
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

Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

Quarter Ended Feb. 25, 2024
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail (4) % Flat (4) %
International (57) % (4) pts (53) %
Pet 25 % Flat 25%
North America Foodservice (1) % Flat (1) %
Nine-Month Period Ended Feb. 25, 2024
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail
Flat Flat Flat
International 8% (6)
pts
14%
Pet 10 % Flat 10%
North America Foodservice
9%
Flat
9%
Note: Tables may not

foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Nine-Month Period Ended
Feb. 25, 2024 Feb. 26, 2023 Feb. 25, 2024 Feb. 26, 2023
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 807.6 $ 149.3 $ 653.5 $ 108.3 $ 2,351.7 $ 458.5 $ 2,403.1 $ 471.5
Goodwill impairment - - - - 117.1 34.7 - -
Product recall, net (31.1) (7.2) 1.1 0.3 (30.7) (7.1) 25.5 5.9
Restructuring charges 5.9 (1.2) 2.1 0.7 30.5 8.0 16.0 4.5
Investment activity, net 2.7 2.2 20.1 4.5 25.2 7.4 82.1 18.0
Mark-to-market effects 25.7 6.0 66.6 15.3 5.9 1.4 266.4 61.3
Project-related costs 0.5 0.1 - - 1.6 0.5 - -
Transaction costs - - - - 0.6 - 2.0 0.6
Acquisition integration costs - - 0.7 0.1 0.2 0.1 5.0 1.1
Divestitures gain, net - - (13.7) 28.7 - - (444.6) (73.2)
As adjusted $ 811.3 $ 149.4 $ 730.3 $ 157.8 $ 2,502.1 $ 503.6 $ 2,355.4 $ 489.6
Effective tax rate:
As reported 18.5% 16.6% 19.5% 19.6%
As adjusted 18.4% 21.6% 20.1% 20.8%
Sum of adjustment to income taxes $ 0.1 $ 49.5 $ 45.1 $ 18.1
Average number

of common shares
- diluted EPS 572.8 599.0 582.5 602.4
Impact of income tax adjustments
on adjusted diluted EPS $ - $ (0.08) $ (0.08) $ (0.03)
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
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of February 25, 2024,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Nine-Month
Period Ended
Feb. 25, 2024 Analysis of Change
Interest rate instruments $ 55 $ (11) Lower interest rate volatility
Foreign currency instruments 26 (11) Net price stability in portfolio
Commodity instruments 5 (3) Decrease in commodity prices
Equity instruments 2 (1) Immaterial
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

25, 2024, our disclosure

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

ended February 25, 2024, that

materially affected, or are

reasonably likely to materially

affect, our internal
control over financial reporting.
PART

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
February 25, 2024:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
November 27, 2023 -
December 31, 2023
2,167,357 $ 65.65 2,167,357 63,863,833
January 1, 2024 -
January 28, 2024
1,794,160 64.76 1,794,160 62,069,673
January 29, 2024 -

February 25, 2024
685,856 65.03 685,856 61,383,817
Total 4,647,373 $ 65.21 4,647,373 61,383,817
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

February

25,

2024,

no

director

or

officer

of

the

Company
adopted

or
terminated

a

“Rule

10b5-1
trading arrangement” or “
non-Rule
10b5-1

trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART

II. OTHER INFORMATION
Item 6. Exhibits.

3.1
By-laws of the Company (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form
8-K filed January 30, 2024).

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
2024,

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
Date: March 20, 2024 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)