Form 10-K
period 2024-05-26
GENERAL MILLS INC
filed 2024-06-26
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☑

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR
THE FISCAL YEAR ENDED
MAY 26, 2024
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
3.650% Notes due 2030
GIS30A
New York Stock Exchange
3.850% Notes due 2034
GIS34
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
Yes ☐

No
☑
Aggregate

market value

of Common

Stock held

by non-affiliates

of the

registrant, based

on the

closing price

of $65.18

per share

as
reported on

the New

York

Stock Exchange

on November

26, 2023

(the last

business day

of the

registrant’s

most recently

completed
second fiscal quarter): $
37,084

million.
Number

of

shares

of

Common

Stock

outstanding

as

of

June

10,

2024:
558,145,667

(excluding
196,467,661

shares

held

in

the
treasury).
DOCUMENTS INCORPORATED

BY REFERENCE
Portions of the registrant’s Proxy

Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

Table of Contents

Page
Part I
Item 1
Business
4
Item 1A
Risk Factors
8
Item 1B
Unresolved Staff Comments
13
Item 1C
Cybersecurity
13
Item 2
Properties
14
Item 3
Legal Proceedings
14
Item 4
Mine Safety Disclosures
15
Part II
Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities
15
Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations
16
Item 7A
Quantitative and Qualitative Disclosures About Market Risk
37
Item 8
Financial Statements and Supplementary Data
39
Item 9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
87
Item 9A
Controls and Procedures
88
Item 9B
Other Information
88
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
88
Part III
Item 10
Directors, Executive Officers and Corporate Governance
88
Item 11
Executive Compensation
88
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
89
Item 13
Certain Relationships and Related Transactions, and Director Independence
89
Item 14
Principal Accountant Fees and Services
89
Part IV
Item 15
Exhibits and Financial Statement Schedules
90
Item 16
Form 10-K Summary
93
Signatures
94

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
credit

and

product

return practices,

please

refer

to Note

2

to the

Consolidated

Financial Statements

in

Item 8

of this

report.

During
fiscal 2024, Walmart

Inc. and its affiliates (Walmart)

accounted for 22 percent of our consolidated

net sales and 30 percent of net sales
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
Dunkaroos,

Edgard

& Cooper,
Fiber One ,
Fruit by

the Foot
,
Fruit

Gushers
,
Fruit

Roll-Ups
, Gardetto’s ,
Gold

Medal
,
Golden

Grahams
, Häagen-Dazs , Kitano , Kix , Lärabar , Latina , Lucky
Charms , Muir Glen , Nature Valley ,
Nudges, Oatmeal

Crisp
,
Old El

Paso
, Pillsbury , Progresso , Tastefuls,
Total

,

Totino’s
, Trix , True
Chews,

True

Solutions,

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

shelf-stable

baking

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

2024,

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

26,

2024,

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

49 percent

of our
officer

and

director

population,

and

approximately

24

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

INFORMATION ABOUT

OUR EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of June 26, 2024.
Kofi A. Bruce
, age 54, is Chief Financial

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
Ricardo

Fernandez
, age
51,

is

Segment

President,

International.

Mr.

Fernandez

joined

General

Mills

in

2000

as

an

Associate
Marketing Manager and held various marketing roles of increasing responsibility until being named Vice

President, Marketing, Frozen
Frontier

in

2012,

Vice

President,

CPW

Marketing

in

2014,

President,

Latin

America

in

2016,

and

President,

Morning

Foods

in
January 2020. He was named to his present position in December 2023.
Paul J. Gallagher , age
56, is Chief

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

57, is

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
Dana M. McNabb , age 48,
is Group President, North America

Retail. Ms. McNabb joined General

Mills in 1999 and held a

variety of
marketing roles

in Cereal,

Snacks, Meals,

and New

Products before

becoming Vice

President, Marketing

for CPW

in 2011

and Vice
President, Marketing

for the Circle

of Champions

Business Unit

in 2015. She

became President,

U.S. Cereal

Operating Unit

in 2016,
Group President,

Europe &

Australia in

January 2020,

Chief Strategy

& Growth

Officer in

July 2021,

and was

named to

her present
position in January 2024.
Jaime

Montemayor
,

age

60,

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
Jon J. Nudi
, age 54, is Group President,

Pet, International, and North America

Foodservice. Mr.

Nudi joined General Mills in 1993 as
a

Sales

Representative

and

held

a

variety

of

roles

in

Consumer

Foods

Sales.

In

2005,

he

moved

into

marketing

roles

in

the

Meals
division

and

was

elected

Vice

President

in

2007.

Mr.

Nudi

was

named

Vice

President;

President,

Snacks,

in

2010,

Senior

Vice
President;

President,

Europe/Australasia

in

2014,

Senior

Vice

President;

President,

U.S.

Retail

in

2016

and

Group

President,

North
America Retail in 2017. He was named to his present position in January

2024.
Mark A. Pallot,
age 51,

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

LLP.
Lanette Shaffer Werner
, age 53, is Chief Innovation, Technical

and Quality Officer.

Ms. Shaffer Werner

joined General Mills in 1995
and held various R&D roles

in Frozen Desserts and

Pillsbury before serving

as Director of One Global

Dairy and Sr.

Director for One
Global

Cereal.

In

July

2021,

Ms.

Shaffer

Werner

was

named

as

Vice

President,

Innovation,

Technical

and

Quality,

U.S.

Meals

&
Baking Solutions.

She was named to her present position in June 2023.
Pankaj Sharma,
age 51, is Segment

President, North America Foodservice.

Mr. Sharma

joined General Mills in

2014 and served as

a
Marketing

Director until

2017, when

he was

named Vice

President,

Marketing,

Europe &

Australia.

He was

promoted to

President,
U.S.

Yogurt

in

May

2018

and

President,

U.S.

Meals

&

Baking

Solutions

in

July

2019.

He

was

named

to

his

current

position

in
February 2024.
Jacqueline

Williams-Roll
,

age

55,

is

Chief

Human

Resources

Officer.

In

this

capacity,

she

also

has

responsibility

for

Corporate
Communications.

Ms.

Williams-Roll

joined

General

Mills

in

1995.

She

held

human

resources

leadership

roles

in

Supply

Chain,
Finance, Marketing,

and Organization

Effectiveness and

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

57, is

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

In fiscal 2024,

Walmart

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

2024, 19

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

2024,

we

had

total

debt

and

noncontrolling

interests

of

$13.2

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

26, 2024,

we had $21.

5

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

Our

indefinite-lived

intangible

assets

are

also

tested

for

impairment

annually

and

whenever

events

or

changes

in

circumstances
indicate

that impairment

may have

occurred.

Our estimate

of the

fair value

of the

brands is

based on

a discounted

cash flow

model
using inputs

including projected

revenues from

our long-range

plan, assumed

royalty rates which

could be

payable if we

did not

own
the brands, and

a discount rate.

If current expectations

for growth

rates for sales

and margins

are not met,

or other market

factors and
macroeconomic

conditions

were

to

change,

then

our

indefinite-lived

intangible

assets

could

become

significantly

impaired.
Our Progresso ,

Nudges
,

Uncle

Toby’s
, and
True

Chews

brands

had

risk

of

decreasing

coverage

and

we

continue

to

monitor

these
businesses.

For further information

on goodwill and intangible

assets, please refer to

Note 6 to the Consolidated

Financial Statements in

Item 8 of
this report.
ITEM 1B - Unresolved Staff Comments

None.

ITEM 1C - Cybersecurity

Cybersecurity Risk Management and Strategy
Our

enterprise

risk

management

framework

considers

cybersecurity

risk

alongside

other

company

risks,

as

part

of

our

overall

risk
assessment

process.

We

leverage

an

industry-leading

framework,

the

National

Institute

of Standards

and

Technology

Cybersecurity
Framework, and assess our maturity against that framework in partnership with an independent firm on an annual basis.

We

assess

and

manage

our

cybersecurity

risk

using

various

mechanisms,

starting

with

threat

intelligence,

which

provides

us

a
necessary viewpoint to help

us identify trends, understand

how certain attacks may affect

us, and prepare for

evolutions in threat actor
behavior

that

may

require

changes

to

our

security

posture.

To

drive

readiness,

we

perform

periodic

adversarial

testing

of

our
cybersecurity

posture through

penetration

testing, using

both internal

resources

and

external expertise,

as well

as table-top

and

“red
team” exercises to understand where processes or controls may be insufficient based on adversarial techniques.
Our internal

audit team performs

regular assessments

of our

program and

selected components.

We

also leverage

retrospectives from
previous

cybersecurity

incidents

to

understand

weaknesses

and

to

improve

our

security

controls.

We

assess

our

critical

suppliers
regularly for cybersecurity risk

and prescribe remediation

activities when necessary.

As a part of

a collaborative defense approach,

we
regularly participate in multiple cybersecurity forums to share threat intelligence, best practices, and points of caution.
We

train

our

employees

through

annual

security

training,

phishing

simulations,

and

regular

communications

about

timely
cybersecurity

topics

and

threats.

We

have

a

documented

and

well-tested

cybersecurity

incident

response

plan

that

guides

us

in
responding,

containing,

and

eradicating

cybersecurity

threats

that

have

breached

our

preventative

controls.

We

regularly

practice
technical recovery,

and we maintain cybersecurity insurance.
Cybersecurity Governance
Our

cybersecurity

program

is led

by our

Chief

Digital

and Technology

Officer

(CDTO)

and

Vice

President

of

Cyber Security.

Our
Vice

President of

Cyber Security,

who reports

to our CDTO,

has a master’s

degree in

information assurance,

and more than

20 years
of experience

working in

this field,

including more

than 12

years with

General Mills.

He has

strategic and

operational responsibility
for all

aspects of

the company’s

cybersecurity program,

from how

cyber risks

are identified,

to how

General Mills

detects, responds,
contains, and recovers from cybersecurity threats.
The

Audit

Committee

of

our

Board

of

Directors

provides

oversight

for

our

cybersecurity

program.

The

Audit

Committee

receives
regular

updates

from

management

on

the

effectiveness

of

our

cybersecurity

program,

reviews

plans

on

how

management

will
continually

mature

the

program,

and

receives

updates

on

special

topics

that

help

the

committee

provide

effective

oversight

of

the
program.

Our Security

& Resilience

Governance

Committee provides

oversight

and governance

for the

company’s

cybersecurity risk

through
quarterly

meetings,

monthly

dashboard

reporting

on

management-aligned

program

performance

targets,

and

as-needed

updates

on
cybersecurity

incidents.

This

committee

is

composed

of

our

Chief

Financial

Officer,

General

Counsel,

Chief

Human

Resources
Officer, Chief Supply Chain Officer,

and CDTO.
Like

most

companies,

our

systems are

continually

subjected

to

cybersecurity

threats.

Although

we

have

not

experienced

a

material
cybersecurity breach,

we cannot guarantee

that we will

not experience

a cyber threat

or incident in

the future.

Additional information
on cybersecurity

risks we

face is included

in Item 1A

of this report,

which should

be read

in conjunction

with the

information in

this
Item 1C.

ITEM 2 - Properties

We

own

our

principal

executive

offices

and

main research

facilities,

which

are

located

in the

Minneapolis,

Minnesota

metropolitan
area. We

operate numerous

manufacturing facilities

and maintain many

sales and administrative

offices, warehouses,

and distribution
centers around the world.
As of May 26,

2024, we operated

42 facilities for

the production of

a wide variety

of food products.

Of these facilities,

26 are located
in the United

States, 4 in Latin

America and Mexico,

5 in Europe/Australia,

4 in the Greater

China region, 2

in Canada (1 of

which is
leased),

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
• Covington, Georgia • Reed City, Michigan • Cincinnati, Ohio
• Belvidere, Illinois • Fridley, Minnesota • Wellston, Ohio
• Geneva, Illinois • Hannibal, Missouri • Murfreesboro, Tennessee
• Cedar Rapids, Iowa • Albuquerque, New Mexico • Milwaukee, Wisconsin
International
• Rooty Hill, Australia • Nanjing, China • Inofita, Greece
• Campo Novo do Pareceis, Brazil • Sanhe, China • Nashik, India
• Paranavai, Brazil • Shanghai, China • San Adrian, Spain
• Pouso Alegre, Brazil • Arras, France
• Guangzhou, China • Labatut, France
Pet
• Richmond, Indiana • Joplin, Missouri
North America Foodservice
• Chanhassen, Minnesota • Joplin, Missouri • St. Charles, Missouri
• Green Bay, Wisconsin
We

operate

numerous

grain

elevators

in

the

United

States

in

support

of

our

domestic

manufacturing

activities.

We

also

utilize
approximately

17 million

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

385 (all

leased) and

franchise 389

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

2024,

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

stock is

listed on

the New

York

Stock Exchange

under the

symbol “GIS.” On

June 10, 2024,

there were

approximately
22,800 record holders of our common stock.

The

following

table

sets

forth

information

with

respect

to

shares

of

our

common

stock

that

we

purchased

during

the

fiscal

quarter
ended May 26, 2024:

Period
Total

Number
of Shares
Purchased (a)
Average Price
Paid Per Share
Total

Number of Shares
Purchased as Part of a
Publicly Announced
Program (b)
Maximum Number of
Shares that may yet
be Purchased
Under the Plans or Program
(b)
February 26, 2024 -
March 31, 2024 - $ - - 61,383,817
April 1, 2024 -
April 28, 2024 2,405,113 70.46 2,405,113 58,978,704
April 29, 2024 -
May 26, 2024 3,319,707 70.83 3,319,707 55,658,997
Total
5,724,820 $ 70.67 5,724,820 55,658,997
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
Guided by our

purpose to make

food the world

loves, we are

executing our Accelerate

strategy to drive

sustainable, profitable growth
and

top-tier

shareholder

returns

over

the

long

term.

The

strategy

focuses

on

four

pillars

to

create

competitive

advantages

and

win:
boldly

building

brands,

relentlessly

innovating,

unleashing

our

scale,

and

standing

for

good.

We

are

prioritizing

our

core

markets,
global

platforms,

and

local

gem

brands

that

have

the

best

prospects

for

profitable

growth

and

we

are

committed

to

reshaping

our
portfolio with strategic acquisitions and divestitures to further enhance our growth profile.
In

fiscal

2024,

we

experienced

a

more

challenging

category

and

competitive

backdrop

than

we

initially

expected.

As

a

result,

we
pivoted our plans and enhanced our

efficiency to generate adjusted operating

profit and adjusted diluted EPS that

were in line with our
original targeted

ranges, even

in a

slower-than-anticipated

topline growth

environment. We

delivered mixed

performance against

the
three priorities we established at the beginning of the year:

On our

priority of

competing effectively,

we did

not achieve

our objective

of holding

or growing

market share

in more

than
50

percent

of

our

global

priority

businesses.

Our

fiscal

2024

performance

was

hindered

by

an

uncertain

macroeconomic
environment, which

resulted in

greater-than-expected value

-seeking behaviors

by consumers.

Our organic

net sales

declined
1 percent

for the

year,

with a

decrease

in contributions

from organic

volume growth,

partially offset

by favorable

net price
realization and mix in response to 4 percent input cost inflation.

We

successfully

improved

our supply

chain efficiency,

including generating

industry-leading

Holistic Margin

Management
(HMM)

cost

savings

and

removing

significant

disruption-related

costs

from

the

supply

chain.

These

efforts

allowed

us

to
continue to invest in our

brands and in leading capabilities, such

as digital and technology capabilities,

that will be critical for
driving future growth.
We

maintained our disciplined

approach to capital allocation,

driving increased

operating cash flow that

we used to grow our
capital

investment

level,

raise

our

dividend,

and

increase

our

share

repurchase

activity.

We

also

continued

to

reshape

our
portfolio, including closing on acquisitions

that further improved our portfolio’s

ability to generate profitable growth

over the
long term.

Our consolidated

net sales

for fiscal

2024

decreased 1

percent to

$19,857 million. On

an organic

basis, net

sales decreased

1 percent
compared to

year-ago levels.

Operating profit

of $3,432 million

essentially matched

fiscal 2023.

Adjusted operating

profit of

$3,603
million increased

4 percent

on a

constant-currency basis.

Diluted EPS

of $4.31

matched fiscal

2023 results.

Adjusted diluted

EPS of
$4.52 increased

6 percent on

a constant-currency

basis (See the

“Non-GAAP Measures”

section below

for a description

of our use

of
measures not defined by generally accepted accounting principles (GAAP)).
Net cash

provided by

operations totaled

$3,303 million in

fiscal 2024,

representing a

conversion rate

of 131

percent of

net earnings,
including earnings attributable

to redeemable and noncontrolling

interests. This cash generation

supported capital investments

totaling
$774

million, and our resulting free cash flow was $2,528

million at a conversion rate of 96 percent of adjusted

net earnings, including
earnings attributable

to redeemable

and noncontrolling

interests. We

returned cash

to shareholders

through dividends

totaling $1,363
million and

net share

repurchases totaling

$1,977 million

(See the

“Non-GAAP Measures”

section below

for a description

of our use
of measures not defined by GAAP).

A

detailed

review

of

our

fiscal

2024

performance

compared

to

fiscal

2023

appears

below

in

the

section

titled

“Fiscal

2024
Consolidated Results of Operations.” A detailed review of

our fiscal 2023

performance compared to our fiscal 2022

performance is set
forth

in Part

II, Item

7 of

our Form

10-K for

the fiscal

year

ended

May 28, 2023

under the

caption

“Management’s

Discussion and
Analysis of

Financial Condition

and Results

of Operations

– Fiscal

2023

Results of

Consolidated Operations,”

which is incorporated
herein by reference.
In fiscal 2025, we plan to continue advancing our Accelerate strategy. Our key

priorities are to accelerate our organic net sales growth,
create fuel for

investment, and drive

strong cash generation. Amid

a continued uncertain

macroeconomic backdrop

for consumers, we
expect volume

trends in

our categories

will gradually

improve over

the course

of the

year, though

full-year category

dollar growth

is
expected to

be below our

long-term growth

projections. We

expect to

increase our

organic net

sales growth

by delivering

remarkable
experiences across

our leading

food brands,

resulting in

improved household

penetration and

stronger market

share trends

versus the
prior year. Our fiscal 2025

plan calls for product news and innovation focused

on taste, health, convenience, and value, supported with
strong

brand

campaigns

and

omnichannel

visibility.

We

expect

to

generate

HMM

cost

savings

of

roughly

4

to

5

percent

of

cost

of
goods sold,

which we

expect to

exceed our

forecast for

3 to 4

percent input

cost inflation

in fiscal 2025.

We

expect to

reinvest in

the
business, including plans for increased brand-building investment in fiscal 2025 to drive improved volume performance.
Based on these assumptions, our key full-year fiscal 2025 targets are summarized below:
● Organic net sales are expected to range between flat and up 1 percent.
●
Adjusted operating

profit is expected

to range between

down 2 percent

and flat in

constant-currency from

the base of $3,603
million reported in fiscal 2024.
●
Adjusted diluted

EPS is

expected to

range between

down 1

percent and

up 1

percent in

constant-currency

from the

base of
$4.52 earned in fiscal 2024.
●
Free cash flow conversion is expected to be at least 95 percent of adjusted after-tax earnings.
See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
Certain terms used throughout this report are defined in a glossary in Item 8 of this report.
FISCAL 2024 CONSOLIDATED

RESULTS

OF OPERATIONS
In

fiscal

2024,

net

sales

and

organic

net

sales

decreased

1

percent

compared

to

fiscal

2023.

Operating

profit

of

$3,432

million
essentially

matched

fiscal

2023,

primarily

driven

by

a

net

gain

on

divestitures

in

fiscal

2023,

higher

impairment

and

restructuring
charges, a decrease

in contributions from volume

growth, and higher

input costs, partially offset

by favorable net price

realization and
mix,

a

favorable

change

in

the

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories,

and

lower

selling,
general, and

administrative

(SG&A) expenses,

including

a decrease

in certain

compensation and

benefits

expenses. Operating

profit
margin

of

17.3

percent

increased

20

basis

points.

Adjusted

operating

profit

of

$3,603

million

increased

4

percent

on

a

constant-
currency

basis,

primarily

driven

by

favorable

net

price

realization

and

mix

and

a

decrease

in

SG&A

expenses,

including

certain
compensation

and

benefits

expenses,

partially

offset

by

a

decrease

in

contributions

from

volume

growth

and

higher

input

costs.
Adjusted operating

profit margin

increased 90

basis points

to 18.1

percent. Diluted

earnings per

share of

$4.31 matched

fiscal 2023.
Adjusted diluted earnings per

share of $4.52 increased

6 percent on a constant

-currency basis (see the “Non-GAAP

Measures” section
below for a description of our use of measures not defined by GAAP).
A summary of our consolidated financial results for fiscal 2024 follows:
Fiscal 2024
In millions,
except per
share
Fiscal 2024 vs.
Fiscal 2023
Percent of Net
Sales
Constant-
Currency
Growth (a)
Net sales $ 19,857.2 (1) %
Operating profit 3,431.7 Flat 17.3%
Net earnings attributable to General Mills 2,496.6 (4) %
Diluted earnings per share $ 4.31 Flat
Organic net sales growth rate (a) (1) %
Adjusted operating profit (a) 3,602.7 4% 18.1% 4%
Adjusted diluted earnings per share (a) $ 4.52 5% 6%
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by

GAAP.

Consolidated

net sales
were as follows:

Fiscal 2024
Fiscal 2024 vs.
Fiscal 2023 Fiscal 2023
Net sales (in millions) $ 19,857.2 (1) % $ 20,094.2
Contributions from volume growth (a) (3) pts
Net price realization and mix 2 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Net

sales

in

fiscal

2024

decreased

1

percent

compared

to

fiscal

2023,

driven

by

a

decrease

in

contributions

from

volume

growth,
partially offset by favorable net price realization and mix.
Components of organic net sales growth are shown in the following table:
Fiscal 2024 vs. Fiscal 2023
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 2 pts
Organic net sales growth (1) pt
Foreign currency exchange Flat
Acquisitions and divestitures Flat
Net sales growth (1) pt
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

in

fiscal

2024

decreased

1

percent

compared

to

fiscal

2023,

driven

by

a

decrease

in

contributions

from

organic
volume growth, partially offset by favorable organic

net price realization and mix.
Cost of sales
decreased $623 million in

fiscal 2024 to $12,925

million. The decrease

was primarily driven

by a $360 million

decrease
due to

lower volume,

partially offset

by an

$80 million

increase attributable

to product

rate and

mix. We

recorded a

$39 million

net
decrease

in

cost

of

sales

related

to

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories

in

fiscal

2024,
compared to a net increase

of $292 million in fiscal

2023

(please see Note 8 to the

Consolidated Financial Statements

in Item 8 of this
report

for

additional

information).

In

fiscal

2023,

we

recorded

a

$25

million

charge

related

to

a

voluntary

recall

on

certain
international Häagen-Dazs
ice cream

products. We

also recorded

$18 million

of restructuring

charges and

$2 million

of restructuring
initiative

project-related

costs

in

cost

of

sales

in

fiscal

2024

compared

to

$5

million

of

restructuring

charges

and

$2

million

of
restructuring initiative

project-related costs in

cost of sales

in fiscal 2023

(please see Note

4 to the

Consolidated Financial

Statements
in Item 8 of this report for additional information).
Gross

margin
increased

6

percent

in

fiscal

2024

compared

to

fiscal

2023.

Gross

margin

as

a

percent

of

net

sales

of

34.9

percent
increased 230 basis points compared to fiscal 2023.

SG&A expenses

decreased $241

million to

$3,259 million in

fiscal 2024

compared to

fiscal 2023

primarily

driven by

a decrease

in
certain compensation

and benefits expenses,

favorable net corporate

investment activity,

a legal recovery,

and net recoveries

from the
fiscal

2023

voluntary

recall

on

certain

international
Häagen-Dazs
ice

cream

products.

SG&A

expenses

as

a

percent

of

net

sales

in
fiscal 2024 decreased 100 basis points compared to fiscal 2023.
Divestitures

gain, net

totaled $445

million in

fiscal 2023
primarily related

to the

sale of our

Helper main

meals and

Suddenly Salad
side dishes business (please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report).
Restructuring, impairment, and other exit costs
totaled $241 million in fiscal 2024

compared to $56 million in fiscal 2023. In fiscal
2024, we recorded

a $117

million non-cash goodwill

impairment charge

related to our

Latin America reporting

unit and $103

million
of non-cash impairment charges

related to our
Top

Chews
, True Chews , and EPIC

brand intangible assets. In fiscal 2024,

we approved
restructuring actions to

enhance the go-to-market

commercial strategy and

associated organizational

structure of our

Pet segment, and
as

a

result,

we

recorded

$17

million

of

charges

in

fiscal

2024.

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

$76

million

in

fiscal

2024

compared

to

$89 million

in

fiscal

2023,

primarily

reflecting
higher interest

costs, partially

offset by

lower amortization

of losses

(please see

Note 14

to the

Consolidated Financial

Statements in
Item 8 of this report for additional information).
Interest,

net
for

fiscal

2024

totaled

$479 million,

$97 million

higher

than

fiscal

2023,

primarily

driven

by higher

interest rates

and
higher average long-term debt levels.
Our effective tax rate
for fiscal 2024 was 19.6 percent compared

to 19.5 percent in fiscal 2023.

The 0.1 percentage point increase was
primarily driven

by certain nonrecurring

tax benefits in

fiscal 2023, partially

offset by favorable

earnings mix by

jurisdiction in fiscal
2024.

Our adjusted

effective

tax rate

was 20.1

percent in

fiscal 2024

compared

to 20.4

percent in

fiscal 2023

(see the

“Non-GAAP
Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.3

percentage

point

decrease

was
primarily due to favorable earnings mix by jurisdiction in fiscal 2024.
After-tax

earnings

from

joint

ventures
increased

to

$85 million

in

fiscal

2024

compared

to

$81

million

in

fiscal

2023,

primarily
driven by

higher net

sales due

to favorable

net price

realization

and mix

at CPW,

partially

offset

by higher

input costs

at CPW

and
HDJ.

On

a

constant-currency

basis,

after-tax

earnings

from

joint

ventures

increased

14

percent

(see

the

“Non-GAAP

Measures”
section below for a

description of our use

of measures not defined

by GAAP). The components

of our joint ventures’

net sales growth
are shown in the following table:
Fiscal 2024 vs. Fiscal 2023 CPW HDJ Total
Contributions from volume growth (a) (7) pts (6) pts
Net price realization and mix 15 pts 8 pts
Net sales growth in constant currency 8 pts 1 pt 7 pts
Foreign currency exchange (2) pts (7) pts (3) pts
Net sales growth 6 pts (6) pts 4 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Net

earnings

attributable

to

redeemable

and

noncontrolling

interests

increased

to

$22

million

in

fiscal

2024

compared

to

$16
million in fiscal 2023.
Average diluted shares

outstanding
decreased by 22 million in fiscal 2024 from fiscal 2023 primarily due to share repurchase

s.

RESULTS

OF SEGMENT OPERATIONS
Our businesses are organized into four operating segments: North

America Retail, International, Pet, and North America Foodservice

.
The following tables provide

the dollar amount and percentage

of net sales and operating

profit from each segment for

fiscal 2024 and
fiscal 2023:
Fiscal Year
2024 2023
In Millions Dollars Percent of Total Dollars Percent of Total
Net Sales
North America Retail $ 12,473.4 63% $ 12,659.9 63%
International 2,746.5 14 2,769.5 14
Pet 2,375.8 12 2,473.3 12
North America Foodservice 2,258.7 11 2,191.5 11
Total $ 19,854.4 100% $ 20,094.2 100%
Segment Operating Profit
North America Retail $ 3,080.4 77% $ 3,181.3 78%
International 125.2 3 161.8 4
Pet 485.9 12 445.5 11
North America Foodservice 315.5 8 290.0 7
Total $ 4,007.0 100% $ 4,078.6 100%

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
North America Retail net sales were as follows:
Fiscal 2024
Fiscal 2024 vs. 2023
Percentage Change Fiscal 2023
Net sales (in millions) $ 12,473.4 (1) % $ 12,659.9
Contributions from volume growth (a) (5) pts
Net price realization and mix 3 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

The

1

percent

decrease

in

North

America

Retail

net

sales

for

fiscal

2024

was

driven

by

a

decrease

in

contributions

from

volume
growth,

partially offset by favorable net price realization and mix.
The components of North America Retail organic net

sales growth are shown in the following table:
Fiscal 2024 vs. 2023
Percentage Change
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix 3 pts
Organic net sales growth (1) pt
Foreign currency exchange Flat
Net sales growth (1) pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North

America

Retail

organic

net

sales

decreased

1

percent

in

fiscal

2024

compared

to

fiscal

2023,

driven

by

a

decrease

in
contributions from organic volume growth, partially

offset by an increase in organic net price realization and

mix.
Net sales for our North America Retail operating units are shown in the following table:
In Millions Fiscal 2024
Fiscal 2024 vs. 2023
Percentage Change Fiscal 2023
U.S. Meals & Baking Solutions $ 4,324.3 (2) % $ 4,426.3
U.S. Morning Foods 3,561.8 (2) % 3,620.1
U.S. Snacks 3,538.9 (2) % 3,611.0
Canada (a) 1,048.4 5% 1,002.5
Total $ 12,473.4 (1) % $ 12,659.9
(a)
On a constant

currency basis, Canada

operating unit net

sales increased 6

percent in fiscal

2024. See the

“Non-GAAP Measures”
section below for our use of this measure not defined by GAAP.
Segment

operating

profit

decreased

3

percent

to $3,080

million

in

fiscal

2024

compared

to

$3,181

million

in

fiscal

2023,

primarily
driven by

higher input

costs, a

decrease in

contributions from

volume growth,

and an increase

in SG&A

expenses, partially

offset by
favorable

net

price

realization

and

mix.

Segment

operating

profit

decreased

3

percent

on

a

constant-currency

basis

in

fiscal

2024
compared to fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

INTERNATIONAL SEGMENT
Our International

operating segment

reflects retail

and foodservice

businesses outside

of the

United States

and Canada.

Our product
categories include

super-premium ice

cream and

frozen desserts,

meal kits,

salty snacks,

snack bars,

dessert and

baking mixes,

shelf-
stable

vegetables,

and

pet

food

products.

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
International net sales were as follows:
Fiscal 2024
Fiscal 2024 vs. 2023
Percentage Change Fiscal 2023
Net sales (in millions) $ 2,746.5 (1) % $ 2,769.5
Contributions from volume growth (a) (3) pts
Net price realization and mix 1 pt
Foreign currency exchange 1 pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
The

1

percent

decrease

in

International

net

sales

in

fiscal

2024

was

driven

by

a

decrease

in

contributions

from

volume

growth,
partially offset by favorable net price realization and mix

and favorable foreign currency exchange.
The components of International organic net sales growth

are shown in the following table:
Fiscal 2024 vs. 2023
Percentage Change
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 1 pt
Organic net sales growth (2) pts
Foreign currency exchange 1 pt
Net sales growth (1) pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
The 2

percent decrease

in International

organic net

sales growth

in fiscal

2024 compared

to fiscal

2023 was

driven by

a decrease

in
contributions from organic volume growth, partially offset

by favorable organic net price realization and mix.
Segment operating

profit decreased

23 percent

to $125 million

in fiscal

2024 compared

to $162

million in

2023, primarily

driven by
higher input

costs and a

decrease in contributions

from volume growth

,

partially offset

by favorable net

price realization

and mix, the
voluntary recall

on certain international
Häagen-Dazs

ice cream products

in fiscal 2023,

and a decrease

in SG&A expenses.

Segment
operating

profit

decreased

20

percent

on

a

constant-currency

basis

in

fiscal

2024

compared

to

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

and textures and cuts for wet foods.

Pet net sales were as follows:
Fiscal 2024
Fiscal 2024 vs. 2023
Percentage Change Fiscal 2023
Net sales (in millions) $ 2,375.8 (4) % $ 2,473.3
Contributions from volume growth (a) (7) pts
Net price realization and mix 3 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Pet net

sales decreased

4 percent

in fiscal

2024 compared

to fiscal

2023, driven

by a

decrease in

contributions from

volume growth,
partially offset by favorable net price realization and mix.
The components of Pet organic net sales growth are shown in the following table:
Fiscal 2024 vs. 2023
Percentage Change
Contributions from organic volume growth (a) (7) pts
Organic net price realization and mix 3 pts
Organic net sales growth (4) pts
Foreign currency exchange Flat
Net sales growth (4) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
The 4

percent decrease

in Pet organic

net sales

growth in

fiscal 2024

was driven

by a

decrease in

contributions from

organic volume
growth, partially offset by favorable organic net

price realization and mix.
Pet operating

profit increased

9 percent

to $486 million

in fiscal

2024, compared

to $446 million

in fiscal

2023, primarily

driven by
favorable net

price realization

and mix

and lower

input costs, partially

offset by

a decrease

in contributions

from volume

growth and
an increase in

SG&A expenses. Segment

operating profit increased

9 percent on

a constant-currency basis

in fiscal 2024

compared to
fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
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
North America Foodservice net sales were as follows:
Fiscal 2024
Fiscal 2024 vs. 2023
Percentage Change Fiscal 2023
Net sales (in millions)

$ 2,258.7 3% $ 2,191.5
Contributions from volume growth (a) 2 pts
Net price realization and mix 1 pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

North America

Foodservice net

sales increased

3 percent

in fiscal

2024,

driven by

an increase

in contributions

from volume

growth
and favorable net price realization and mix.

The components of North America Foodservice organic

net sales growth are shown in the following table:
Fiscal 2024 vs. 2023
Percentage Change
Contributions from organic volume growth (a) 2 pts
Organic net price realization and mix 1 pt
Organic net sales growth 2 pts
Foreign currency exchange Flat
Acquisition (b) 1 pt
Net sales growth 3 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the standard weight of our product shipments.
(b)
Acquisition

of

TNT

Crust

in

fiscal

2023.

Please

see

Note

3

to

the

Consolidated

Financial

Statements

in

Part

II,

Item

8

of

this
report.
The

2

percent

increase

in

North

America

Foodservice

organic

net

sales

growth

in

fiscal

2024

was

driven

by

an

increase

in
contributions from organic volume growth and favorable

organic net price realization and mix.
Segment operating profit

increased 9 percent to $316

million in fiscal 2024,

compared to $290 million

in fiscal 2023, primarily

driven
by favorable

net price realization

and mix

and an increase

in contributions

from volume growth

,

partially offset

by higher

input costs
and

an

increase

in

SG&A

expenses.

Segment

operating

profit

increased

9

percent

on

a

constant-currency

basis

in

fiscal

2024
compared to fiscal 2023 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED CORPORATE

ITEMS
Unallocated

corporate

items

include

corporate

overhead

expenses,

variances

to

planned

domestic

employee

benefits

and

incentives,
certain

charitable

contributions,

restructuring

initiative project-related

costs,

gains and

losses on

corporate

investments,

results

from
certain

businesses

managed

by

our

Gold

Medal

Ventures

entity,

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
Unallocated corporate

expense totaled

$334 million

in fiscal

2024, compared

to $1,033

million last

year.

We

recorded a

$39 million
net decrease

in expense

related to

the mark-to-market

valuation of

certain commodity

positions and

grain inventories

in fiscal

2024,
compared

to

a

$292

million

net

increase

in

expense

last

year.

In

fiscal

2024,

certain

compensation

and

benefits

expenses

and
charitable contributions decreased compared to fiscal 2023.

We recorded

$18 million of net losses related to valuation adjustments and the sale of

corporate investments in

fiscal 2024, compared

to $84 million

of net losses

in fiscal 2023.

In fiscal 2024,

we recorded $30
million

of

net

recoveries

related

to

a

voluntary

recall

on

certain

international
Häagen-Dazs

ice

cream

products

in

fiscal

2023,
compared to a

$22 million charge

in fiscal 2023.

We

recorded a $53 million

legal recovery in

fiscal 2024. In

fiscal 2024, we

recorded
$14

million

of

transaction

costs,

primarily

related

to

our

acquisition

of

a

pet

food

business

in

Europe.

We

recorded

$6

million

of
integration costs primarily related

to our acquisition of TNT

Crust in fiscal 2023. In

addition, we recorded $18 million

of restructuring
charges

and

$2

million

of

restructuring

initiative

project-related

costs

in

cost

of

sales

in

fiscal

2024,

compared

to

$5

million

of
restructuring charges and $2 million of restructuring

initiative project-related costs in cost of sales in fiscal 2023.

IMPACT OF INFLATION
We

experienced

broad-based

global

input

cost

inflation

of

4

percent

in

fiscal

2024

and

13

percent

in

fiscal

2023.

We

expect
approximately

3

to

4

percent

input

cost

inflation

in

fiscal

2025.

We

attempt

to

minimize

the

effects

of

inflation

through

HMM,
Strategic

Revenue

Management

(SRM),

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

26,

2024,

we had

$330

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

Cash Flows from Operations
Fiscal Year
In Millions 2024 2023
Net earnings, including earnings attributable to redeemable and noncontrolling interests
$ 2,518.6 $ 2,609.6
Depreciation and amortization 552.7 546.6
After-tax earnings from joint ventures (84.8) (81.3)
Distributions of earnings from joint ventures 50.4 69.9
Stock-based compensation 95.3 111.7
Deferred income taxes (48.5) (22.2)
Pension and other postretirement benefit plan contributions (30.1) (30.1)
Pension and other postretirement benefit plan costs (27.0) (27.6)
Divestitures gain, net - (444.6)
Restructuring, impairment, and other exit costs 223.5 24.4
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
10.6 (48.9)
Other, net 41.9 71.1
Net cash provided by operating activities $ 3,302.6 $ 2,778.6
During

fiscal

2024,

cash

provided

by

operations

was

$3,303

million

compared

to

$2,779 million

in

the

same

period

last

year.

The
$524 million increase was primarily

driven by a $354 million increase in

net earnings, excluding the $445

million net divestitures gain
in fiscal 2023 and a $199 million change in restructuring, impairment, and other exit costs.
We

strive

to

grow

core

working

capital

at

or

below

the

rate

of

growth

in

our

net

sales.

For

fiscal

2024,

core

working

capital

net
liability

increased

16

percent,

compared

to

a

net

sales

increase

of

1

percent.

The

core

working

capital

net

liability

increased

$54
million from a

net liability of

$339 million in

fiscal 2023 to

a net liability of

$393

million in fiscal

2024. The $54

million net liability
increase was primarily due to a decrease in inventory,

partially offset by a decrease in accounts payable in fiscal 2024.
Cash Flows from Investing Activities
Fiscal Year
In Millions 2024 2023
Purchases of land, buildings, and equipment $ (774.1) $ (689.5)
Acquisitions, net of cash acquired (451.9) (251.5)
Investments in affiliates, net (2.7) (32.2)
Proceeds from disposal of land, buildings, and equipment 0.8 1.3
Proceeds from divestitures, net of cash divested - 633.1
Other, net 30.5 (7.6)
Net cash used by investing activities $ (1,197.4) $ (346.4)
In

fiscal

2024,

we

used

$1,197 million

of

cash

through

investing

activities

compared

to

$346 million

in

fiscal

2023.

We

invested
$774 million in land, buildings, and equipment in fiscal 2024, an increase of $85 million from fiscal 2023.

During

fiscal

2024,

we

acquired

a

pet

food

business

in

Europe

for

$426

million

cash,

net

of

cash

acquired.

We

expect

to

pay

an
additional amount of

approximately $8 million related

to a holdback in

the first quarter of

fiscal 2025, contingent

upon certain closing
requirements.

During

fiscal

2023,

we

acquired

TNT

Crust

for

$252

million

cash,

net

of

cash

acquired.

During

fiscal

2023,

we
completed the sale of our Helper main meals and Suddenly Salad side dishes business es for cash proceeds of $607 million.
We

expect

capital

expenditures

to

be

approximately

3.5

percent

of

reported

net

sales

in

fiscal

2025.

These

expenditures

will

fund
initiatives that are expected to fuel growth, support innovative products,

and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities
Fiscal Year
In Millions 2024 2023
Change in notes payable $ (20.5) $ (769.3)
Issuance of long-term debt 2,065.2 2,324.4
Payment of long-term debt (901.5) (1,421.7)
Proceeds from common stock issued on exercised options 25.5 232.3
Purchases of common stock for treasury (2,002.4) (1,403.6)
Dividends paid (1,363.4) (1,287.9)
Distributions to noncontrolling and redeemable interest holders (21.3) (15.7)
Other, net (53.9) (62.6)
Net cash used by financing activities $ (2,272.3) $ (2,404.1)
Financing activities used

$2.3 billion of cash in

fiscal 2024 compared to

$2.4 billion in fiscal 2023.

We

had $1,143 million of net

debt
issuances in

fiscal 202

4

compared to

$133 million

of net

debt issuances

in fiscal

2023.

For more

information

on our

debt

issuances
and payments, please refer to Note 9 to the Consolidated Financial Statements in

Item 8 of this report.
During

fiscal

2024,

we

received

$26 million

of

net

proceeds

from

common

stock

issued

on

exercised

options

compared

to
$232 million in fiscal 2023.
During fiscal 2024, we

repurchased 29 million shares

of our common stock for

$2,002 million. During fiscal 2023,

we repurchased 18
million shares of our common stock for $1,404 million.

Dividends paid in fiscal 2024 totaled

$1,363 million, or $2.36 per share.

Dividends paid in fiscal 2023

totaled $1,288 million, or $2.16
per share.

Selected Cash Flows from Joint Ventures
Selected cash flows from our joint ventures are set forth in the following table:
Fiscal Year
Inflow (Outflow), in Millions 2024 2023
Investments in affiliates, net $ (2.7) $ (32.2)
Dividends received 50.4 69.9

The following table details the fee-paid committed and uncommitted credit lines we had available as of May 26, 2024:
In Billions Facility Amount Borrowed Amount
Committed credit facility expiring April 2026 $ 2.7 $ -
Uncommitted credit facilities 0.7 -
Total committed

and uncommitted credit facilities
$ 3.4 $ -
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
We

have material

contractual obligations

that arise

in the

normal course

of business

and we

believe that

cash flows

from operations
will be adequate to meet our liquidity and capital needs for at least the next 12 months.
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
May 26, 2024, we were in compliance with all of these covenants.

We

have $1,614

million of

long-term debt

maturing in

the next

12 months

that is

classified as

current, including

$800 million

of 4.0
percent fixed-rate notes due April 17, 2025, and

€750 million of floating-rate notes due November 8,

2024. We believe

that cash flows

from operations,

together with

available short-

and long-term

debt financing,

will be

adequate to meet

our liquidity

and capital

needs
for at least the next 12 months.
As of May

26, 2024,

our total debt,

including the

impact of derivative

instruments designated

as hedges, was

85 percent

in fixed-rate
and 15

percent in

floating-rate instruments,

compared to

80 percent

in fixed-rate

and 20

percent in

floating-rate instruments

on May
28, 2023.

The

third-party

holder

of

the

General

Mills

Cereals,

LLC

(GMC)

Class A

Interests

receives

quarterly

preferred

distributions

from
available net

income based

on the application

of a

floating preferred

return rate

to the

holder’s capital

account balance

established in
the most recent

mark-to-market valuation

(currently $252 million). The

floating preferred return

rate on GMC’s

Class A Interests

was
the

sum

of

three-month

Term

SOFR

plus

186

basis

points.

On

June

1,

2024,

the

floating

preferred

return

rate

on

GMC’s

Class

A
Interests was

reset to

the sum

of the

three-month Term

SOFR plus

261 basis

points. The

preferred return

rate is

adjusted every

three
years through a negotiated agreement with the Class A Interests holder or through a remarketing auction.
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

$425
million

as

of

May

26,

2024,

and

$394

million

as

of

May

28,

2023.

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

rate.

As of

May

26,

2024,

we

had

$22 billion

of

goodwill

and

indefinite-lived

intangible

assets. While

we

currently

believe

that

the

fair
value of each

intangible exceeds its carrying

value,

and that those intangibles

will contribute indefinitely

to our cash flows,

materially
different

assumptions

regarding

future performance

of our

businesses

or

a different

weighted-average

cost

of capital

could

result

in
material impairment losses

and amortization expense.

We

performed our fiscal

2024 assessment of

our intangible assets

as of the first
day of

the second

quarter of

fiscal 2024.

As a result

of lower

future profitability

projections for

our Latin

America reporting

unit, we
determined

that

the

fair

value

of

the

reporting

unit

was

less

than

its

book

value

and

recorded

a

$117

million

non-cash

goodwill
impairment charge.

In addition, during the fourth

quarter of fiscal 2024, we executed

our fiscal 2025 planning process and

preliminary
long-range planning

process, which

resulted in

lower future

sales and

profitability

projections for

the businesses

supporting

our
Top
Chews ,
True

Chews,

and
EPIC

brand

intangible

assets.

As

a

result

of

this

triggering

event,

we

performed

an

interim

impairment
assessment of

these assets as

of May 26,

2024, and determined

that the fair

value of these

brand intangible

assets no longer

exceeded
the

carrying

values

of

the

respective

assets,

resulting

in

$103

million

of

non-cash

impairment

charges.

We

recorded

impairment
charges in restructuring,

impairment, and other

exit costs in our

Consolidated Statements of

Earnings. Our estimates

of the fair

values
were

determined

based

on

a

discounted

cash

flow

model

using

inputs

which

included

our

long-range

cash

flow

projections

for

the
businesses,

royalty

rates,

weighted-average

cost

of capital

rates,

and

tax rates.

These

fair value

s

are Level

3 assets

in

the

fair value
hierarchy.

All other intangible

asset fair values

were substantially

in excess of

the carrying

values, except for

the
Uncle Toby’s brand intangible
asset. In

addition,

while having

significant coverage

as of

our fiscal

2024

assessment date,

the
Progresso , Nudges ,

and True

Chews
brand intangible assets had risk of decreasing coverage. We

will continue to monitor applicable businesses for potential impairment

.
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
Our

historical

investment

returns

(compound

annual

growth

rates)

for

our

United

States

defined

benefit

pension

and

other
postretirement benefit

plan assets

were 0.6

percent in

the 1-year

period ended

May 26,

2024, and

returns of

2.3 percent,

4.5 percent,
7.5 percent, and 6.8 percent for the 5, 10, 15, and 20-year periods ended

May 26, 2024.
On a weighted-average basis, the

expected rate of return for all

defined benefit plans was 7.13

percent for fiscal 2024, 6.70

percent for
fiscal 2023, and 5.85 percent for fiscal 2022. For

fiscal 2025,

we increased our weighted-average expected rate of

return on plan assets
for our principal

defined benefit pension

and other postretirement

plans in the

United States to

7.70 percent due

to higher prospective
long-term asset returns primarily on fixed income investments.
Lowering

the

expected

long-term

rate

of

return

on

assets

by

100

basis

points

would

increase

our

net

pension

and

postretirement
expense by $58 million for

fiscal 2025. A market-related

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
Our weighted-average discount rates were as follows:
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Effective rate for fiscal 2025 service costs 5.58% 5.48% 5.37%
Effective rate for fiscal 2025 interest costs 5.40% 5.28% 5.05%
Obligations as of May 31, 2024 5.52% 5.52% 5.05%
Effective rate for fiscal 2024 service costs 5.27% 5.15% 5.00%
Effective rate for fiscal 2024 interest costs 5.06% 4.96% 4.61%
Obligations as of May 31, 2023 5.18% 5.19% 4.55%
Effective rate for fiscal 2023 service costs 4.57% 4.41% 3.69%
Effective rate for fiscal 2023 interest costs 4.03% 3.80% 3.35%
Lowering

the

discount

rates

by

100

basis

points

would

increase

our

net

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit plan expense

for fiscal 2025 by approximately

$29 million. All obligation-related

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

2024. Rates

are graded

down
annually until

the ultimate

trend rate

of 4.5

percent is

reached in

2033 for

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

2024,

we

recorded

net

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plan

income

of
$11 million

compared to

$6 million of

income in

fiscal 2023

and $26 million

of income

in fiscal

2022. As

of May

26, 2024,

we had
cumulative unrecognized

actuarial net losses of

$2 billion on our

defined benefit pension plans

and cumulative unrecognized

actuarial
net gains of

$185 million on our

postretirement and postemployment

benefit plans. These

net unrecognized actuarial

losses will result
in

increases

in

our

future

net

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

2024,

the SEC

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
The SEC

has issued

a stay

on the

final rules

due to

litigation and

the effective

date is

delayed indefinitely.

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

In

November

2023,

the

FASB

issued

ASU

2023-07

requiring

enhanced

segment

disclosures.

The

ASU

requires

disclosure

of
significant

segment

expenses

regularly

provided

to

the

chief

operating

decision

maker

(CODM)

included

within

segment

operating
profit

or

loss.

Additionally,

the

ASU

requires

a

description

of

how

the

CODM

utilizes

segment

operating

profit

or

loss

to

assess
segment performance.

The requirements

of the

ASU are effective

for annual

periods beginning

after December

15, 2023,

and interim
periods within

fiscal years

beginning after

December 15,

2024. For

us, annual

reporting requirements

will be

effective for

our fiscal
2025 and

interim reporting

requirements will

be effective

beginning with

our first

quarter of

fiscal 2026.

Early adoption

is permitted
and retrospective

application is

required

for all

periods presented.

We

are in

the process

of analyzing

the impact

of the

ASU on

our
related disclosures.
In December of 2021, the Organization for Economic Cooperation

and Development (OECD) established a framework, referred to as
Pillar 2, designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. The earliest effective date is for taxable years beginning after December 31, 2023, which for us is fiscal 2025.

Numerous countries have already enacted the OECD model rules, and several other countries have drafted legislation.

We do not

expect this legislation to have a material impact on our consolidated financial statements. We will continue to monitor and
evaluate new legislation and guidance, which could change our current assessment.

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
Goodwill and other intangible assets impairments
Non-cash

goodwill

and

other intangible

assets impairment

charges

related

to

our

Latin America

reporting

unit

and

our
Top

Chews
,
True Chews , and EPIC

brand intangible

assets in fiscal 2024.

Please see Note

6 to the Consolidated

Financial Statements in

Item 8 of
this report.

Legal recovery
Legal recovery recorded in fiscal 2024.

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

in

fiscal

2024.

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
Transaction costs
Transaction

costs

primarily

related

to

the

acquisition

of

a

pet

food

business

in

Europe

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:
Fiscal Year
2024 2023 Change
Operating profit as reported $ 3,431.7 $ 3,433.8 Flat
Goodwill and other intangible assets impairments 220.2 -
Legal recovery (53.2) -
Mark-to-market effects (39.1) 291.9
Restructuring charges 38.8 61.0
Product recall, net (30.3) 22.5
Investment activity, net 18.5 84.0
Transaction costs 14.0 0.4
Project-related costs 2.0 2.4
Acquisition integration costs 0.2 5.9
Divestitures gain, net - (444.6)
Adjusted operating profit $ 3,602.7 $ 3,457.3 4%
Foreign currency exchange impact Flat
Adjusted operating profit growth, on a constant-currency basis 4%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rate follows:
Fiscal Year
Per Share Data 2024 2023 Change
Diluted earnings per share, as reported $ 4.31 $ 4.31 Flat
Goodwill and other intangible assets impairments 0.28 -
Legal recovery (0.07) -
Mark-to-market effects (0.05) 0.37
Restructuring charges 0.05 0.08
Product recall, net (0.04) 0.03
Investment activity, net 0.02 0.11
Transaction costs 0.02 -
Acquisition integration costs - 0.01
Divestitures gain, net - (0.62)
Adjusted diluted earnings per share $ 4.52 $ 4.30 5%
Foreign currency exchange impact Flat
Adjusted diluted earnings per share growth, on a constant-currency basis 6%
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
In Millions Fiscal 2024
Net earnings, including earnings attributable to redeemable and noncontrolling interests, as reported
$ 2,518.6
Goodwill and other intangible assets impairments, net of tax 161.8
Legal recovery, net of

tax
(40.3)
Mark-to-market effects, net of tax (30.1)
Restructuring charges, net of tax 28.4
Product recall, net, net of tax (23.3)
Investment activity, net,

net of tax
12.6
Transaction costs, net of tax 11.9
CPW restructuring charges, net of tax 2.0
Project-related costs, net of tax 1.3
Acquisition integration costs, net of tax 0.2
Adjusted net earnings, including earnings attributable to redeemable and noncontrolling interests
$ 2,643.0
Net cash provided by operating activities 3,302.6
Purchases of land, buildings, and equipment (774.1)
Free cash flow $ 2,528.5
Net cash provided by operating activities conversion rate 131%
Free cash flow conversion rate 96%
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
Our adjusted operating profit margins are calculated as follows:
Fiscal Year
Percent of Net Sales 2024 2023
Operating profit as reported $ 3,431.7 17.3% $ 3,433.8 17.1%
Goodwill and other intangible assets impairments 220.2 1.1% - - %
Legal recovery (53.2) (0.3) % - - %
Mark-to-market effects (39.1) (0.2) % 291.9 1.5%
Restructuring charges 38.8 0.2% 61.0 0.3%
Product recall, net (30.3) (0.2) % 22.5 0.1%
Investment activity, net 18.5 0.1% 84.0 0.4%
Transaction costs 14.0 0.1% 0.4 - %
Project-related costs 2.0 - % 2.4 - %
Acquisition integration costs 0.2 - % 5.9 - %
Divestitures gain, net - - % (444.6) (2.2) %
Adjusted operating profit $ 3,602.7 18.1% $ 3,457.3 17.2%
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
Adjusted effective income tax rates are calculated as follows:
Fiscal Year

Ended
2024 2023
In Millions
(Except Per Share Data)
Pretax
Earnings (a)
Income
Taxes
Pretax
Earnings (a)
Income
Taxes
As reported $ 3,028.3 $ 594.5 $ 3,140.5 $ 612.2
Goodwill and other intangible assets impairments 220.2 58.4 - -
Legal recovery (53.2) (12.9) - -
Mark-to-market effects (39.1) (9.0) 291.9 67.1
Restructuring charges 38.8 10.4 61.0 12.6
Product recall, net (30.3) (7.0) 22.5 5.2
Investment activity, net 18.5 5.9 84.0 18.0
Transaction costs 14.0 2.1 0.4 0.2
Project-related costs 2.0 0.7 2.4 0.8
Acquisition integration costs 0.2 0.1 5.9 1.3
Divestitures gain, net - - (444.6) (73.2)
As adjusted $ 3,199.4 $ 643.1 $ 3,164.0 $ 644.1
Effective tax rate:
As reported 19.6% 19.5%
As adjusted 20.1% 20.4%
Sum of adjustments to income taxes $

48.6
$

32.0
Average number

of common shares - diluted EPS
579.5 601.2
Impact of income tax adjustments on adjusted diluted EPS $ (0.08) $ (0.05)
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
Fiscal 2024
Percentage change in after-tax earnings from joint ventures as reported 4%
Impact of foreign currency exchange (10) pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis
14%
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
Fiscal 2024
Percentage change in net sales as reported 5%
Impact of foreign currency exchange (1) pt
Percentage change in net sales on a constant-currency basis 6%
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
Fiscal 2024
Percentage Change
in Operating Profit
as Reported
Impact of Foreign
Currency Exchange
Percentage Change
in Operating Profit
on Constant-
Currency Basis
North America Retail (3) % Flat (3) %
International (23) % (3) pts (20) %
Pet 9 % Flat 9%
North America Foodservice 9 % Flat 9%
Note: Table may not foot due to rounding.
Forward-Looking Financial Measures
Our fiscal 2025

outlook for organic

net sales growth,

constant-currency adjusted

operating profit,

adjusted diluted

EPS, and free

cash
flow conversion

are non-GAAP financial

measures that

exclude, or

have otherwise

been adjusted

for, items

impacting comparability,
including the effect

of foreign currency exchange

rate fluctuations, restructuring

charges, acquisition transaction

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

prices

or

the

timing

or

impact

of

acquisitions,

divestitures,

and

restructuring

actions

throughout

fiscal

2025.

The

unavailable
information could have a significant impact on our fiscal 2025 GAAP financial results.

For

fiscal

2025,

we

currently expect:

foreign

currency

exchange

rates

(based

on

a blend

of

forward

and

forecasted

rates and

hedge
positions)

and

acquisitions

and

divestitures

completed

prior

to

fiscal

2025

will

have

no

material

impact

to

net

sales

growth

and
restructuring charges to be immaterial.

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

2024.
In Millions May 26, 2024
Average During
Fiscal 2024 May 28, 2023 Analysis of Change
Interest rate instruments $ 53.5 $ 56.0 $ 65.3 Lower Market Volatility
Foreign currency instruments 29.8 30.1 36.7 Exchange Rate Volatility
Commodity instruments 4.5 5.1 7.6 Lower Market Volatility
Equity instruments 1.8 2.1 2.8 Lower Market Volatility

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
The Audit

Committee reviewed

and approved

the Company’s

annual financial

statements. The

Audit Committee

recommended,

and
the Board

of Directors

approved, that

the consolidated

financial statements

be included

in the

Annual Report.

The Audit

Committee
also appointed KPMG LLP to serve as the Company’s

independent registered public accounting firm for fiscal 2025.
/s/ J. L. Harmening

/s/ K. A. Bruce

J. L. Harmening

K. A. Bruce

Chief Executive Officer

Chief Financial Officer

June 26, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders

and Board of Directors
General Mills, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control

Over Financial Reporting
We

have

audited

the

accompanying

consolidated

balance

sheets

of

General

Mills,

Inc. and

subsidiaries

(the

Company)

as

of
May 26, 2024, and May 28, 2023,

the related consolidated statements of

earnings, comprehensive income, total equity

and redeemable
interest,

and

cash

flows

for

each

of

the

years

in

the

three-year

period

ended

May 26, 2024,

and

the

related

notes

and

financial
statement schedule

II (collectively,

the consolidated

financial statements).

We

also have

audited the

Company’s

internal control

over
financial reporting as

of May 26, 2024, based

on criteria established

in
Internal Control

– Integrated Framework

(2013)

issued by the
Committee of Sponsoring Organizations of the Treadway

Commission.
In our

opinion, the

consolidated financial

statements referred

to above

present fairly,

in all material

respects, the

financial position

of
the Company

as of

May 26, 2024, and

May 28,

2023, and

the results

of its

operations and

its cash

flows for

each of

the years

in the
three-year

period

ended

May 26, 2024,

in

conformity

with

U.S.

generally

accepted

accounting

principles.

Also

in

our

opinion,

the
Company maintained,

in all material

respects, effective

internal control

over financial

reporting as of

May 26, 2024, based

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

26,

2024,

were

$14,750.7

million

and

$6,728.6

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
/s/
KPMG

LLP
We have served

as the Company’s auditor since 1928.
Minneapolis, Minnesota
June 26, 2024

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2024 2023 2022
Net sales $
19,857.2
$
20,094.2
$
18,992.8
Cost of sales
12,925.1
13,548.4
12,590.6
Selling, general, and administrative expenses
3,259.0
3,500.4
3,147.0
Divestitures gain, net
-
(444.6)
(194.1)
Restructuring, impairment, and other exit costs (recoveries)
241.4
56.2
(26.5)
Operating profit
3,431.7
3,433.8
3,475.8
Benefit plan non-service income
(75.8)
(88.8)
(113.4)
Interest, net
479.2
382.1
379.6
Earnings before income taxes and after-tax earnings

from joint ventures
3,028.3
3,140.5
3,209.6
Income taxes
594.5
612.2
586.3
After-tax earnings from joint ventures
84.8
81.3
111.7
Net earnings, including earnings attributable to redeemable and noncontrolling interests
2,518.6
2,609.6
2,735.0
Net earnings attributable to redeemable and noncontrolling interests
22.0
15.7
27.7
Net earnings attributable to General Mills $
2,496.6
$
2,593.9
$
2,707.3
Earnings per share — basic $
4.34
$
4.36
$
4.46
Earnings per share — diluted $
4.31
$
4.31
$
4.42
Dividends per share $
2.36
$
2.16
$
2.04
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2024 2023 2022
Net earnings, including earnings attributable to

redeemable and noncontrolling interests
$
2,518.6
$
2,609.6
$
2,735.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation
(86.6)
(110.8)
(175.9)
Net actuarial (loss) income
(187.1)
(228.0)
101.6
Other fair value changes:
Hedge derivatives
(3.2)
1.3
7.0
Reclassification to earnings:
Foreign currency translation
-
(7.4)
342.2
Hedge derivatives
(2.5)
(18.7)
35.1
Amortization of losses and prior service costs
36.7
56.9
75.8
Other comprehensive (loss) income, net of tax
(242.7)
(306.7)
385.8
Total comprehensive

income
2,275.9
2,302.9
3,120.8
Comprehensive income (loss) attributable to

redeemable and noncontrolling interests
22.1
15.4
(45.2)
Comprehensive income attributable to General Mills $
2,253.8
$
2,287.5
$
3,166.0
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
May 26, 2024 May 28, 2023
ASSETS
Current assets:
Cash and cash equivalents $
418.0
$
585.5
Receivables
1,696.2
1,683.2
Inventories
1,898.2
2,172.0
Prepaid expenses and other current assets
568.5
735.7
Total current

assets
4,580.9
5,176.4
Land, buildings, and equipment
3,863.9
3,636.2
Goodwill
14,750.7
14,511.2
Other intangible assets
6,979.9
6,967.6
Other assets
1,294.5
1,160.3
Total assets $
31,469.9
$
31,451.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,987.8
$
4,194.2
Current portion of long-term debt
1,614.1
1,709.1
Notes payable
11.8
31.7
Other current liabilities
1,419.4
1,600.7
Total current

liabilities
7,033.1
7,535.7
Long-term debt
11,304.2
9,965.1
Deferred income taxes
2,200.6
2,110.9
Other liabilities
1,283.5
1,140.0
Total liabilities
21,821.4
20,751.7
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,227.0
1,222.4
Retained earnings
20,971.8
19,838.6
Common stock in treasury,

at cost, shares of
195.5

and
168.0
(10,357.9)
(8,410.0)
Accumulated other comprehensive loss
(2,519.7)
(2,276.9)
Total stockholders’

equity
9,396.7
10,449.6
Noncontrolling interests
251.8
250.4
Total equity
9,648.5
10,700.0
Total liabilities and equity $
31,469.9
$
31,451.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity and Redeemable Interest
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2024 2023 2022
Shares Amount Shares Amount Shares Amount
Total equity,

beginning balance
$
10,700.0
$
10,788.0
$
9,773.2
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,222.4
1,182.9
1,365.5
Stock compensation plans
(11.7)
34.5
17.9
Unearned compensation related to stock unit awards
(78.1)
(104.7)
(92.2)
Earned compensation
94.4
109.7
104.5
Decrease in redemption value of

redeemable interest
-
-
14.1
Reversal of cumulative redeemable interest

value adjustments
-
-
(207.4)
Acquisition of noncontrolling interest
-
-
(19.5)
Ending balance
1,227.0
1,222.4
1,182.9
Retained earnings:
Beginning balance
19,838.6
18,532.6
17,069.8
Net earnings attributable to General Mills
2,496.6
2,593.9
2,707.3
Cash dividends declared ($
2.36
, $
2.16
, and $
2.04

per share)
(1,363.4)
(1,287.9)
(1,244.5)
Ending balance
20,971.8
19,838.6
18,532.6
Common stock in treasury:
Beginning balance
(168.0)
(8,410.0)
(155.7)
(7,278.1)
(146.9)
(6,611.2)
Shares purchased, including excise tax of $
18.8

million, $-,
N/A
(29.2)
(2,021.2)
(18.0)
(1,403.6)
(13.5)
(876.8)
Stock compensation plans
1.7
73.3
5.7
271.7
4.7
209.9
Ending balance
(195.5)
(10,357.9)
(168.0)
(8,410.0)
(155.7)
(7,278.1)
Accumulated other comprehensive loss:
Beginning balance
(2,276.9)
(1,970.5)
(2,429.2)
Comprehensive (loss) income
(242.8)
(306.4)
458.7
Ending balance
(2,519.7)
(2,276.9)
(1,970.5)
Noncontrolling interests:
Beginning balance
250.4
245.6
302.8
Comprehensive income (loss)
22.1
15.4
(16.0)
Distributions to noncontrolling interest holders
(21.3)
(15.7)
(129.8)
Reclassification from redeemable interest
-
-
561.6
Reversal of cumulative redeemable interest

value adjustments
-
-
207.4
Change in ownership interest
0.6
-
-
Divestiture
-
5.1
(680.4)
Ending balance
251.8
250.4
245.6
Total equity,

ending balance
$
9,648.5
$
10,700.0
$
10,788.0
Redeemable interest:
Beginning balance $
-
$
-
$
604.9
Comprehensive loss
-
-
(29.2)
Decrease in redemption value of

redeemable interest
-
-
(14.1)
Reclassification to noncontrolling interest
-
-
(561.6)
Ending balance $
-
$
-
$
-
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2024
2023

2022

Cash Flows - Operating Activities
Net earnings, including earnings attributable to redeemable and noncontrolling interests $
2,518.6
$
2,609.6
$
2,735.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
552.7
546.6
570.3
After-tax earnings from joint ventures
(84.8)
(81.3)
(111.7)
Distributions of earnings from joint ventures
50.4
69.9
107.5
Stock-based compensation
95.3
111.7
98.7
Deferred income taxes
(48.5)
(22.2)
62.2
Pension and other postretirement benefit plan contributions
(30.1)
(30.1)
(31.3)
Pension and other postretirement benefit plan costs
(27.0)
(27.6)
(30.1)
Divestitures gain, net
-
(444.6)
(194.1)
Restructuring, impairment, and other exit costs (recoveries)
223.5
24.4
(117.1)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
10.6
(48.9)
277.4
Other, net
41.9
71.1
(50.7)
Net cash provided by operating activities
3,302.6
2,778.6
3,316.1
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(774.1)
(689.5)
(568.7)
Acquisitions, net of cash acquired
(451.9)
(251.5)
(1,201.3)
Investments in affiliates, net
(2.7)
(32.2)
15.4
Proceeds from disposal of land, buildings, and equipment
0.8
1.3
3.3
Proceeds from divestitures, net of cash divested
-
633.1
74.1
Other, net
30.5
(7.6)
(13.5)
Net cash used by investing activities
(1,197.4)
(346.4)
(1,690.7)
Cash Flows - Financing Activities
Change in notes payable
(20.5)
(769.3)
551.4
Issuance of long-term debt
2,065.2
2,324.4
2,203.7
Payment of long-term debt
(901.5)
(1,421.7)
(3,140.9)
Proceeds from common stock issued on exercised options
25.5
232.3
161.7
Purchases of common stock for treasury
(2,002.4)
(1,403.6)
(876.8)
Dividends paid
(1,363.4)
(1,287.9)
(1,244.5)
Distributions to redeemable and noncontrolling interest holders
(21.3)
(15.7)
(129.8)
Other, net
(53.9)
(62.6)
(28.0)
Net cash used by financing activities
(2,272.3)
(2,404.1)
(2,503.2)
Effect of exchange rate changes on cash and cash equivalents
(0.4)
(12.0)
(58.0)
(Decrease) increase in cash and cash equivalents
(167.5)
16.1
(935.8)
Cash and cash equivalents - beginning of year
585.5
569.4
1,505.2
Cash and cash equivalents - end of year $
418.0
$
585.5
$
569.4
Cash flow from changes in current assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables $
(1.8)
$
(41.2)
$
(166.3)
Inventories
287.6
(319.0)
(85.8)
Prepaid expenses and other current assets
167.0
61.6
(35.3)
Accounts payable
(251.2)
199.8
456.7
Other current liabilities
(191.0)
49.9
108.1
Changes in current assets and liabilities $
10.6
$
(48.9)
$
277.4
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

Sheets,

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
Derivative Instruments

All derivatives are recognized

on our Consolidated

Balance Sheets at fair

value based on quoted

market prices or our

estimate of their
fair value,

and are

recorded in

either current

or noncurrent

assets or

liabilities based

on their

maturity.

Changes in

the fair

values of
derivatives are

recorded in

net earnings

or other

comprehensive income,

based on

whether the

instrument is

designated and

effective
as

a

hedge

transaction

and,

if

so,

the

type

of

hedge

transaction.

Gains

or

losses

on

derivative

instruments

reported

in

AOCI

are
reclassified

to

earnings

in

the

period

the

hedged

item

affects

earnings.

If

the

underlying

hedged

transaction

ceases

to

exist,

any
associated amounts

reported

in AOCI

are reclassified

to earnings

at that

time. Cash

flows from

derivative

instruments are

primarily
reported in cash flows from operating activities in our Consolidated

Statements of Cash Flows.
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

discounted

reference

rates. This

resulted

in

modifying

contracts,

where necessary,

to
apply a new reference rate,

primarily SOFR. The adoption of

this accounting guidance did not

have a material impact on our results

of
operations and financial position.
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

The

rollforward

requirement

is

effective

for

fiscal

years

beginning

after
December 15,

2023, which

for us

is the

first quarter

of fiscal

2025. The

adoption of

this guidance

did not

have a

material impact

on
our financial statements and related disclosures.
NOTE 3. ACQUISITIONS AND DIVESTITURES

During the fourth quarter

of fiscal 2024, we acquired

a pet food business in Europe,

for a purchase price of $
434.5

million, net of cash
acquired. The

purchase price

includes approximately

$
8

million related

to a

holdback, which

we expect

to pay

in the

first quarter

of
fiscal

2025,

contingent

upon

certain

closing

requirements.

We

financed

the

transaction

with

cash

on

hand.

We

consolidated

the
business into

our Consolidated

Balance Sheets

and recorded

goodwill of

$
318.1

million, an

indefinite-lived brand

intangible asset

of
$
118.4

million and

a finite-lived

customer relationship

asset of

$
14.2

million. The

goodwill is

included

in the

International segment
and is

not deductible

for tax

purposes. The

pro forma

effects of

this acquisition

were not

material. We

have conducted

a preliminary
assessment

of

the fair

value

of the

acquired

assets and

liabilities of

the business

and

will continue

to review

these

items during

the
measurement period.

If new information

is obtained

about facts

and circumstances

that existed

at the

acquisition date, the

acquisition
accounting

will

be

revised

to

reflect

the

resulting

adjustments

to

current

estimates

of

these

items.

The

consolidated

results

will

be
reported

as

part

of

our

International

operating

segment

in

future

periods

on

a

one-month

lag.

Accordingly,

in

fiscal

2024,

our
Consolidated Statements of Earnings do not include results of this business.

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

use of
Yoplait

and
Liberté
brands in the

United States and

Canada, and cash.

We

recorded a net

pre-tax gain of

$
163.7

million on the

sale of
these businesses.

During

the

first

quarter

of

fiscal

2022,

we

acquired

Tyson

Foods’

pet

treats

business

for

$
1.2

billion

in

cash.

We

financed

the
transaction

with

a

combination

of

cash

on

hand

and

short-term

debt.

We

consolidated

Tyson

Foods’

pet

treats

business

into

our
Consolidated

Balance

Sheets

and

recorded

goodwill

of

$
762.3

million,

indefinite-lived

intangible

assets

for

the
Nudges , Top
Chews , and
True

Chews

brands

totaling

$
330.0

million

in

aggregate,

and

a

finite-lived

customer

relationship

asset

of

$
40.0

million.
The goodwill is included in

the Pet reporting unit and is

deductible for tax purposes. The

pro forma effects of

this acquisition were not
material.
NOTE 4. RESTRUCTURING, IMPAIRMENT,

AND OTHER EXIT COSTS

INTANGIBLE ASSET

IMPAIRMENTS
In fiscal 2024, we

recorded a $
117.1

million non-cash goodwill impairment

charge related to

our Latin America reporting

unit. Please
see Note 6 for additional information.
In fiscal

2024, we

recorded $
103.1

million of

non-cash impairment

charges related

to our
Top

Chews
,
True

Chews
, and EPIC

brand
intangible assets. Please see Note 6 for additional information.

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
Restructuring charges recorded in fiscal 2024 were

as follows:

In Millions
Commercial strategy actions $
18.6
Charges associated with restructuring actions previously

announced
20.2
Total restructuring

charges
$
38.8
In fiscal 2024, we approved

restructuring actions to enhance the

go-to-market commercial strategy and related

organizational structure
of our

Pet segment.

We

expect to

incur approximately

$
24

million of

restructuring charges

and project-related

costs related

to these
actions,

of

which

approximately

$
2

million

will

be

cash.

These

charges

are

expected

to

consist

of

approximately

$
15

million

of
accelerated depreciation

and $
9

million of

other costs,

including severance.

We

recognized $
13.7

million of

accelerated depreciation
and $
4.9

million of other costs in fiscal 2024. We

expect these actions to be completed by the end of fiscal 2026.
In fiscal

2024, we

increased the

estimate of

restructuring charges

that we

expect to

incur related

to our previously

announced actions
in

the

International

segment

to drive

efficiencies

in manufacturing

and

logistics operations.

As a

result,

we

recorded a

$
3.4

million
long-lived

asset

impairment

charge.

We

have

incurred

approximately

$
42

million

of

restructuring

charges

and

project-related

costs
related

to

these

actions,

of

which

approximately

$
14

million

was

cash.

These

charges

consisted

of

approximately

$
12

million

of
severance

and

$
30

million

of

other

costs,

primarily

asset

write-offs.

We

expect

to

pay

approximately

$
4

million

in

cash

related

to
these actions and record immaterial charges in fiscal 2025.

Certain actions are subject to union negotiations and works counsel consultations,

where required.
We paid net

$
35.5

million of cash related to restructuring actions in fiscal 2024. We paid net $
36.6

million of cash in fiscal 2023.

Restructuring charges recorded in fiscal 2023 were

as follows:

In Millions
Global supply chain actions $
36.2
Network optimization actions
6.4
Charges associated with restructuring actions previously

announced
18.4
Total restructuring

charges
$
61.0
Restructuring charges recorded in fiscal 2022 were

as follows:

In Millions
International manufacturing and logistics operations $
15.0
Net recoveries associated with restructuring actions previously announced
(38.2)
Total net restructuring

recoveries
$
(23.2)
Restructuring and impairment charges and project-related

costs are classified in our Consolidated Statements of Earnings as follows:

Fiscal Year
In Millions 2024 2023 2022
Restructuring, impairment, and other exit costs (recoveries) $
241.4
$
56.2
$
(26.5)
Cost of sales
17.6
4.8
3.3
Total restructuring

and impairment charges (recoveries)
259.0
61.0
(23.2)
Project-related costs classified in cost of sales $
2.0
$
2.4
$
-
The roll forward of our restructuring and other exit cost reserves, included in other current liabilities, is as follows:

In Millions Severance
Other Exit
Costs Total
Reserve balance as of May 30, 2021 $
147.3
$
1.5
$
148.8
Fiscal 2022 charges, including foreign currency translation
2.2
1.2
3.4
Reserve adjustment
(34.0)
-
(34.0)
Utilized in fiscal 2022
(80.1)
(1.3)
(81.4)
Reserve balance as of May 29, 2022
35.4
1.4
36.8
Fiscal 2023 charges, including foreign currency translation
41.6
0.1
41.7
Utilized in fiscal 2023
(29.4)
(1.4)
(30.8)
Reserve balance as of May 28, 2023
47.6
0.1
47.7
Fiscal 2024 charges, including foreign currency translation
-
0.1
0.1
Utilized in fiscal 2024
(32.8)
(0.2)
(33.0)
Reserve balance as of May 26, 2024 $
14.8
$
-
$
14.8
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

Joint venture related balance sheet activity is as follows:

In Millions May 26, 2024 May 28, 2023
Cumulative investments $
368.9
$
401.5
Goodwill and other intangible assets
448.9
444.1
Aggregate advances included in cumulative investments
280.8
275.6
Joint venture earnings and cash flow activity is as follows:

Fiscal Year
In Millions 2024 2023 2022
Sales to joint ventures $
4.8
$
5.8
$
6.3
Net advances (repayments)
2.7
32.2
(15.4)
Dividends received
50.4
69.9
107.5
Summary combined financial information for the joint ventures on a 100 percent basis is as follows:

Fiscal Year
In Millions 2024 2023 2022
Net sales:
CPW

$
1,718.5
$
1,618.9
$
1,706.5
HDJ
319.3
338.5
427.8
Total net sales
2,037.8
1,957.4
2,134.3
Gross margin
672.2
667.7
803.1
Earnings before income taxes
145.2
169.3
249.9
Earnings after income taxes
119.9
126.9
201.0

In Millions May 26, 2024 May 28, 2023
Current assets $
777.4
$
817.7
Noncurrent assets
784.0
772.7
Current liabilities
1,310.6
1,300.0
Noncurrent liabilities
88.2
100.3

NOTE 6. GOODWILL AND OTHER INTANGIBLE

ASSETS
The components of goodwill and other intangible assets are as follows:

In Millions May 26, 2024 May 28, 2023
Goodwill $
14,750.7
$
14,511.2
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,728.6
6,712.4
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
402.2
386.3
Less accumulated amortization
(150.9)
(131.1)
Intangible assets subject to amortization
251.3
255.2
Other intangible assets
6,979.9
6,967.6
Total $
21,730.6
$
21,478.8
Based on

the carrying

value of

finite-lived intangible

assets as of

May 26,

2024, amortization

expense for

each of

the next five

fiscal
years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill for fiscal 2022, 2023, and 2024 are as follows:

In Millions
North
America
Retail Pet
North
America
Foodservice International
Corporate
and Joint
Ventures Total
Balance as of May 30, 2021 $
6,689.3
$
5,300.5
$
648.8
$
978.2
$
445.6
$
14,062.4
Acquisition
-
762.3
-
-
-
762.3
Divestitures
-
-
-
(201.8)
-
(201.8)
Reclassified to assets held for sale
(130.0)
-
-
-
-
(130.0)
Other activity, primarily

foreign

currency translation
(6.4)
-
-
(54.8)
(53.2)
(114.4)
Balance as of May 29, 2022
6,552.9
6,062.8
648.8
721.6
392.4
14,378.5
Acquisition
-
-
156.8
-
-
156.8
Divestitures
(2.0)
-
-
(0.4)
-
(2.4)
Other activity, primarily

foreign

currency translation
(8.5)
-
-
(12.8)
(0.4)
(21.7)
Balance as of May 28, 2023
6,542.4
6,062.8
805.6
708.4
392.0
14,511.2
Acquisitions
-
-
-
318.1
26.9
345.0
Impairment charge
-
-
-
(117.1)
-
(117.1)
Other activity, primarily

foreign

currency translation
(0.5)
-
(0.1)
7.7
4.5
11.6
Balance as of May 26, 2024 $
6,541.9
$
6,062.8
$
805.5
$
917.1
$
423.4
$
14,750.7
The changes in the carrying amount of other intangible assets for fiscal 2022, 2023, and

2024 are as follows:

In Millions Total
Balance as of May 30, 2021 $
7,150.6
Acquisition
370.0
Divestitures
(621.8)
Intellectual property intangible asset
210.4
Other activity, primarily

amortization and foreign currency translation
(109.3)
Balance as of May 29, 2022
6,999.9
Acquisition
3.8
Divestiture
(3.6)
Other activity, primarily

amortization and foreign currency translation
(32.5)
Balance as of May 28, 2023
6,967.6
Acquisition
132.6
Impairment charges
(103.1)
Other activity, primarily

amortization and foreign currency translation
(17.2)
Balance as of May 26, 2024 $
6,979.9

Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal 2024. As a

result of lower future profitability

projections for our Latin

America reporting unit, we

determined that the fair

value
of the

reporting

unit was

less than

its book

value

and

recorded a

$
117.1

million non-cash

goodwill

impairment

charge.

In addition,
during the

fourth quarter

of fiscal

2024, we

executed our

fiscal 2025

planning process

and preliminary

long-range planning

process,
which resulted in

lower future sales and

profitability projections for

the businesses supporting

our
Top

Chews
, True Chews , and EPIC
brand intangible assets.

As a result of

this triggering event,

we performed an

interim impairment assessment

of these assets

as of May
26, 2024,

and determined

that the

fair value

of these

brand intangible

assets no

longer exceeded

the carrying

values of

the respective
assets, resulting in $
103.1

million of non-cash impairment charges.

We recorded

impairment charges in restructuring,

impairment, and
other exit

costs in

our Consolidated

Statements

of Earnings.

Our estimates

of the

fair values

were determined

based on

a discounted
cash flow model

using inputs which

included our long-range

cash flow projections

for the businesses,

royalty rates, weighted

-average
cost of capital rates, and tax rates. These fair values are Level 3 assets in the fair value hierarchy.

All other intangible

asset fair values

were substantially

in excess of

the carrying

values, except for

the
Uncle Toby’s

brand intangible
asset. In

addition,

while having

significant

coverage as

of our

fiscal 2024

assessment date,

the
Progresso ,

Nudges
, and

True

Chews
brand intangible assets had risk of decreasing coverage. We

will continue to monitor applicable businesses for potential impairment.
We did not

identify any indicators of impairment for all other goodwill and indefinite-lived intangible assets as of May 26, 2024.
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
Components of our lease cost are as follows:

Fiscal Year
In Millions 2024 2023 2022
Operating lease cost $
128.9
$
127.6
$
129.7
Variable

lease cost
8.9
6.1
8.5
Short-term lease cost
32.2
30.0
29.1
Maturities of our operating and finance lease obligations by fiscal year are as follows:

In Millions Operating Leases Finance Leases
Fiscal 2025 $
118.2
$
0.7
Fiscal 2026
96.7
0.6
Fiscal 2027
66.2
0.4
Fiscal 2028
42.2
-
Fiscal 2029
29.7
-
After fiscal 2029
87.2
-
Total noncancelable

future lease obligations
$
440.2
$
1.7
Less: Interest
(55.2)
(0.1)
Present value of lease obligations
$
385.0
$
1.6
The

lease

payments

presented

in

the

table

above

exclude

$
126.2

million

of

minimum

lease

payments

for

operating

leases

we

have
committed to but have not yet commenced as of May 26, 2024.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

May 26, 2024 May 28, 2023
Weighted-average

remaining lease term
5.4
years
5.2
years
Weighted-average

discount rate
4.9
%
4.4
%
Supplemental operating cash flow information and non-cash activity related to our operating leases are as follows:

Fiscal Year
In Millions 2024 2023
Cash paid for amounts included in the measurement of lease liabilities $
129.7
$
129.9
Right of use assets obtained in exchange for new lease liabilities $
139.8
$
124.4

NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES,

AND FAIR VALUES
FINANCIAL INSTRUMENTS
The

carrying

values

of

cash

and

cash

equivalents,

receivables,

accounts

payable,

other

current

liabilities,

and

notes

payable
approximate fair

value. Marketable

securities are

carried at

fair value.

As of

May 26,

2024, and

May 28,

2023, a

comparison of

cost
and market values of our marketable debt and equity securities is as follows:

Cost Fair Value Gross Unrealized Gains Gross Unrealized Losses
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2024 2023 2024 2023 2024 2023 2024 2023
Available for

sale

debt securities
$
2.3
$
2.3
$
2.3
$
2.3
$
-
$
-
$
-
$
-
Equity securities
0.3
117.5
4.6
122.7
4.3
5.2
-
10.0
Total $
2.6
$
119.8
$
6.9
$
125.0
$
4.3
$
5.2
$
-
$
10.0
Net realized losses from sales of

marketable securities were $
7.6

million in fiscal 2024 and immaterial

in fiscal 2023. Gains and losses
are determined by specific identification.
Classification

of

marketable

securities

as

current

or

noncurrent

is

dependent

upon

our

intended

holding

period

and

the

security’s
maturity date. The

aggregate unrealized gains

and losses on available

for sale debt securities,

net of tax effects,

are classified in AOCI
within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

Marketable Securities
In Millions Cost Fair Value
Under 1 year (current) $
2.3
$
2.3
Equity securities
0.3
4.6
Total $
2.6
$
6.9
As of May 26, 2024, we had $
2.3

million of marketable debt securities pledged as collateral for derivative contracts.
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

Unallocated corporate items for fiscal 2024, 2023, and 2022 included:

Fiscal Year
In Millions 2024 2023 2022
Net (loss) gain on mark-to-market valuation of commodity positions $
(15.4)
$
(154.4)
$
303.3
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit
40.0
(89.5)
(188.0)
Net mark-to-market revaluation of certain grain inventories
14.5
(48.0)
17.8
Net mark-to-market valuation of certain commodity positions recognized in

unallocated corporate items
$
39.1
$
(291.9)
$
133.1
As

of

May

26,

2024,

the

net

notional

value

of

commodity

derivatives

was

$
319.6

million,

of

which

$
171.3

million

related

to
agricultural inputs and $
148.3

million related to energy inputs. These contracts relate to

inputs that generally will be utilized within the
next
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

As of May 26,

2024,

the pre-tax amount

of cash-settled interest

rate hedge gain

or loss remaining

in AOCI, which

will be reclassified
to earnings over the remaining term of the related underlying debt, follows:

In Millions Gain/(Loss)
4.0
% notes due April 17, 2025 $
(0.5)
3.2
% notes due February 10, 2027
4.6
1.5
% notes due April 27, 2027
(1.0)
4.2
% notes due April 17, 2028
(4.0)
3.907
% notes due April 13, 2029
(4.1)
2.25
% notes due October 14, 2031
14.5
4.95
% notes due March 29, 2033
(1.2)
4.55
% notes due April 17, 2038
(7.6)
5.4
% notes due June 15, 2040
(9.0)
4.15
% notes due February 15, 2043
7.4
4.7
% notes due April 17, 2048
(11.3)
Net pre-tax hedge loss in AOCI $
(12.2)
The

following

table

summarizes

the

notional

amounts

and

weighted-average

interest

rates

of

our

interest

rate

derivatives.

Average
floating rates are based on rates as of the end of the reporting period.

In Millions May 26, 2024 May 28, 2023
Pay-floating swaps - notional amount $
1,150.8
$
1,143.4
Average

receive rate
2.5
%
2.6
%
Average pay rate
4.9
%
2.5
%
The floating-rate swap contracts outstanding as of May 26, 2024,

mature in fiscal 2026.

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
As of May 26, 2024, the net notional value of foreign exchange derivatives was $
941.4

million.

We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

We

hedged a portion

of these net

investments by
issuing

euro-denominated

commercial

paper

and

foreign

exchange

forward

contracts.

As of

May

26,

2024,

we

hedged

a

portion

of
these net

investments

with €
3,970.4

million of

euro denominated

bonds.

As of

May 26,

2024,

we had

deferred

net foreign

currency
transaction gains of $
32.8

million in AOCI associated with net investment hedging activity.
EQUITY INSTRUMENTS
Equity

price

movements

affect

our

compensation

expense

as

certain

investments

made

by

our

employees

in

our

deferred
compensation plan

are revalued. We

use equity swaps

to manage this

risk. As of May

26, 2024, the

net notional amount

of our equity
swaps was $
197.3

million. The equity swaps outstanding as of May 26, 2024, mature in fiscal 2025.

FAIR VALUE

MEASUREMENTS AND FINANCIAL STATEMENT

PRESENTATION
The

fair

values

of

our

assets,

liabilities,

and

derivative

positions

recorded

at

fair

value

and

their

respective

levels

in

the

fair

value
hierarchy as of May 26, 2024, and May 28, 2023, were as follows:

May 26, 2024 May 26, 2024
Fair Values

of Assets
Fair Values

of Liabilities
In Millions Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b) $
-
$
-
$
-
$
-
$
-
$
(39.8)
$
-
$
(39.8)
Foreign exchange contracts (a) (c)
-
5.7
-
5.7
-
(5.1)
-
(5.1)
Total
-
5.7
-
5.7
-
(44.9)
-
(44.9)
Derivatives not designated as hedging

instruments:
Foreign exchange contracts (a) (c)
-
-
-
-
-
(5.2)
-
(5.2)
Commodity contracts (a) (d)
2.1
1.1
-
3.2
-
(12.1)
-
(12.1)
Grain contracts (a) (d)
-
7.9
-
7.9
-
(6.5)
-
(6.5)
Total
2.1
9.0
-
11.1
-
(23.8)
-
(23.8)
Other assets and liabilities reported at fair value:
Marketable investments (a) (e)
4.6
2.3
-
6.9
-
-
-
-
Indefinite-lived intangible asset (f)
-
-
25.0
25.0
-
-
-
-
Total
4.6
2.3
25.0
31.9
-
-
-
-
Total assets, liabilities, and

derivative positions

recorded at fair value
$
6.7
$
17.0
$
25.0
$
48.7
$
-
$
(68.7)
$
-
$
(68.7)
(a)

These contracts and investments

are recorded as prepaid

expenses and other current

assets, other assets, other

current liabilities or
other liabilities,

as appropriate,

based on

whether in

a gain

or loss

position. Certain

marketable investments

are recorded

as cash
and cash equivalents.

(b)

Based on

EURIBOR,

SOFR, and

swap rates.

As of

May 26, 2024,

the carrying

amount of

hedged debt

designated as

the hedged
item in a

fair value hedge

was $
1,116.6

million and was

classified on the

Consolidated Balance Sheets

within long-term

debt. As
of May 26, 2024, the cumulative amount of fair value hedging basis adjustments was $
34.2

million.
(c)

Based on observable market transactions of spot currency rates and forward currency prices.
(d)

Based on prices of futures exchanges and recently reported transactions in the marketplace.
(e)

Based on prices of common stock, mutual fund net asset values, and bond matrix pricing.
(f)

See Note 6.

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
(g)

We recorded

$
8.6

million in non-cash impairment charges

in fiscal 2023 to write down

certain long-lived assets to their

fair value.
Fair value

was based

on recently

reported transactions

for similar

assets in the

marketplace. These

assets had

a carrying value

of
$
9.6

million and were associated with the restructuring actions described in Note 4
We did not

significantly change our valuation techniques from prior periods.

The

fair value

of our

long-term

debt

is estimated

using

Level 2

inputs based

on quoted

prices

for

those

instruments. Where

quoted
prices are not available, fair value is estimated using

discounted cash flows and market-based expectations

for interest rates, credit risk
and

the

contractual

terms

of

the

debt

instruments.

As

of

May

26,

2024,

the

fair

value

and

carrying

amount

of

our

long-term

debt,
including the

current portion,

were $
12,148.7

million and

$
12,918.3

million, respectively.

As of

May 28,

2023, the

carrying amount
and fair value of our long-term debt, including the current portion, were

$
10,929.6

million and $
11,674.2

million, respectively.

Information

related

to our

cash flow

hedges,

fair value

hedges, and

other

derivatives

not designated

as hedging

instruments for

the
fiscal years ended May 26, 2024, and May 28, 2023, follows:

Interest Rate
Contracts
Foreign
Exchange
Contracts
Equity
Contracts
Commodity
Contracts Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2024 2023 2024 2023 2024 2023 2024 2023 2024 2023
Derivatives in Cash Flow Hedging

Relationships:
Amount of (loss) gain recognized in

other comprehensive income (OCI)
$
-
$
(6.4)
$
(4.3)
$
9.4
$
-
$
-
$
-
$
-
$
(4.3)
$
3.0
Amount of net gain reclassified from

AOCI into earnings (a)
0.9
2.2
3.2
22.0
-
-
-
-
4.1
24.2
Amount of net gain recognized in

earnings (b)
0.3
-
-
-
-
-
-
-
0.3
-
Derivatives in Fair Value

Hedging

Relationships:
Amount of net loss recognized

in earnings (b)
(0.2)
(4.9)
-
-
-
-
-
-
(0.2)
(4.9)
Derivatives Not Designated as

Hedging Instruments:
Amount of net (loss) gain recognized

in earnings (c)
-
-
(8.5)
(46.2)
21.6
(3.4)
15.1
(152.6)
28.2
(202.2)
(a)

Gain

reclassified

from

AOCI

into

earnings

is

reported

in

interest,

net

for

interest

rate

swaps

and

in

cost

of

sales

and

SG&A
expenses for foreign

exchange contracts. For the

fiscal year ended May 26,

2024, the amount of

gain reclassified from AOCI

into
cost of

sales was

$
7.0

million

and

the amount

of

loss reclassified

from

AOCI into

SG&A

was $
3.8

million.

For the

fiscal year
ended

May 28,

2023,

the

amount

of

gain

reclassified

from

AOCI

into

cost

of

sales

was

$
21.1

million

and

the

amount

of

gain
reclassified from AOCI into SG&A was $
0.9

million.
(b)

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

May 26, 2024
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
Pledged
Net Amount
(d)
Commodity contracts $
3.2
$
-
$
3.2
$
(3.2)
$
-
$
-
$
(12.1)
$
-
$
(12.1)
$
3.2
$
3.5
$
(5.4)
Interest rate contracts
-
-
-
-
-
-
(49.4)
-
(49.4)
-
26.3
(23.1)
Foreign exchange contracts
5.7
-
5.7
(3.9)
-
1.8
(10.3)
-
(10.3)
3.9
-
(6.4)
Equity contracts
4.4
-
4.4
-
-
4.4
(0.2)
-
(0.2)
-
-
(0.2)
Total $
13.3
$
-
$
13.3
$
(7.1)
$
-
$
6.2
$
(72.0)
$
-
$
(72.0)
$
7.1
$
29.8
$
(35.1)
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
AMOUNTS RECORDED IN ACCUMULATED

OTHER COMPREHENSIVE LOSS

As of May 26, 2024, the after-tax amounts of unrealized

gains in AOCI related to hedge derivatives follows:

In Millions
After-Tax

Gain/(Loss)
Unrealized losses from interest rate cash flow hedges $
(7.3)
Unrealized gains from foreign currency cash flow hedges
7.5
After-tax gains in AOCI related to hedge derivatives $
0.2
The net amount

of pre-tax gains and

losses in AOCI as

of May 26,

2024, that we expect

to be reclassified

into net earnings

within the
next 12 months is a $
10.3

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

a liability position on May

26, 2024, was $
82.4

million.
We have posted

$
29.9

million of collateral under these contracts.

CONCENTRATIONS OF

CREDIT AND COUNTERPARTY

CREDIT RISK
During fiscal 2024, customer concentration was as follows:

Percent of total Consolidated
North America
Retail
North America
Foodservice International Pet
Walmart (a):
Net sales
22
%
30
%
9
%
2
%
17
%
Accounts receivable
32
%
11
%
2
%
18
%
Five largest customers:
Net sales
53
%
45
%
15
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
9.8

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

2024,

$
1,404.4

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

May 26, 2024 May 28, 2023
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
Financial institutions $
11.8
8.8
% $
31.7
10.5
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of May 26, 2024:

In Billions
Facility
Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.7
-
Total committed

and uncommitted credit facilities
$
3.4
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of May 26, 2024.
LONG-TERM DEBT

In the

fourth quarter

of fiscal 2024,

we issued €
500.0

million of
3.65

percent fixed-rate

notes due
October 23, 2030
. We

used the

net
proceeds for general corporate purposes.

In

the fourth

quarter

of fiscal

2024,

we issued

€
500.0

million

of
3.85

percent

fixed-rate notes

due
April 23, 2034
.

We

used

the net
proceeds for general corporate purposes.
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

A summary of our long-term debt is as follows:

In Millions May 26, 2024 May 28, 2023
4.2
% notes due April 17, 2028 $
1,400.0
$
1,400.0
4.95
% notes due March 29, 2033
1,000.0
1,000.0
Euro-denominated
3.907
% notes due April 13, 2029
813.4
804.2
4.0
% notes due April 17, 2025
800.0
800.0
3.2
% notes due February 10, 2027
750.0
750.0
2.875
% notes due April 15, 2030
750.0
750.0
Euro-denominated
0.45
% notes due January 15, 2026
650.8
643.4
3.0
% notes due February 1, 2051
605.2
605.2
Euro-denominated
0.125
% notes due November 15, 2025
542.4
536.2
Euro-denominated floating rate notes due November 8, 2024
542.4
-
Euro-denominated
3.65
% notes due October 23, 2030
542.4
-
Euro-denominated
3.85
% notes due April 23, 2034
542.4
-
5.241
% notes due November 18, 2025
500.0
500.0
4.7
% notes due January 30, 2027
500.0
-
5.5
% notes due October 17, 2028
500.0
-
2.25
% notes due October 14, 2031
500.0
500.0
4.7
% notes due April 17, 2048
446.2
446.2
4.15
% notes due February 15, 2043
434.9
434.9
Euro-denominated
1.5
% notes due April 27, 2027
433.9
428.9
5.4
% notes due June 15, 2040
382.5
382.5
4.55
% notes due April 17, 2038
282.4
282.4
Euro-denominated floating rate notes due November 8, 2024
271.2
-
Medium-term notes,
0.56
% to
6.41
%, due fiscal
2027

or later
4.0
4.0
Euro-denominated floating rate notes due July 27, 2023
-
536.2
3.65
% notes due February 15, 2024
-
500.0
Floating rate notes due October 17, 2023
-
400.0
Euro-denominated floating rate notes due November 10, 2023
-
268.1
Other
(275.8)
(298.0)
12,918.3
11,674.2
Less amount due within one year
(1,614.1)
(1,709.1)
Total long-term debt $
11,304.2
$
9,965.1
Principal payments

due on

long-term debt

and finance

leases in

the next

five fiscal

years based

on stated

contractual maturities,

our
intent to redeem, or put rights of certain note holders are as follows:

In Millions
Fiscal 2025 $
1,614.1
Fiscal 2026
1,693.8
Fiscal 2027
1,688.2
Fiscal 2028
1,400.0
Fiscal 2029
1,313.5
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of May 26, 2024, we were in compliance with all of these
covenants.

As of

May 26,

2024,

the $
12.2

million

pre-tax loss

recorded

in AOCI

associated with

our previously

designated interest

rate swaps
will be

reclassified

to net

interest over

the remaining

lives of

the hedged

transactions.

The amount

expected to

be reclassified

from
AOCI to net interest in fiscal 2025 is a $
0.4

million pre-tax loss.
NOTE 10. REDEEMABLE AND NONCONTROLLING INTERESTS
Our principal noncontrolling interest relates to our General Mills Cereals, LLC (GMC) subsidiar

y.
The third-party holder

of the GMC Class

A Interests receives

quarterly preferred

distributions from available

net income based on

the
application

of

a

floating

preferred

return

rate

to

the

holder’s

capital

account

balance

established

in

the

most

recent

mark-to-market
valuation (currently

$
251.5

million). The floating preferred

return rate on

GMC’s Class

A Interests

was the sum

of
three-month Term
SOFR

plus
186

basis points. On June 1, 2024, the floating preferred return rate on GMC’s

Class A Interests was reset to the sum of the
three-month Term SOFR

plus
261

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
We

paid dividends of $
105.1

million in fiscal 2022

to Sodiaal under the

terms of the Yoplait

SAS, Yoplait

Marques SNC, and Liberté
Marques Sàrl shareholder agreements.
For

financial

reporting

purposes,

the

assets,

liabilities,

results

of

operations,

and

cash

flows

of

our

non-wholly

owned

consolidated
subsidiaries

are

included

in

our

Consolidated

Financial

Statements.

The

third-party

investor’s

share

of

the

net

earnings

of

these
subsidiaries

is

reflected

in

net

earnings

attributable

to

redeemable

and

noncontrolling

interests

in

our

Consolidated

Statements

of
Earnings.

Our noncontrolling interests contain restrictive covenants. As of May 26, 2024, we were in compliance with all of these covenants.
NOTE 11. STOCKHOLDERS’

EQUITY
Cumulative preference stock of
5.0

million shares, without par value, is authorized but unissued.
On June 27, 2022, our Board of Directors authorized the

repurchase of up to
100

million shares of our common stock. Purchases under
the authorization

can be

made in

the open

market or

in privately

negotiated

transactions, including

the use

of call

options and

other
derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

authorization

has

no

specified
termination date.
Share repurchases were as follows:

Fiscal Year
In Millions 2024 2023 2022
Shares of common stock
29.2
18.0
13.5
Aggregate purchase price $
2,021.2
$
1,403.6
$
876.8

The following tables provide details of total comprehensive income:

Fiscal 2024
General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net
Net earnings, including earnings attributable to

noncontrolling interests
$
2,496.6
$
22.0
Other comprehensive (loss) income:
Foreign currency translation $
(98.4)
$
11.7
(86.7)
0.1
Net actuarial loss
(239.4)
52.3
(187.1)
-
Other fair value changes:
Hedge derivatives
(4.4)
1.2
(3.2)
-
Reclassification to earnings:
Hedge derivatives (a)
(4.1)
1.6
(2.5)
-
Amortization of losses and prior service costs (b)
46.5
(9.8)
36.7
-
Other comprehensive (loss) income
(299.8)
57.0
(242.8)
0.1
Total comprehensive

income
$
2,253.8
$
22.1
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
$
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

2024,

2023,

and

2022,

except

for

certain

reclassifications

to

earnings,

changes

in other

comprehensive

income (loss)

were
primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions May 26, 2024 May 28, 2023
Foreign currency translation adjustments $
(795.3)
$
(708.6)
Unrealized gain from hedge derivatives
0.2
5.9
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,806.3)
(1,670.6)
Prior service credits
81.7
96.4
Accumulated other comprehensive loss $
(2,519.7)
$
(2,276.9)

NOTE 12. STOCK PLANS
We

use broad-based stock

plans to help

ensure that management’s

interests are aligned

with those of

our shareholders. As

of May 26,
2024,

a total

of
32.6

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

Stock Options
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:

Fiscal Year
2024 2023 2022
Estimated fair values of stock options granted $
17.47
$
14.16
$
8.77
Assumptions:
Risk-free interest rate
4.0
%
3.3
%
1.5
%
Expected term
8.5
years
8.5
years
8.5
years
Expected volatility
21.5
%
20.9
%
20.2
%
Dividend yield
2.8
%
3.1
%
3.4
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

Fiscal Year
In Millions 2024 2023 2022
Windfall tax benefits from stock-based payments $
10.2
$
32.3
$
18.4
Under the 2022 Plan,

options may be priced

at
100

percent or more of the

fair market value on the

date of grant, generally issued

with
four-year graded

vesting or four-year

cliff vesting. Options

generally expire within
10 years and one month

after the date of

grant. As
of May 26, 2024, stock option awards outstanding include some granted under the 2017 Stock Compensation Plan.
Information on stock option activity follows:

Options
Outstanding
(Thousands)
Weighted-Average
Exercise Price Per
Share
Weighted-Average
Remaining
Contractual Term
(Years)
Aggregate Intrinsic
Value (Millions)
Balance as of May 28, 2023
11,575.2
$
57.43
5.59
$
309.5
Granted
1,064.8
76.70
Exercised
(471.7)
53.30
Forfeited or expired
(123.9)
68.30
Outstanding as of May 26, 2024
12,044.4
$
59.19
5.05
$
120.5
Exercisable as of May 26, 2024
7,448.3
$
54.62
3.47
$
101.9

Stock-based compensation expense related to stock option awards was as follows:

Fiscal Year
In Millions 2024 2023 2022
Compensation expense related to stock option awards $
13.9
$
12.3
$
12.1
Net

cash

proceeds

from

the

exercise

of

stock

options

less

shares

used

for

minimum

withholding

taxes

and

the

intrinsic

value

of
options exercised were as follows:

Fiscal Year
In Millions 2024 2023 2022
Net cash proceeds $
25.5
$
232.3
$
161.7
Intrinsic value of options exercised $
7.6
$
118.7
$
74.0
Restricted Stock, Restricted Stock Units, and Performance Share Units
Stock

and

units

settled

in

stock

subject

to

a

restricted

period

and

a

purchase

price,

if

any

(as

determined

by

the

Compensation
Committee of

the Board

of Directors),

may be

granted to

key employees

under the

2022 Plan.

Under the

2022 Plan,

restricted stock
and

restricted

stock

units

are

generally

issued

with

four-year

graded

vesting

or

four-year

cliff

vesting.

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

As of

May 26,

2024,

restricted stock

units and

performance share

units include

some granted

under the
2017 Stock Compensation Plan
Information on restricted stock unit and performance share unit activity follows:

Equity Classified Liability Classified
Share-Settled Units
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Share-Settled Units
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Non-vested as of May 28, 2023
5,036.2
$
62.60
69.4
$
62.32
Granted
1,495.8
73.35
22.1
75.50
Vested
(1,571.8)
58.38
(18.4)
60.59
Forfeited
(370.1)
70.11
(4.0)
53.64
Non-vested as of May 26, 2024
4,590.1
$
66.94
69.1
$
67.49

Fiscal Year
2024 2023 2022
Number of units granted (thousands)
1,517.8
2,066.4
1,989.0
Weighted-average

price per unit
$
73.38
$
69.77
$
60.02
The

total

grant-date

fair

value

of

restricted

stock

unit

awards

that

vested

was

$
92.9

million

in

fiscal

2024,

$
107.4

million

in

fiscal
2023, and $
82.7

million in fiscal 2022.
As of May

26, 2024, unrecognized

compensation expense

related to non-vested

stock options, restricted

stock units, and

performance
share units was $
113.3

million. This expense will be recognized over
19 months
, on average.
Stock-based compensation expense related to restricted stock units and performance share units was as follows:

Fiscal Year
In Millions 2024 2023 2022
Compensation expense related to restricted stock units and performance share units
$
81.4
$
99.4
$
94.2

Compensation

expense

related

to

stock-based

payments

recognized

in

our

Consolidated

Statements

of

Earnings

includes

amounts
recognized in restructuring, impairment, and other exit costs for fiscal year

2022.
NOTE 13. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

Fiscal Year
In Millions, Except per Share Data 2024 2023 2022
Net earnings attributable to General Mills $
2,496.6
$
2,593.9
$
2,707.3
Average number

of common shares - basic EPS
575.5
594.8
607.5
Incremental share effect from: (a)
Stock options
1.8
3.6
2.5
Restricted stock units and performance share units
2.2
2.8
2.6
Average number

of common shares - diluted EPS
579.5
601.2
612.6
Earnings per share — basic $
4.34
$
4.36
$
4.46
Earnings per share — diluted $
4.31
$
4.31
$
4.42
a)

Incremental shares from

stock options, restricted

stock units, and performance

share units are computed

by the treasury stock
method.

Stock

options,

restricted

stock

units,

and

performance

share

units

excluded

from

our

computation

of

diluted

EPS
because they were not dilutive were as follows:

Fiscal Year
In Millions 2024 2023 2022
Anti-dilutive stock options, restricted stock units,

and performance share units
2.1
0.8
4.4

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

2024 or fiscal 2023.

We do

not expect to be required

to make
any

contributions

to

our

principal

U.S.

plans

in

fiscal

2025.

Our

principal

U.S.

retirement

plan

covering

salaried

employees

has

a
provision that any excess pension assets would be allocated to active participants if the plan is terminated within
five years

of a change
in control.

All salaried employees

hired on

or after June 1,

2013, are

eligible for

a retirement program

that does not

include a defined
benefit pension plan.

Other Postretirement Benefit Plans

We

also

sponsor

plans

that

provide

health

care

benefits

to

many

of our

retirees

in

the United

States,

Canada,

and

Brazil.

The

U.S.
salaried

health

care

benefit

plan

is

contributory,

with

retiree

contributions

based

on

years

of

service.

We

make

decisions

to

fund
related trusts

for certain

employees and

retirees on an

annual basis.

We

made
no

voluntary contributions

to these

plans in fiscal

2024
or fiscal 2023. We

do not expect to be required to make any contributions to these plans in fiscal 2025.
Health Care Cost Trend

Rates

Assumed health care cost trends are as follows:

Fiscal Year
2024 2023
Health care cost trend rate for next year
7.3
% and
7.3
%
6.6
% and
6.6
%
Rate to which the cost trend rate is assumed to decline (ultimate rate)
4.5
%
4.5
%
Year

that the rate reaches the ultimate trend rate
2033
2032

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

the end of fiscal 2024.

Rates are graded down annually

until
the

ultimate

trend

rate

of
4.5

percent

is

reached

in
2033

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
Summarized

financial

information

about

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plans

is
presented below:

Defined Benefit Pension
Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2024 2023 2024 2023 2024 2023
Change in Plan Assets:
Fair value at beginning of year $
5,778.6
$
6,510.3
$
456.0
$
479.2
Actual return on assets
(23.2)
(413.5)
45.6
(6.6)
Employer contributions
30.0
30.0
0.1
0.1
Plan participant contributions
2.0
1.3
6.4
5.7
Benefits payments
(349.5)
(344.6)
(44.9)
(22.4)
Foreign currency
1.8
(4.9)
-
-
Fair value at end of year (a) $
5,439.7
$
5,778.6
$
463.2
$
456.0
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year $
5,970.7
$
6,528.3
$
430.6
$
469.6
$
131.0
$
138.5
Service cost
56.8
70.3
4.7
5.1
7.4
8.4
Interest cost
296.5
258.5
21.3
17.9
4.0
3.1
Plan amendment
1.2
-
-
-
(9.6)
-
Curtailment/other
(13.9)
(8.5)
-
-
10.2
10.4
Plan participant contributions
2.0
1.3
6.4
5.7
-
-
Medicare Part D reimbursements
-
-
-
0.7
-
-
Actuarial gain
(174.4)
(538.1)
(14.1)
(22.5)
10.3
(10.7)
Benefits payments
(339.1)
(336.1)
(45.7)
(45.5)
(24.3)
(18.5)
Foreign currency
1.9
(5.0)
(0.2)
(0.4)
-
(0.2)
Projected benefit obligation at end of year (a) $
5,801.7
$
5,970.7
$
403.0
$
430.6
$
129.0
$
131.0
Plan assets (less) more than benefit obligation as of

fiscal year end
$
(362.0)
$
(192.1)
$
60.2
$
25.4
$
(129.0)
$
(131.0)
(a)

Plan assets and obligations are measured as of
May 31, 2024
, and
May 31, 2023
.
During

fiscal

2024

and

fiscal

2023,

the

decreases

in

defined

benefit

pension

obligations

and

other

postretirement

obligations

were
primarily driven by actuarial gains due to an increase in the discount rate in each respective year.
As

of

May

26,

2024,

other

postretirement

benefit

plans

had

benefit

obligations

of

$
11.5

million

that

are

unfunded.

As

of

May

28,
2023,

other

postretirement

benefit

plans

had

benefit

obligations

of

$
308.0

million

that

exceeded

plan

assets

of

$
274.2

million.
Postemployment

benefit plans

are not

funded and

had benefit

obligations

of $
129.0

million

and $
131.0

million as

of May

26, 2024,
and May 28, 2023, respectively.

The

accumulated

benefit

obligation

for

all

defined

benefit

pension

plans

was

$
5,684.1

million

as

of

May 26,

2024,

and
$
5,807.9

million as of May 28, 2023.
Amounts recognized in AOCI as of May 26, 2024, and May 28, 2023, are as follows:

Defined Benefit
Pension Plans
Other Postretirement
Benefit Plans
Postemployment
Benefit Plans Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2024 2023 2024 2023 2024 2023 2024 2023
Net actuarial (loss) gain $
(1,991.1)
$
(1,859.7)
$
190.4
$
186.9
$
(5.6)
$
2.2
$
(1,806.3)
$
(1,670.6)
Prior service (costs) credits
(9.8)
(4.8)
84.7
102.3
6.8
(1.1)
81.7
96.4
Amounts recorded in accumulated

other comprehensive loss
$
(2,000.9)
$
(1,864.5)
$
275.1
$
289.2
$
1.2
$
1.1
$
(1,724.6)
$
(1,574.2)
Plans with accumulated benefit obligations in excess of plan assets as of May

26, 2024, and May 28, 2023 are as follows:

Defined Benefit Pension Plans
Fiscal Year
In Millions 2024 2023
Projected benefit obligation $
449.4
$
466.2
Accumulated benefit obligation
438.8
453.4
Plan assets at fair value
12.0
18.7
Components of net periodic benefit expense are as follows:

Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2024 2023 2022 2024 2023 2022 2024 2023 2022
Service cost $
56.8
$
70.3
$
93.5
$
4.7
$
5.1
$
7.6
$
7.4
$
8.4
$
10.0
Interest cost
296.5
258.5
184.3
21.3
17.9
12.6
4.0
3.1
1.5
Expected return on

plan assets
(417.7)
(420.5)
(411.1)
(34.7)
(31.1)
(26.7)
-
-
-
Amortization of losses

(gains)
86.5
113.2
140.5
(20.4)
(19.3)
(10.9)
0.1
0.4
3.0
Amortization of prior

service costs

(credits)
1.8
1.5
1.0
(21.8)
(23.2)
(20.9)
0.3
0.3
0.4
Other adjustments
-
-
0.1
-
-
(0.1)
8.3
10.4
12.9
Settlement or

curtailment gains
(4.0)
(0.7)
(18.4)
-
-
(5.5)
-
-
-
Net expense (income) $
19.9
$
22.3
$
(10.1)
$
(50.9)
$
(50.6)
$
(43.9)
$
20.1
$
22.6
$
27.8
Assumptions
Weighted-average

assumptions used to determine fiscal year-end benefit obligations are as follows:

Defined Benefit Pension
Plans
Other Postretirement
Benefit Plans
Postemployment Benefit
Plans
Fiscal Year Fiscal Year Fiscal Year
2024 2023 2024 2023 2024 2023
Discount rate
5.52
%
5.18
%
5.52
%
5.19
%
5.05
%
4.55
%
Rate of salary increases
4.23
4.20
-
-
4.46
4.46

Weighted-average

assumptions used to determine fiscal year net periodic benefit expense are as follows:

Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
2024 2023 2022 2024 2023 2022 2024 2023 2022
Discount rate
5.18
%
4.39
%
3.17
%
5.19
%
4.36
%
3.03
%
4.55
%
3.62
%
2.04
%
Service cost

effective rate
5.27
4.57
3.56
5.15
4.41
3.34
5.00
3.69
2.46
Interest cost

effective rate
5.06
4.03
2.42
4.96
3.80
2.08
4.61
3.35
1.48
Rate of

salary increases
4.20
4.18
4.39
-
-
-
4.46
4.46
4.46
Expected long-term

rate of return on

plan assets
7.13
6.70
5.85
7.34
6.76
6.09
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

May 31, 2024 May 31, 2023
In Millions Level 1 Level 2 Level 3
Total
Assets Level 1 Level 2 Level 3
Total
Assets
Fair value measurement of pension
plan assets:
Equity (a) $
225.9
$
391.4
$
-
$
617.3
$
278.3
$
484.1
$
34.3
$
796.7
Fixed income (b)
1,497.0
2,014.4
-
3,511.4
1,603.4
1,866.3
-
3,469.7
Real asset investments (c)
82.6
-
-
82.6
92.8
-
-
92.8
Other investments (d)
-
-
0.1
0.1
-
-
0.1
0.1
Cash and accruals
158.3
0.1
-
158.4
295.1
0.2
-
295.3
Fair value measurement of pension

plan assets
$
1,963.8
$
2,405.9
$
0.1
$
4,369.8
$
2,269.6
$
2,350.6
$
34.4
$
4,654.6
Assets measured at net asset value (e)
1,069.9
1,124.0
Total pension plan

assets
$
5,439.7
$
5,778.6
Fair value measurement of
postretirement benefit plan assets:
Fixed income (b) $
95.1
$
-
$
-
$
95.1
$
113.3
$
-
$
-
$
113.3
Cash and accruals
24.9
-
-
24.9
2.5
-
-
2.5
Fair value measurement of

postretirement benefit

plan assets
$
120.0
$
-
$
-
$
120.0
$
115.8
$
-
$
-
$
115.8
Assets measured at net asset value (e)
343.2
340.2
Total postretirement

benefit

plan assets
$
463.2
$
456.0
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

level

3

investments

in

fiscal

2024.

During

fiscal

2024,

the

initial

public

offering

of

certain

equity
securities

previously

priced

using

non-observable

inputs

resulted

in

the

transfer

of

$
34.3

million

out

of

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

Defined Benefit Pension Plans Other Postretirement Benefit Plans
Fiscal Year Fiscal Year
2024 2023 2024 2023
Asset category:
United States equities
7.2
%
8.3
%
27.8
%
28.6
%
International equities
4.1
4.8
14.4
13.4
Private equities
10.2
10.6
11.2
14.5
Fixed income
68.3
65.1
46.6
43.5
Real assets
10.2
11.2
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
11

percent to total private equities; and
44

percent to fixed income.

The actual allocations to these
asset classes may vary tactically around the long-term policy allocations based on relative market valuations.
Contributions and Future Benefit Payments
We

do
no
t

expect

to

be

required

to

make

contributions

to

our

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit

plans in

fiscal 2025.

Actual fiscal

2025 contributions

could exceed

our current

projections, as

influenced by
our decision

to undertake

discretionary funding

of our benefit

trusts and

future changes

in regulatory

requirements. Estimated

benefit
payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2025 to fiscal 2034 as follows:

In Millions
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Gross Payments
Postemployment
Benefit Plans
Fiscal 2025 $
358.0
$
37.3
$
25.4
Fiscal 2026
365.0
36.2
19.8
Fiscal 2027
372.2
35.2
18.4
Fiscal 2028
379.3
34.8
16.5
Fiscal 2029
386.2
33.8
15.2
Fiscal 2030-2034
2,000.5
154.5
63.3
Defined Contribution Plans

The

General

Mills

Savings

Plan

is

a

defined

contribution

plan

that

covers

domestic

salaried,

hourly,

nonunion,

and

certain

union
employees.

This plan

is a

401(k)

savings plan

that includes

a number

of investment

funds, including

a Company

stock fund

and an
Employee Stock

Ownership Plan

(ESOP). We

sponsor another

money purchase

plan for

certain domestic

hourly employees

with net
assets of $
19.5

million as of May 26, 2024, and $
19.2

million as of May 28, 2023. We

also sponsor defined contribution plans in many
of

our

foreign

locations.

Our

total

recognized

expense

related

to

defined

contribution

plans

was

$
94.0

million

in

fiscal

2024,
$
97.2

million in fiscal 2023, and $
90.1

million in fiscal 2022.
We

match a

percentage of

employee contributions

to the

General Mills

Savings Plan.

The Company

match is

directed to

investment
options

of

the

participant’s

choosing.

The

number

of

shares

of

our

common

stock

allocated

to

participants

in

the

ESOP

was
3.5
million as

of May

26, 2024,

and
3.7

million as

of May

28, 2023.

The ESOP’s

only assets

are our

common stock

and temporary

cash
balances.
The Company stock fund and the ESOP collectively held

$
393.0

million and $
498.7

million of Company common stock as of May 26,
2024, and May 28, 2023, respectively.

NOTE 15. INCOME TAXES

The

components

of

earnings

before

income

taxes

and

after-tax

earnings

from

joint

ventures

and

the

corresponding

income

taxes
thereon are as follows:

Fiscal Year
In Millions 2024 2023 2022
Earnings before income taxes and after-tax earnings

from joint ventures:
United States $
2,907.0
$
2,740.5
$
2,652.3
Foreign
121.3
400.0
557.3
Total earnings

before income taxes and after-tax earnings from joint ventures
$
3,028.3
$
3,140.5
$
3,209.6
Income taxes:
Currently payable:
Federal $
512.8
$
487.1
$
384.2
State and local
72.0
82.2
60.8
Foreign
58.2
65.1
79.1
Total current
643.0
634.4
524.1
Deferred:
Federal
27.4
9.6
75.0
State and local
9.7
(8.1)
18.3
Foreign
(85.6)
(23.7)
(31.1)
Total deferred
(48.5)
(22.2)
62.2
Total income

taxes
$
594.5
$
612.2
$
586.3
The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Year
2024 2023 2022
United States statutory rate
21.0
%
21.0
%
21.0
%
State and local income taxes, net of federal tax benefits
2.1
1.5
2.1
Foreign rate differences
(1.6)
(1.0)
(1.1)
Research and development tax credit
(1.2)
-
-
Stock based compensation
(0.3)
(1.0)
(0.6)
Capital loss (a)
-
-
(1.7)
Divestitures, net
-
(0.8)
(1.2)
Other, net
(0.4)
(0.2)
(0.2)
Effective income tax rate
19.6
%
19.5
%
18.3
%
(a)

During fiscal

2022, we

released a

$
50.7

million valuation

allowance associated

with our capital

loss carryforward

expected to

be
used against divestiture gains.

The tax effects of temporary differences that

give rise to deferred tax assets and liabilities are as follows:

In Millions May 26, 2024 May 28, 2023
Accrued liabilities $
43.6
$
51.2
Compensation and employee benefits
147.7
143.7
Pension
83.0
43.7
Tax credit carryforwards
48.6
38.7
Stock, partnership, and miscellaneous investments
3.6
2.4
Capitalized research and development
103.6
83.7
Capital losses
71.7
76.2
Net operating losses
259.6
221.3
Other
92.3
99.4
Gross deferred tax assets
853.7
760.3
Valuation

allowance
255.5
259.2
Net deferred tax assets
598.2
501.1
Brands
1,429.4
1,417.2
Fixed assets
393.2
402.7
Intangible assets
195.8
213.1
Tax lease transactions
3.4
8.5
Inventories
34.2
47.1
Stock, partnership, and miscellaneous investments
439.7
369.0
Unrealized hedges
20.2
34.3
Other
115.4
120.1
Gross deferred tax liabilities
2,631.3
2,612.0
Net deferred tax liability $
2,033.1
$
2,110.9
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
Information about our valuation allowance follows:

In Millions May 26, 2024
Pillsbury acquisition losses $
106.6
State and foreign loss carryforwards
21.9
Capital loss carryforwards
71.8
Other
55.2
Total $
255.5
As of May 26, 2024, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows
:

In Millions May 26, 2024
Foreign loss carryforwards $
245.8
Federal operating loss carryforwards
5.6
State operating loss carryforwards
8.2
Total tax loss carryforwards $
259.6

Our foreign loss carryforwards expire as follows:

In Millions May 26, 2024
Expire in fiscal 2025 and 2026 $
0.8
Expire in fiscal 2027 and beyond
26.4
Do not expire (a)
218.6
Total foreign loss carryforwards $
245.8

(a)

Of the total foreign loss carryforwards, $
204.2

million are held in Brazil for which we have not recorded a valuation allowance.
On August

16, 2022,

the Inflation

Reduction Act

(IRA) was

signed into

law.

The IRA

introduces

a Corporate

Alternative Minimum
Tax beginning

in our fiscal 2024 and an excise tax on the repurchase of corporate stock starting after

January 1, 2023. The IRA did not
have a material impact on our financial results, including our annual estimated effective tax rates and liquidity.
As of

May 26,

2024, we

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
3

to
5

years.
The Internal Revenue Service (IRS) is currently auditing

our federal tax returns for fiscal 2018 through 2022.

Several state and foreign
examinations are currently in

progress. We

do not expect these examinations

to result in a material

impact on our results

of operations
or financial position. During fiscal 2024,

we received a notice of proposed adjustment

from the IRS associated with a

capital loss from
fiscal 2019.

We

believe that we

have meritorious defense

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

for fiscal 2024
and

fiscal 2023.

Approximately

$
82.7

million of

this total

in fiscal

2024

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

Fiscal Year
In Millions 2024 2023
Balance, beginning of year $
181.2
$
160.9
Tax positions related

to current year:
Additions
24.6
29.9
Tax positions related

to prior years:
Additions
6.3
2.9
Reductions
(55.2)
(0.9)
Settlements
(0.8)
(4.7)
Lapses in statutes of limitations
(7.1)
(6.9)
Balance, end of year $
149.0
$
181.2
As of

May 26,

2024, we do
no
t expect

to pay unrecognized

tax benefit

liabilities and

accrued interest

within the

next 12

months. We
are not

able to

reasonably estimate

the timing

of future

cash flows

beyond 12

months due

to uncertainties

in the

timing of

tax audit
outcomes. Our unrecognized tax benefit liability was classified in other liabilities.
We

report

accrued

interest

and

penalties

related

to

unrecognized

tax

benefit

liabilities

in

income

tax

expense.

For

fiscal

2024,

we
recognized a net benefit of $
6.1

million of tax-related net interest and penalties, and had $
24.2

million of accrued interest and penalties
as

of

May

26,

2024.

For

fiscal

2023,

we

recognized

$
4.7

million

of

tax-related

net

interest

and

penalties,

and

had

$
32.4

million

of
accrued interest and penalties as of May 28, 2023.

NOTE 16. COMMITMENTS AND CONTINGENCIES

As

of

May

26,

2024,

we

have

issued

guarantees

and

comfort

letters

of

$
152.9

million

for

the

debt

and

other

obligations

of

non-
consolidated affiliates, mainly CPW.

Off-balance sheet arrangements were not material as of

May 26, 2024.
During

fiscal

2020,

we

received

notice

from

the

tax

authorities of

the

State of

São

Paulo,

Brazil

regarding

our

compliance

with

its
state sales tax requirements.

As a result, we

have been assessed additional

state sales taxes, interest,

and penalties. We

believe that we
have meritorious

defenses against

this claim

and will

vigorously defend

our position.

As of
May 26, 2024
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
Our operating segment results were as follows:

Fiscal Year
In Millions 2024 2023 2022
Net sales:
North America Retail $
12,473.4
$
12,659.9
$
11,572.0
International
2,746.5
2,769.5
3,315.7
Pet
2,375.8
2,473.3
2,259.4
North America Foodservice
2,258.7
2,191.5
1,845.7
Total segment net

sales
$
19,854.4
$
20,094.2
$
18,992.8
Corporate and other
2.8
-
-
Total net sales $
19,857.2
$
20,094.2
$
18,992.8
Operating profit:
North America Retail $
3,080.4
$
3,181.3
$
2,699.7
International
125.2
161.8
232.0
Pet
485.9
445.5
470.6
North America Foodservice
315.5
290.0
255.5
Total segment operating

profit
$
4,007.0
$
4,078.6
$
3,657.8
Unallocated corporate items
333.9
1,033.2
402.6
Divestitures gain, net
-
(444.6)
(194.1)
Restructuring, impairment, and other exit costs (recoveries)
241.4
56.2
(26.5)
Operating profit $
3,431.7
$
3,433.8
$
3,475.8
Net sales for our North America Retail operating units were as follows:

Fiscal Year
In Millions 2024 2023 2022
U.S. Meals & Baking Solutions $
4,324.3
$
4,426.3
$
4,023.8
U.S. Morning Foods
3,561.8
3,620.1
3,370.9
U.S. Snacks
3,538.9
3,611.0
3,191.4
Canada
1,048.4
1,002.5
985.9
Total $
12,473.4
$
12,659.9
$
11,572.0

Net sales by class of similar products were as follows:

Fiscal Year
In Millions 2024 2023 2022
Snacks $
4,327.3
$
4,431.5
$
3,960.9
Cereal
3,187.5
3,209.5
2,998.1
Convenient meals
2,906.5
2,961.6
2,988.5
Dough
2,423.6
2,390.5
1,986.3
Pet
2,382.7
2,476.0
2,260.1
Baking mixes and ingredients
1,996.0
2,037.3
1,843.6
Yogurt
1,482.5
1,472.9
1,714.9
Super-premium ice cream
728.7
703.7
782.2
Other
422.4
411.2
458.2
Total $
19,857.2
$
20,094.2
$
18,992.8
The following tables provide financial information by geographic area:

Fiscal Year
In Millions 2024 2023 2022
Net sales:
United States $
16,062.2
$
16,322.2
$
14,691.2
Non-United States
3,795.0
3,772.0
4,301.6
Total $
19,857.2
$
20,094.2
$
18,992.8

In Millions May 26, 2024 May 28, 2023
Cash and cash equivalents:
United States $
87.8
$
204.2
Non-United States
330.2
381.3
Total $
418.0
$
585.5

In Millions May 26, 2024 May 28, 2023
Land, buildings, and equipment:
United States $
3,155.3
$
2,920.5
Non-United States
708.6
715.7
Total $
3,863.9
$
3,636.2

NOTE 18. SUPPLEMENTAL

INFORMATION
The components of certain Consolidated Balance Sheets accounts are as follows:

In Millions May 26, 2024 May 28, 2023
Receivables:
Customers $
1,721.2
$
1,710.1
Less allowance for doubtful accounts
(25.0)
(26.9)
Total $
1,696.2
$
1,683.2

In Millions May 26, 2024 May 28, 2023
Inventories:
Finished goods $
1,827.7
$
2,066.9
Raw materials and packaging
500.5
572.2
Grain
111.1
133.8
Excess of FIFO over LIFO cost (a)
(541.1)
(600.9)
Total $
1,898.2
$
2,172.0
(a)

Inventories of $
1,135.3

million as of May 26,

2024, and $
1,477.5

million as of May 28,

2023, were valued at LIFO.

During fiscal
2024,

LIFO

inventory

layers

were

reduced.

Results

of

operations

were

not

materially

affected

by

these

liquidations

of

LIFO
inventory.

The

difference

between

replacement

cost

and

the

stated

LIFO

inventory

value

is

not

materially

different

from

the
reserve for the LIFO valuation method.

In Millions May 26, 2024 May 28, 2023
Prepaid expenses and other current assets:
Prepaid expenses $
266.1
$
244.4
Other receivables
221.6
285.7
Derivative receivables
20.8
45.1
Grain contracts
7.9
2.3
Marketable investments
-
117.2
Miscellaneous
52.1
41.0
Total $
568.5
$
735.7

In Millions May 26, 2024 May 28, 2023
Land, buildings, and equipment:
Equipment $
6,985.6
$
6,672.2
Buildings
2,640.2
2,569.3
Construction in progress
899.9
746.7
Capitalized software
506.8
514.8
Land
57.3
56.5
Equipment under finance lease
10.3
9.8
Buildings under finance lease
0.3
0.3
Total land, buildings,

and equipment
11,100.4
10,569.6
Less accumulated depreciation
(7,236.5)
(6,933.4)
Total $
3,863.9
$
3,636.2

In Millions May 26, 2024 May 28, 2023
Other assets:
Investments in and advances to joint ventures $
397.9
$
462.0
Right of use operating lease assets
366.1
340.0
Deferred income taxes
167.5
-
Pension assets
89.1
51.8
Life insurance
15.1
15.8
Miscellaneous
258.8
290.7
Total $
1,294.5
$
1,160.3

In Millions May 26, 2024 May 28, 2023
Other current liabilities:
Accrued trade and consumer promotions $
502.3
$
454.3
Accrued payroll
304.7
426.6
Current portion of operating lease liabilities
102.2
101.9
Accrued interest, including interest rate swaps
88.1
83.1
Accrued taxes
82.1
80.9
Dividends payable
20.9
23.1
Derivative payables
20.6
34.0
Restructuring and other exit costs reserve
14.8
47.7
Grain contracts
6.5
11.8
Miscellaneous
277.2
337.3
Total $
1,419.4
$
1,600.7

In Millions May 26, 2024 May 28, 2023
Other non-current liabilities:
Accrued compensation and benefits, including obligations for underfunded other

postretirement benefit and postemployment benefit plans
$
708.6
$
509.6
Non-current portion of operating lease liabilities
282.8
257.0
Accrued taxes
186.8
245.1
Miscellaneous
105.3
128.3
Total $
1,283.5
$
1,140.0
Certain Consolidated Statements of Earnings amounts are as follows:

Fiscal Year
In Millions 2024 2023 2022
Depreciation and amortization $
552.7
$
546.6
$
570.3
Research and development expense
257.8
257.6
243.1
Advertising and media expense (including production and

communication costs)
824.6
810.0
690.1
The components of interest, net are as follows:

Fiscal Year
In Millions 2024 2023 2022
Interest expense $
509.4
$
400.5
$
387.2
Capitalized interest
(11.4)
(4.4)
(3.8)
Interest income
(18.8)
(14.0)
(3.8)
Interest, net $
479.2
$
382.1
$
379.6
Certain Consolidated Statements of Cash Flows amounts are as follows:

Fiscal Year
In Millions 2024 2023 2022
Cash interest payments $
464.4
$
337.1
$
357.8
Cash paid for income taxes
660.5
682.6
545.3

NOTE 19. QUARTERLY

DATA

(UNAUDITED)
Summarized quarterly data for fiscal 2024 and fiscal 2023 follows:

First Quarter Second Quarter Third Quarter Fourth Quarter
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions, Except Per

Share Amounts
2024 2023 2024 2023 2024 2023 2024 2023
Net sales $
4,904.7
$
4,717.6
$
5,139.4
$
5,220.7
$
5,099.2
$
5,125.9
$
4,713.9
$
5,030.0
Gross margin
1,770.5
1,447.7
1,765.9
1,705.1
1,707.4
1,664.8
1,688.3
1,728.2
Net earnings attributable to

General Mills
673.5
820.0
595.5
605.9
670.1
553.1
557.5
614.9
EPS:
Basic $
1.15
$
1.37
$
1.03
$
1.01
$
1.18
$
0.94
$
0.98
$
1.04
Diluted $
1.14
$
1.35
$
1.02
$
1.01
$
1.17
$
0.92
$
0.98
$
1.03

In

the

fourth

quarter

of

fiscal

2024,

we

recorded

$
103.1

million

of

non-cash

impairment

charges

related

to

our
Top

Chews
, True
Chews , and EPIC

brand intangible

assets. We

also recorded

a $
53.2

million legal

recovery.

In addition,

we recorded

$
13.4

million of
transaction costs related to our acquisition of a pet food business in Europe

.

In the fourth

quarter fiscal 2023,

we approved restructuring

actions to enhance

the efficiency

of our global

supply chain structure

and
recorded $
36.2

million of

charges. We

also approved

restructuring actions

in our International

segment to

optimize our

Häagen-Dazs
shops network

and recorded

$
6.4

million of

charges.

In addition,

we recorded

a net

recovery of

$
11.8

million related

to a

voluntary
recall of certain international Häagen-Dazs ice cream products as a result of an insurance recovery.

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
There were

no changes

in our

internal control

over financial

reporting (as

defined in

Rule 13a-15(f)

under the

1934 Act)

during our
fiscal quarter ended May

26, 2024, that have materially

affected, or are reasonably

likely to materially affect,

our internal control

over
financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The

management

of

General

Mills,

Inc.

is

responsible

for

establishing

and

maintaining

adequate

internal

control

over

financial
reporting,

as

such

term

is

defined

in

Rule

13a-15(f)

under

the

1934

Act.

The

Company’s

internal

control

system

was

designed

to
provide

reasonable

assurance

to

our

management

and

the

Board

of

Directors

regarding

the

preparation

and

fair

presentation

of
published

financial

statements.

Under

the

supervision

and

with

the

participation

of

management,

including

our

Chief

Executive
Officer and Chief Financial Officer,

we conducted an assessment of the effectiveness

of our internal control over financial reporting

as
of May 26, 2024. In

making this assessment, management

used the criteria set forth

by the Committee of Sponsoring

Organizations of
the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) .
Based

on

our

assessment

using

the

criteria

set

forth

by

COSO

in
Internal

Control

–

Integrated

Framework

(2013)
,

management
concluded that our internal control over financial reporting was effective as of May 26, 2024.
KPMG

LLP,

our

independent

registered

public

accounting

firm,

has

issued

a

report

on the

effectiveness

of

the Company’s

internal
control over financial reporting.
/s/ J. L. Harmening

/s/ K. A. Bruce
J. L. Harmening

K. A. Bruce
Chief Executive Officer

Chief Financial Officer
June 26, 2024
Our independent registered public accounting firm’s

attestation report on our internal control over financial reporting is included in the
“Report of Independent Registered Public Accounting Firm” in Item

8 of this report.
ITEM 9B - Other Information

During

the fiscal

quarter ended

May 26,

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

Proxy Statement

for our 2024

Annual Meeting

of Shareholders

is
incorporated herein

by reference. The

information regarding our

insider trading policy

set forth in

the section entitled

“Key Policies –
Supplemental Information”

contained in our

definitive Proxy Statement

for our 2024

Annual Meeting of

Shareholders is incorporated
herein by reference.
Information regarding our executive officers is set forth in

Item 1 of this report.

The

information

regarding

our

Audit

Committee,

including

the

members

of

the

Audit

Committee

and

audit

committee

financial
experts, set forth

in the section

entitled “Board

Committees and

Their Functions”

contained in our

definitive Proxy

Statement for

our
2024 Annual Meeting of Shareholders is incorporated herein by reference.
We

have adopted a

Code of Conduct

applicable to all employees,

including our principal

executive officer,

principal financial officer,
and

principal

accounting

officer.

A

copy

of

the

Code

of Conduct

is

available

on

our

website

at

https://www.general

mills.com.
We
intend

to

post

on

our

website

any

amendments

to

our

Code

of

Conduct

and

any

waivers

from

our

Code

of

Conduct

for

principal
officers.
ITEM 11 - Executive Compensation

The

information

contained

in

the

sections

entitled

“Executive

Compensation,”

“Director

Compensation,”

and

“Overseeing

Risk
Management” in our definitive Proxy Statement for our 2024 Annual

Meeting of Shareholders is incorporated herein by reference.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters
The

information

contained

in

the

section

entitled

“Ownership

of

General

Mills

Common

Stock

by

Directors,

Officers

and

Certain
Beneficial

Owners”

in

our

definitive

Proxy

Statement

for

our

2024

Annual

Meeting

of

Shareholders

is

incorporated

herein

by
reference.

Equity Compensation Plan Information
The following table provides certain information as of May 26, 2024,

with respect to our equity compensation plans:
Plan Category
Number of Securities to be
Issued upon Exercise of
Outstanding Options,
Warrants and Rights (1)
Weighted-Average
Exercise Price of
Outstanding Options,
Warrants and
Rights (2) (a)
Number of Securities Remaining
Available for

Future Issuance Under
Equity Compensation Plans (Excluding
Securities Reflected in Column (1)) (3)
Equity compensation plans

approved by

security holders
18,812,894 (b) $ 59.19 32,590,666 (d)
Equity compensation plans

not approved by

security holders
92,110 (c) - -
Total 18,905,004 $ 59.19 32,590,666
(a)
Only includes the weighted-average exercise price of outstanding options,

whose weighted-average term is 5.05 years.
(b)
Includes 12,044,367 stock

options, 3,335,148 restricted

stock units, 1,323,984

performance share units

(assuming pay out

for
target performance), and 2,109,395 restricted stock units that have vested and been deferred.
(c)
Includes 92,110

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

Compensation Plan, which has 32,590,666

shares available for
grant at May 26, 2024.
ITEM 13 - Certain Relationships and Related Transactions,

and Director Independence
The

information

set forth

in the

section

entitled “Board

Independence

and Related

Person

Transactions”

contained

in our

definitive
Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14 - Principal Accountant Fees and Services

The

information

contained

in

the

section

entitled

“Independent

Registered

Public

Accounting

Firm

Fees”

in

our

definitive

Proxy
Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.

PART

IV
ITEM 15 – Exhibits and Financial Statement Schedules

1.

Financial Statements:

The following financial statements are included in Item 8 of this report:
Consolidated Statements of Earnings for the fiscal years ended May 26, 2024, May 28,

2023, and May 29, 2022.
Consolidated

Statements

of

Comprehensive

Income

for

the

fiscal

years

ended

May

26,

2024,

May

28,

2023,

and

May

29,
2022.
Consolidated Balance Sheets as of May 26, 2024 and May 28, 2023.

Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2024,

May 28, 2023, and May 29, 2022.
Consolidated

Statements of

Total

Equity

and Redeemable

Interest for

the fiscal

years ended

May 26,

2024, May

28, 2023,
and May 29, 2022.
Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm. PCAOB ID:
185
.
2.

Financial Statement Schedule:

For the fiscal years ended May 26, 2024, May 28, 2023, and May 29, 2022:
II – Valuation

and Qualifying Accounts

3. Exhibits
:

Exhibit No. Description
3.1
Amended

and

Restated

Certificate

of

Incorporation

of

the

Company

(incorporated

herein

by
reference to Exhibit 3.1 to the Company’s

Current Report on Form 8-K filed October 1, 2021).
3.2
By-laws

of

the

Company

(incorporated

herein

by

reference

to

Exhibit

3

to

the

Company’s
Current Report on Form 8-K filed January 30, 2024).
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
10.16
*
Form

of

Performance

Share

Unit

Award

Agreement

(incorporated

herein

by

reference

to
Exhibit

10.1

to

the

Company’s

Quarterly

Report

on

Form

10-Q

for

the

fiscal

quarter

ended
August 27, 2023).
10.17
*
Form

of

Stock

Option

Agreement

(incorporated

herein

by

reference

to

Exhibit

10.2

to

the
Company’s Quarterly

Report on Form 10-Q for the fiscal quarter ended August 27, 2023).
10.18
*
Form of

Restricted Stock

Unit Agreement

(incorporated herein

by reference

to Exhibit

10.3

to
the Company’s Quarterly

Report on Form 10-Q for the fiscal quarter ended August 27, 2023).
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
10.29
Addendum

No.

10

to

the

Protocol

of

Cereal

Partners

Worldwide,

effective

January

1,

2010,
among the

Company,

Nestle S.A.,

and CPW

S.A. (incorporated

herein by

reference to

Exhibit
10.1

to the

Company’s

Quarterly

Report

on

Form

10-Q

for the

fiscal

quarter

ended February
28, 2010).
10.30
Five-Year

Credit Agreement, dated

as of April 12,

2021, as amended

April 3, 2023,

among the
Company,

the several financial

institutions from time

to time party

to the agreement,

and Bank
of America,

N.A., as

Administrative Agent

(incorporated herein

by reference

to Exhibit

10.30
to the Company’s Annual

Report on Form 10-K for the fiscal year ended May 28, 2023).

19.1
Insider trading policies of the Company
21.1
Subsidiaries of the Company.
23.1
Consent of Independent Registered Public Accounting Firm.
31.1
Certification of

Chief Executive

Officer pursuant

to Section

302 of

the Sarbanes-Oxley

Act of
2002.
31.2
Certification of

Chief Financial

Officer

pursuant to

Section 302

of the

Sarbanes-Oxley

Act of
2002.
32.1
Certification of

Chief Executive

Officer pursuant

to Section

906 of

the Sarbanes-Oxley

Act of
2002.
32.2
Certification of

Chief Financial

Officer

pursuant to

Section 906

of the

Sarbanes-Oxley

Act of
2002.
97.1
Mandatory Executive Compensation Clawback Policy.
101
The following

materials from

the Company’s

Annual Report

on Form

10-K for

the fiscal

year
ended

May

26,

2024,

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

June 26, 2024
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
(Principal Executive Officer)
June 26, 2024
/s/ Kofi A. Bruce
Kofi A. Bruce
Chief Financial Officer
(Principal Financial Officer)
June 26, 2024
/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer

(Principal Accounting Officer)
June 26, 2024
/s/ R. Kerry Clark
R. Kerry Clark
Director June 26, 2024
/s/ Benno O. Dorer
Benno O. Dorer
Director June 26, 2024
/s/ C. Kim Goodwin Director June 26, 2024
C. Kim Goodwin
/s/ Maria G. Henry
Maria G. Henry
Director June 26, 2024
/s/ Jo Ann Jenkins
Jo Ann Jenkins
Director June 26, 2024
/s/ Elizabeth C. Lempres
Elizabeth C. Lempres
Director June 26, 2024
/s/ John G. Morikis
John. G. Morikis
Director June 26, 2024
/s/ Diane L. Neal
Diane L. Neal
Director June 26, 2024
/s/ Steve Odland
Steve Odland
Director June 26, 2024
/s/ Maria A. Sastre
Maria A. Sastre
Director June 26, 2024
/s/ Eric D. Sprunk
Eric D. Sprunk
Director June 26, 2024
/s/ Jorge A. Uribe
Jorge A. Uribe
Director June 26, 2024

General Mills, Inc. and Subsidiaries
Schedule II - Valuation

of Qualifying Accounts
Fiscal Year
In Millions 2024 2023 2022
Allowance for doubtful accounts:
Balance at beginning of year $
26.9
$
28.3
$
36.0
Additions charged to expense
27.6
29.6
23.0
Bad debt write-offs
(29.4)
(28.6)
(26.4)
Other adjustments and reclassifications
(0.1)
(2.4)
(4.3)
Balance at end of year $
25.0
$
26.9
$
28.3
Valuation

allowance for deferred tax assets:
Balance at beginning of year $
259.2
$
185.1
$
229.2
Additions charged (benefits) to expense
(2.3)
77.1
(41.6)
Adjustments due to acquisitions, translation of amounts, and other
(1.4)
(3.0)
(2.5)
Balance at end of year $
255.5
$
259.2
$
185.1
Reserve for restructuring and other exit charges:
Balance at beginning of year $
47.7
$
36.8
$
148.8
Additions charged to expense, including translation amounts
0.1
41.7
3.4
Reserve adjustment
-
-
(34.0)
Net amounts utilized for restructuring activities
(33.0)
(30.8)
(81.4)
Balance at end of year $
14.8
$
47.7
$
36.8
Reserve for LIFO valuation:
Balance at beginning of year $
600.9
$
463.4
$
209.5
Increase
(59.8)
137.5
253.9
Balance at end of year $
541.1
$
600.9
$
463.4