Form 10-Q
period 2024-08-25
GENERAL MILLS INC
filed 2024-09-18
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
AUGUST 25, 2024
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
3.650% Notes due 2030
GIS 30A
New York Stock Exchange
3.850% Notes due 2034
GIS 34
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
Yes
☐

No
☑
Number of

shares of

Common Stock

outstanding

as of

September 11,

2024:
555,158,898

(excluding
199,454,430

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters ended August 25, 2024 and August 27, 2023
4
Consolidated Statements of Comprehensive Income for the quarters ended August 25, 2024 and August 27,
2023
5
Consolidated Balance Sheets as of August 25, 2024 and May 26, 2024
6
Consolidated Statements of Total Equity for the quarters ended August 25, 2024 and August 27, 2023
7
Consolidated Statements of Cash Flows for the quarters ended August 25, 2024 and August 27, 2023
8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
19
Item 3. Quantitative and Qualitative Disclosures About Market Risk
33
Item 4. Controls and Procedures
34
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
34
Item 5. Other Information
34
Item 6. Exhibits
35
Signatures
36

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
Net sales $
4,848.1
$
4,904.7
Cost of sales
3,159.3
3,134.2
Selling, general, and administrative expenses
855.1
839.3
Restructuring, impairment, and other exit costs
2.2
1.2
Operating profit
831.5
930.0
Benefit plan non-service income
(13.9)
(17.0)
Interest, net
123.6
117.0
Earnings before income taxes and after-tax earnings

from joint ventures
721.8
830.0
Income taxes
157.4
173.2
After-tax earnings from joint ventures
19.2
23.5
Net earnings, including earnings attributable to noncontrolling interests
583.6
680.3
Net earnings attributable to noncontrolling interests
3.7
6.8
Net earnings attributable to General Mills $
579.9
$
673.5
Earnings per share – basic $
1.03
$
1.15
Earnings per share – diluted $
1.03
$
1.14
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
Net earnings, including earnings attributable to

noncontrolling interests
$
583.6
$
680.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation
(61.9)
(18.1)
Other fair value changes:
Hedge derivatives
(6.0)
(2.3)
Reclassification to earnings:
Hedge derivatives
-
0.2
Amortization of losses and prior service costs
11.6
9.1
Other comprehensive loss, net of tax
(56.3)
(11.1)
Total comprehensive

income

527.3
669.2
Comprehensive income attributable to noncontrolling

interests
4.2
6.9
Comprehensive income attributable to General Mills $
523.1
$
662.3
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Aug. 25, 2024 May 26, 2024
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
468.1
$
418.0
Receivables
1,843.8
1,696.2
Inventories
1,996.4
1,898.2
Prepaid expenses and other current assets
505.3
568.5
Total current

assets
4,813.6
4,580.9
Land, buildings, and equipment
3,776.3
3,863.9
Goodwill
14,787.7
14,750.7
Other intangible assets
6,982.8
6,979.9
Other assets
1,408.8
1,294.5
Total assets $
31,769.2
$
31,469.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,823.4
$
3,987.8
Current portion of long-term debt
1,640.0
1,614.1
Notes payable
249.1
11.8
Other current liabilities
1,576.9
1,419.4
Total current

liabilities
7,289.4
7,033.1
Long-term debt
11,431.3
11,304.2
Deferred income taxes
2,195.3
2,200.6
Other liabilities
1,326.6
1,283.5
Total liabilities
22,242.6
21,821.4
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,164.6
1,227.0
Retained earnings
21,213.9
20,971.8
Common stock in treasury,

at cost, shares of
198.8

and
195.5
(10,601.9)
(10,357.9)
Accumulated other comprehensive loss
(2,576.5)
(2,519.7)
Total stockholders’

equity
9,275.6
9,396.7
Noncontrolling interests
251.0
251.8
Total equity
9,526.6
9,648.5
Total liabilities and equity $
31,769.2
$
31,469.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,648.5
$
10,700.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,227.0
1,222.4
Stock compensation plans
(5.2)
7.3
Unearned compensation related to stock unit awards
(77.1)
(79.4)
Earned compensation
19.9
35.4
Ending balance
1,164.6
1,185.7
Retained earnings:
Beginning balance
20,971.8
19,838.6
Net earnings attributable to General Mills
579.9
673.5
Cash dividends declared ($
0.60

and $
0.59

per share)
(337.8)
(348.5)
Ending balance
21,213.9
20,163.6
Common stock in treasury:
Beginning balance
(195.5)
(10,357.9)
(168.0)
(8,410.0)
Shares purchased, including excise tax of $
2.2

and

$
4.2

million
(4.5)
(302.2)
(6.4)
(504.7)
Stock compensation plans
1.2
58.2
1.0
40.4
Ending balance
(198.8)
(10,601.9)
(173.4)
(8,874.3)
Accumulated other comprehensive loss:
Beginning balance
(2,519.7)
(2,276.9)
Comprehensive loss
(56.8)
(11.2)
Ending balance
(2,576.5)
(2,288.1)
Noncontrolling interests:
Beginning balance
251.8
250.4
Comprehensive income
4.2
6.9
Distributions to noncontrolling interest holders
(5.0)
(4.3)
Ending balance
251.0
253.0
Total equity,

ending balance
$
9,526.6
$
10,515.4
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
583.6
$
680.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
139.6
137.2
After-tax earnings from joint ventures
(19.2)
(23.5)
Distributions of earnings from joint ventures
23.1
15.8
Stock-based compensation
20.3
35.3
Deferred income taxes
16.2
(14.5)
Pension and other postretirement benefit plan contributions
(7.5)
(7.4)
Pension and other postretirement benefit plan costs
(3.2)
(5.3)
Restructuring, impairment, and other exit costs
0.2
2.4
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
(107.6)
(457.4)
Other, net
(21.3)
15.2
Net cash provided by operating activities
624.2
378.1
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(140.3)
(141.7)
Acquisition, net of cash acquired
(7.7)
-
Proceeds from disposal of land, buildings, and equipment
0.6
-
Other, net
(0.6)
6.2
Net cash used by investing activities
(148.0)
(135.5)
Cash Flows - Financing Activities
Change in notes payable
238.0
551.8
Proceeds from common stock issued on exercised options
9.4
4.5
Purchases of common stock for treasury
(300.0)
(500.5)
Dividends paid
(337.8)
(348.5)
Distributions to noncontrolling interest holders
(5.0)
(4.3)
Other, net
(34.0)
(37.2)
Net cash used by financing activities
(429.4)
(334.2)
Effect of exchange rate changes on cash and cash equivalents
3.3
(3.0)
Increase (decrease) in cash and cash equivalents
50.1
(94.6)
Cash and cash equivalents - beginning of year
418.0
585.5
Cash and cash equivalents - end of period $
468.1
$
490.9
Cash Flow from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(145.6)
$
(104.4)
Inventories
(95.7)
(54.3)
Prepaid expenses and other current assets
59.7
140.9
Accounts payable
(76.4)
(443.8)
Other current liabilities
150.4
4.2
Changes in current assets and liabilities $
(107.6)
$
(457.4)
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

May 25, 2025.

These

statements

should

be

read

in

conjunction

with

the

Consolidated

Financial

Statements

and

footnotes

included

in

our

Annual
Report on Form

10-K for the fiscal

year ended May

26, 2024. The

accounting policies used

in preparing these

Consolidated Financial
Statements are the same as those described in Note 2 to the Consolidated Financial

Statements in that Form 10-K.
Certain terms used throughout this report are defined in the “Glossary” section below.

(2) Acquisition and Divestiture
During the fourth quarter

of fiscal 2024, we acquired

a pet food business in Europe,

for a purchase price of $
434.1

million, net of cash
acquired.

During

the

first

quarter

of

fiscal

2025,

we

paid

$
7.7

million

related

to

a

purchase

price

holdback

after

certain

closing
conditions

were

met.
We
financed

the

transaction

with

cash

on

hand.

We

consolidated

the

business

into

our

Consolidated

Balance
Sheets

and

recorded

goodwill

of

$
317.7

million,

an

indefinite-lived

brand

intangible

asset

of

$
118.4

million

and

a

finite-lived
customer

relationship

asset

of

$
14.2

million.

The

goodwill

is

included

in

the

International

segment

and

is

not

deductible

for

tax
purposes. The pro forma effects

of this acquisition were not

material. We

have conducted a preliminary assessment

of the fair value of
the acquired

assets and

liabilities of

the business

and we

are continuing

our review

of these

items during

the measurement

period. If
new

information

is

obtained

about

facts

and

circumstances

that

existed

at

the

acquisition

date,

the

acquisition

accounting

will

be
revised

to

reflect

the

resulting

adjustments

to

current

estimates

of

those

items.

The

consolidated

results

are

reported

in

our
International operating segment on a one-month lag beginning in fiscal 2025.
On

September

12,

2024,

subsequent

to

the

end

of

the

first

quarter

of

fiscal

2025,

we

entered

into

definitive

agreements

to

sell

our
North

American

Yogurt

businesses

to

affiliates

of

Groupe

Lactalis

S.A.

(Lactalis)

and

Sodiaal

International

(Sodiaal)

for
approximately

$
2.1

billion.

We

expect

to

close

these

divestitures

in

calendar

year

2025,

subject

to

regulatory

approvals

and

other
customary closing conditions.

(3) Restructuring, Impairment, and Other Exit Costs
In

the

first

quarter

of

fiscal

2025,

we

did

not

undertake

any

new

restructuring

actions.

We

recorded

$
2.9

million

of

restructuring
charges

in

the

first

quarter

of

fiscal

2025

and

$
9.8

million

of

restructuring

charges

in

the

first

quarter

of

fiscal

2024

related

to
restructuring actions previously announced.

We expect these actions to

be completed by the end of fiscal 2026.
We

paid net $
2.7

million of cash in

the first quarter

of fiscal 2025

related to restructuring

actions. We

paid net $
7.4

million of cash

in
the same period of fiscal 2024.
Restructuring and impairment charges and project-related

costs are recorded in our Consolidated Statements of Earnings as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Restructuring, impairment, and other exit costs $
2.2
$
1.2
Cost of sales
0.7
8.6
Total restructuring

charges
$
2.9
$
9.8
Project-related costs classified in cost of sales $
0.1
$
0.8

(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions Aug. 25, 2024 May 26, 2024
Goodwill $
14,787.7
$
14,750.7
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,735.9
6,728.6
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
402.9
402.2
Less accumulated amortization
(156.0)
(150.9)
Intangible assets subject to amortization, net
246.9
251.3
Other intangible assets
6,982.8
6,979.9
Total $
21,770.5
$
21,730.6
Based on

the carrying

value of

finite-lived intangible

assets as

of August

25, 2024,

annual amortization

expense for

each of

the next
five fiscal years is estimated to be approximately $
20

million.
The changes in the carrying amount of goodwill during the first quarter of fiscal 2025 were as follows:

In Millions
North
America
Retail
North
America
Pet
North
America
Foodservice
International
(a)
Corporate
and Joint
Ventures Total
Balance as of May 26, 2024 $
6,541.9
$
6,062.8
$
805.5
$
917.1
$
423.4
$
14,750.7
Other activity, primarily

foreign currency translation
1.4
-
-
23.0
12.6
37.0
Balance as of Aug. 25, 2024 $
6,543.3
$
6,062.8
$
805.5
$
940.1
$
436.0
$
14,787.7
(a)
The carrying amounts of goodwill within the International segment as of

May 26, 2024, and August 25, 2024, were net of
accumulated impairment losses of $
117.1

million.
The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2025 were as follows:

In Millions Total
Balance as of May 26, 2024 $
6,979.9
Foreign currency translation, net of amortization
2.9
Balance as of Aug. 25, 2024 $
6,982.8
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

(5) Inventories
The components of inventories were as follows:

In Millions Aug. 25, 2024 May 26, 2024
Finished goods $
1,975.1
$
1,827.7
Raw materials and packaging
488.4
500.5
Grain
79.3
111.1
Excess of FIFO over LIFO cost
(546.4)
(541.1)
Total $
1,996.4
$
1,898.2

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

Unallocated corporate items for the quarters ended August 25, 2024, and

August 27, 2023, included:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Net (loss) gain on mark-to-market valuation of certain

commodity positions
$
(37.7)
$
28.4
Net loss on commodity positions reclassified from

unallocated corporate items to segment operating profit
17.2
3.2
Net mark-to-market revaluation of certain grain inventories
(8.3)
13.3
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(28.8)
$
44.9

As

of

August

25,

2024,

the

net

notional

value

of

commodity

derivatives

was

$
233.4

million,

of

which

$
118.6

million

related

to
agricultural inputs and $
114.8

million related to energy inputs. These contracts relate to inputs that generally will be utilized within the
next
12

months.
We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

As of

August 25,

2024, we

hedged a

portion

of
these investments with €
3,979.4

million of euro-denominated bonds.
The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as of

August 25, 2024,

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

25, 2024,

$
1,421.6

million of

our total

accounts payable

were payable

to suppliers

who utilize

these third-
party services.

As of

May 26,

2024, $
1,404.4

million of

our total

accounts payable

were payable

to suppliers

who utilize

these third-
party services.

(7) Debt
The components of notes payable were as follows:

Aug. 25, 2024 May 26, 2024
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
205.0
5.4
% $
-
-
%
Financial institutions
44.1
7.7
11.8
8.8
Total $
249.1
5.8
% $
11.8
8.8
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 25, 2024:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $
2.7
$
-
Uncommitted credit facilities
0.7
-
Total committed

and uncommitted credit facilities
$
3.4
$
-
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of August 25, 2024.
Long-Term

Debt

The fair values

and carrying

amounts of long-term

debt, including

the current portion,

were $
12,653.5

million and $
13,071.3

million,
respectively,

as

of

August

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
In

the

third

quarter of

fiscal

2024,

we

issued

$
500.0

million

of
4.7

percent

fixed-rate

notes due
January 30, 2027
. We

used

the

net
proceeds to repay $
500.0

million of
3.65

percent fixed-rate notes due
February 15, 2024
.

In the second

quarter of fiscal 2024,

we issued €
250.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds
to repay €
250.0

million of floating-rate notes due
November 10, 2023
.

In the

second quarter

of fiscal

2024, we

issued $
500.0

million of
5.5

percent fixed-rate

notes due
October 17, 2028
. We

used the

net
proceeds to repay $
400.0

million of floating-rate notes due
October 17, 2023
, and for general corporate purposes.

In the first

quarter of fiscal

2024, we issued

€
500.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds

to
repay €
500.0

million of floating-rate notes due
July 27, 2023
.

Certain

of

our

long-term

debt

agreements

contain

restrictive

covenants.
As of August 25, 2024, we were in compliance with all of
these covenants.

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
Our noncontrolling interests contain restrictive covenants. As of August 25, 2024, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

Quarter Ended Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
579.9
$
3.7
$
673.5
$
6.8
Other comprehensive (loss) income:
Foreign currency translation $
(93.9)
$
31.5
(62.4)
0.5
$
(22.0)
$
3.8
(18.2)
0.1
Other fair value changes:
Hedge derivatives
(7.5)
1.5
(6.0)
-
(2.7)
0.4
(2.3)
-
Reclassification to earnings:
Hedge derivatives (a)
(0.4)
0.4
-
-
(1.3)
1.5
0.2
-
Amortization of losses and

prior service costs (b)
14.5
(2.9)
11.6
-
11.5
(2.4)
9.1
-
Other comprehensive (loss) income $
(87.3)
$
30.5
(56.8)
0.5
$
(14.5)
$
3.3
(11.2)
0.1
Total comprehensive income $
523.1
$
4.2
$
662.3
$
6.9
(a)

Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Aug. 25, 2024 May 26, 2024
Foreign currency translation adjustments $
(857.7)
$
(795.3)
Unrealized (loss) gain from hedge derivatives
(5.8)
0.2
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,790.8)
(1,806.3)
Prior service credits
77.8
81.7
Accumulated other comprehensive loss $
(2,576.5)
$
(2,519.7)

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
May 26, 2024.
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Compensation expense related to stock-based payments $
20.3
$
35.3

Windfall tax benefits from stock-based payments

in income tax expense in our Consolidated Statements of Earnings were as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Windfall tax benefits from stock-based payments $
2.8
$
8.4
As

of

August

25,

2024,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
185.9

million. This expense will be recognized over
26

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Net cash proceeds $
9.4
$
4.5
Intrinsic value of options exercised $
1.9
$
2.1
We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than
6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:

Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
Estimated fair values of stock options granted

$
13.20
$
17.47
Assumptions:
Risk-free interest rate
4.5
%
4.0
%
Expected term
8.5
years
8.5
years
Expected volatility
21.6
%
21.4
%
Dividend yield
3.8
%
2.8
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Total grant date fair

value
$
90.8
$
104.8

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended
In Millions, Except per Share Data Aug. 25, 2024 Aug. 27, 2023
Net earnings attributable to General Mills $
579.9
$
673.5
Average number

of common shares – basic EPS
560.5
586.3
Incremental share effect from: (a)
Stock options
1.5
2.8
Restricted stock units and performance share units
1.8
2.3
Average number

of common shares – diluted EPS
563.8
591.4
Earnings per share – basic $
1.03
$
1.15
Earnings per share – diluted $
1.03
$
1.14
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method
. Stock options, restricted stock

units, and performance share

units excluded from our

computation of diluted EPS because
they were not dilutive were as follows
:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Anti-dilutive stock options, restricted stock units, and

performance share units

4.4
1.6

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Shares of common stock
4.5
6.4
Aggregate purchase price $
302.2
$
504.7

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Net cash interest payments $
83.7
$
83.9
Net income tax payments $
18.7
$
13.7

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Aug. 25,
2024
Aug. 27,
2023
Aug. 25,
2024
Aug. 27,
2023
Aug. 25,
2024
Aug. 27,
2023
Service cost $
13.0
$
14.2
$
1.1
$
1.2
$
1.8
$
1.8
Interest cost
76.7
74.2
5.3
5.3
1.0
1.0
Expected return on plan assets
(105.0)
(102.9)
(9.0)
(8.7)
-
-
Amortization of losses (gains)
25.1
21.5
(5.2)
(5.1)
0.1
-
Amortization of prior service costs (credits)
0.3
0.4
(5.5)
(5.4)
(0.3)
0.1
Other adjustments
-
-
-
-
2.6
2.6
Net expense (income) $
10.1
$
7.4
$
(13.3)
$
(12.7)
$
5.2
$
5.5

(15) Income Taxes
During the

second quarter

of fiscal

2024, we

received a

notice of

proposed adjustment

from the

Internal Revenue

Service associated
with a capital loss

from fiscal 2019.

We

believe that we

have meritorious defenses

against this assessment

and will vigorously

defend
our

position. We

do

not

expect

the

resolution

of

the

proposed

adjustment

to

have

a

material

impact

on

our

financial

position

or
liquidity.
In

December

2021,

the

Organization

for

Economic

Cooperation

and

Development

(OECD)

established

a

framework,

referred

to

as
Pillar

2,

designed

to

ensure

large

multinational

enterprises

pay

a

minimum

15

percent

level

of

tax

on

the

income

arising

in

each
jurisdiction

in

which

they

operate.

Numerous

countries

have

already

enacted

the

OECD

model

rules

effective

for

taxable

years
beginning

after

December

31,

2023,

which

for

us

is

fiscal

2025.

There

was

no

material

impact

on

our

consolidated

financial
statements.

Several

other

countries

have

enacted

or

drafted

legislation

that

is

not

yet

effective

for

us,

and

we

do

not

expect

this
legislation

to

have

a

material

impact

on

our

consolidated

financial

statements.

We

will

continue

to monitor

for

new

legislation

and
guidance and evaluate potential impact on our consolidated financial statements.

(16) Contingencies
During

fiscal

2020,

we

received

notice

from

the

tax

authorities of

the

State of

São

Paulo,

Brazil

regarding

our

compliance

with

its
state sales tax requirements.

As a result, we

have been assessed additional

state sales taxes, interest,

and penalties. We

believe that we
have meritorious defenses against this claim and will vigorously defend our position. As of August 25, 2024, we are unable to estimate any possible loss and have not recorded a loss contingency for this matter.

(17) Business Segment and Geographic Information
We

operate

in

the

packaged

foods

industry.

Our

operating

segments

are

as

follows:

North

America

Retail,

International,

North
America Pet,

and North

America Foodservice.

In the

first quarter

of fiscal

2025, we

renamed the

Pet segment

to the

North America
Pet segment to reflect that

pet food results outside

North America are recorded

in the International segment.

There were no changes to
the

composition

of

our

reportable

segments

or

information

reviewed

by

our

chief

operating

decision

maker

and

no

impact

on

our
historical segment operating results.
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

Our North

America Pet

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

life-
stage needs

and span

different product

types, diet

types, breed

sizes for

dogs, life-stages,

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
Our operating segment results were as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Net sales:
North America Retail $
3,016.6
$
3,073.0
International
717.0
715.8
North America Pet
576.1
579.9
North America Foodservice
536.2
536.0
Total segment net

sales
$
4,845.9
$
4,904.7
Corporate and other
2.2
-
Total net sales $
4,848.1
$
4,904.7
Operating profit:
North America Retail $
745.7
$
798.2
International
20.9
50.0
North America Pet
119.4
111.2
North America Foodservice
71.5
59.1
Total segment operating

profit
$
957.5
$
1,018.5
Unallocated corporate items
123.8
87.3
Restructuring, impairment, and other exit costs
2.2
1.2
Operating profit $
831.5
$
930.0

Net sales for our North America Retail operating units were as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
U.S. Meals & Baking Solutions $
946.3
$
941.9
U.S. Snacks
910.5
954.5
U.S. Morning Foods
902.9
927.8
Canada
256.9
248.8
Total $
3,016.6
$
3,073.0
Net sales by class of similar products were as follows:

Quarter Ended
In Millions Aug. 25, 2024 Aug. 27, 2023
Snacks $
1,106.8
$
1,136.7
Cereal
793.1
817.9
Convenient meals
678.9
665.5
Pet
604.6
579.9
Dough
517.8
534.9
Baking mixes and ingredients
457.1
466.5
Yogurt
371.9
368.4
Super-premium ice cream
212.9
224.0
Other
105.0
110.9
Total $
4,848.1
$
4,904.7

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

key

priorities

in

fiscal

2025

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

to more

than offset
input

cost inflation

in fiscal

2025. We

expect to

reinvest in

the business,

including plans

for increased

brand-building

investment

in
fiscal 2025 to drive improved volume performance.
CONSOLIDATED

RESULTS

OF OPERATIONS
First Quarter Results
In the first quarter

of fiscal 2025, net

sales and organic

net sales decreased 1

percent compared to the

same period last year.

Operating
profit

decreased

11

percent

to

$832

million,

primarily

driven

by

an

unfavorable

change

in

the

mark-to-market

valuation

of

certain
commodity

positions

and

grain

inventories,

unfavorable

net

price

realization

and

mix,

and

an

increase

in

selling,

general

and
administrative

(SG&A)

expenses, partially

offset

by lower

input

costs. Operating

profit margin

of 17.2

percent decreased

180

basis
points.

Adjusted

operating profit

of $865

million

decreased 4

percent on

a constant-currency

basis, primarily

driven by

unfavorable
net

price

realization

and

mix

and

an

increase

in

SG&A

expenses,

partially

offset

by

lower

input

costs.

Adjusted

operating

profit
margin decreased 50

basis points to 17.8

percent. Diluted earnings per

share of $1.03 decreased 10

percent in the first

quarter of fiscal
2025.

Adjusted diluted

earnings per

share of

$1.07 decreased

2 percent

on a

constant-currency basis

compared to

the first

quarter of
fiscal 2024.

See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the first quarter of fiscal 2025 follows:

Quarter Ended Aug. 25, 2024
In millions,
except per share
Quarter Ended
Aug. 25, 2024 vs.
Aug. 27, 2023
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 4,848.1 (1) %
Operating profit 831.5 (11) % 17.2%
Net earnings attributable to General Mills 579.9 (14) %
Diluted earnings per share $ 1.03 (10) %
Organic net sales growth rate (a) (1) %
Adjusted operating profit (a) 865.3 (4) % 17.8% (4) %
Adjusted diluted earnings per share (a) $ 1.07 (2) % (2) %
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by

GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Aug. 25, 2024
Aug. 25, 2024 vs.

Aug. 27, 2023 Aug. 27, 2023
Net sales (in millions) $ 4,848.1 (1) % $ 4,904.7
Contributions from volume growth (a) Flat
Net price realization and mix (1) pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.

Net sales in

the first quarter

of fiscal 2025

decreased 1 percent

compared to the

same period in

fiscal 2024, driven

by unfavorable net
price realization and mix.
Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 25, 2024 vs.
Quarter Ended Aug. 27, 2023
Contributions from organic volume growth (a) Flat
Organic net price realization and mix (1) pt
Organic net sales growth (1) pt
Foreign currency exchange Flat
Acquisition Flat
Net sales growth (1) pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

decreased

1

percent

in

the

first

quarter

of

fiscal

2025

compared

to

the

same

period

in

fiscal

2024,

driven

by
unfavorable organic net price realization and mix.
Cost of

sales
increased $25

million to

$3,159 million

in the

first quarter

of fiscal

2025 compared

to the

same period

in fiscal

2024.
The increase included a

$7 million increase attributable

to volume and a $47

million decrease attributable to product

rate and mix. We
recorded a

$29 million net

increase in

cost of

sales related

to the

mark-to-market valuation

of certain

commodity positions

and grain
inventories

in

the

first

quarter

of

fiscal

2025,

compared

to

a

$45 million

net

decrease

in

the

first

quarter

of

fiscal

2024.

We

also
recorded $1

million of

restructuring charges

in the first

quarter of

fiscal 2025

compared to

$9 million

of restructuring

charges and

$1
million of

restructuring initiative

project-related

costs in

cost of

sales in

the first

quarter of

fiscal 2024

(please refer

to Note

3 to

the
Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses
increased $16 million

to $855 million in

the first quarter

of fiscal 2025,

compared to the

same period in

fiscal 2024,
primarily driven

by increased

media and

advertising expenses.

SG&A expenses

as a

percent of

net sales

in the

first quarter

of fiscal
2025 increased 50 basis points compared to the first quarter of fiscal 2024.
Restructuring, impairment,

and other exit

costs
totaled $2 million

in the first

quarter of fiscal

2025,

compared to $1

million in the
same period last year (please refer to Note 3 to the Consolidated Financial

Statements in Part I, Item 1 of this report).
Benefit plan

non-service income
totaled $14 million

in the

first quarter

of fiscal

2025, compared

to $17 million

in the

same period
last year, primarily reflecting higher

amortization of losses.

Interest,

net
for

the

first

quarter

of

fiscal

2025

totaled

$124 million,

up

$7 million

from

the

first

quarter

of

fiscal

2024,

primarily
driven by higher average long-term debt levels.
The effective tax rate

for the first quarter of fiscal

2025 was 21.8 percent compared

to 20.9 percent for the first

quarter of fiscal 2024.
The

0.9

percentage

point

increase

was

primarily

due

to

certain

nonrecurring

discrete

tax benefits

in

the

first

quarter

of fiscal

2024,
partially

offset

by

favorable

earnings

mix

by

jurisdiction

in the

first

quarter

of

fiscal

2025.

Our

effective

tax

rate

excluding

certain
items affecting comparability was

21.9 percent in the first quarter

of fiscal 2025, compared to 21.1 percent

in the same period last year
(see the

“Non-GAAP Measures”

section below

for a

description of

our use

of measures

not defined

by GAAP).

The 0.8

percentage
point

increase

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

in

the

first

quarter

of

fiscal

2024,

partially

offset

by
favorable earnings mix by jurisdiction in the first quarter of fiscal 2025.

After-tax earnings

from

joint ventures

for the

first quarter

of fiscal

2025
decreased to

$19 million compared

to $24 million

in the
same period in fiscal 2024, primarily

due to favorable discrete tax items

in the first quarter of fiscal 2024,

higher SG&A expenses, and
a

decrease

in

volume

at

Cereal

Partners

Worldwide

(CPW),

partially

offset

by

favorable

net

price

realization

and

mix at

CPW

and
lower

SG&A

expenses

at

Häagen-Dazs

Japan,

Inc.

(HDJ).

On

a

constant-currency

basis,

after-tax

earnings

from

joint

ventures
decreased 14 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 25, 2024 vs.
Quarter Ended Aug. 27, 2023 CPW HDJ Total
Contributions from volume growth (a) (2) pts 1 pt
Net price realization and mix 3 pts (1) pt
Net sales growth in constant currency 1 pt Flat 1 pt
Foreign currency exchange (4) pts (8) pts (5) pts
Net sales growth (4) pts (8) pts (4) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding
decreased

by

28

million

in

the

first

quarter

of

fiscal

2025

from

the

same

period

a

year

ago
primarily due to share repurchases, partially offset by option exercises.
SEGMENT OPERATING

RESULTS
Our

businesses

are

organized

into

four

operating

segments:

North

America

Retail,

International,

North

America

Pet,

and

North
America Foodservice. Please refer

to Note 17 of the

Consolidated Financial Statements in

Part I, Item 1 of

this report for a description
of our operating segments.
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended
Aug. 25,
2024
Aug. 25, 2024 vs
Aug. 27, 2023
Aug. 27,
2023
Net sales (in millions) $ 3,016.6 (2) % $ 3,073.0
Contributions from volume growth (a) (3) pts
Net price realization and mix 1 pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Retail

net

sales

decreased

2

percent

in

the

first

quarter

of

fiscal

2025

compared

to

the

same

period

in

fiscal

2024,
driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.
The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2024
Contributions from organic volume growth (a) (3) pts
Organic net price realization and mix 1 pt
Organic net sales growth (2) pts
Foreign currency exchange Flat
Net sales growth (2) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.

North

America

Retail organic

net sales

decreased

2 percent

in the

first quarter

of fiscal

2025

compared to

the same

period in

fiscal
2024, driven by a decrease

in contributions from organic

volume growth, partially offset

by favorable organic net

price realization and
mix.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 25, 2024
U.S. Snacks (5) %
U.S. Morning Foods (3) %
Canada (a) 3%
U.S. Meals & Baking Solutions Flat
Total (2) %
(a)

On a constant-currency

basis, Canada net

sales increased 6 percent

in the first quarter

of fiscal 2025 compared

to the same period
in fiscal 2024. See the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP.
Segment operating

profit decreased 7

percent to $746 million

in the first quarter

of fiscal 2025,

compared to $798 million

in the same
period in

fiscal 2024,

primarily driven

by higher

input costs

and a

decrease in

contributions from

volume growth,

partially offset

by
favorable net

price realization

and mix.

Segment operating

profit decreased

6 percent

on a constant

-currency basis

in the

first quarter
of fiscal 2025,

compared to the

same period in

fiscal 2024 (see

the “Non-GAAP

Measures” section below

for our use

of this measure
not defined by GAAP).
International Segment Results
International net sales were as follows:

Quarter Ended
Aug. 25,
2024
Aug. 25, 2024 vs
Aug. 27, 2023
Aug. 27,
2023
Net sales (in millions) $ 717.0 Flat $ 715.8
Contributions from volume growth (a) 8 pts
Net price realization and mix (6) pts
Foreign currency exchange (2) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net sales in the first quarter of fiscal 2025 essentially matched the same period in fiscal 2024.
The components of International organic net sales growth

are shown in the following table:

Quarter Ended
Aug. 25, 2024
Contributions from organic volume growth (a) 6 pts
Organic net price realization and mix (7) pts
Organic net sales growth (1) pt
Foreign currency exchange (2) pts
Acquisition (b) 3 pts
Net sales growth Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of a pet food business in Europe in fiscal 2024. Please see Note 2 to the Consolidated Financial Statements in Part I,

Item 1 of this report.
International

organic

net

sales

decreased

1

percent

in

the

first

quarter

of

fiscal

2025,

compared

to

the

same

period

in

fiscal

2024,
driven

by

unfavorable

organic

net

price

realization

and

mix,

partially

offset

by

an

increase

in

contributions

from

organic

volume
growth.

Segment operating

profit decreased

58 percent

to $21 million

in the

first quarter

of fiscal

2025, compared

to $50 million

in the

same
period

in

fiscal

2024,

primarily

driven

by unfavorable

net price

realization

and

mix

and higher

SG&A

expenses,

partially

offset

by
lower input

costs and an

increase in contributions

from volume growth.

Segment operating

profit decreased 64

percent on a

constant-
currency basis

in the first

quarter of

fiscal 2025,

compared to

the same

period in

fiscal 2024 (see

the “Non-GAAP

Measures” section
below for our use of this measure not defined by GAAP).
North America Pet Segment Results
North America Pet net sales were as follows:

Quarter Ended
Aug. 25,
2024
Aug. 25, 2024 vs
Aug. 27, 2023
Aug. 27,
2023
Net sales (in millions) $ 576.1 (1) % $ 579.9
Contributions from volume growth (a) 3 pts
Net price realization and mix (3) pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Pet

net sales decreased

1 percent in

the first quarter

of fiscal 2025,

compared to the

same period in

fiscal 2024, driven
by unfavorable net price realization and mix, partially offset by an increase in contributions from volume growth.
The components of North America Pet organic net sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2024
Contributions from organic volume growth (a) 3 pts
Organic net price realization and mix (3) pts
Organic net sales growth (1) pt
Foreign currency exchange Flat
Net sales growth (1) pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North America Pet organic

net sales decreased 1 percent

in the first quarter of fiscal 2025, compared

to the same period in fiscal

2024,
driven

by

unfavorable

organic

net

price

realization

and

mix,

partially

offset

by

an

increase

in

contributions

from

organic

volume
growth.
Segment operating

profit increased 7

percent to $119

million in the

first quarter of

fiscal 2025,

compared to $111

million in the

same
period in

fiscal 2024,

primarily driven

by lower

input costs

and an

increase in

contributions from

volume growth,

partially offset

by
unfavorable

net

price

realization

and

mix

and

higher

SG&A expenses

.

Segment

operating

profit

increased

7

percent

on

a

constant-
currency basis

in the first

quarter of

fiscal 2025,

compared to

the same

period in

fiscal 2024 (see

the “Non-GAAP

Measures” section
below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended
Aug. 25,
2024
Aug. 25, 2024 vs
Aug. 27, 2023
Aug. 27,
2023
Net sales (in millions) $ 536.2 Flat $ 536.0
Contributions from volume growth (a) Flat
Net price realization and mix Flat
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales in the first quarter of fiscal 2025 essentially matched the same period in fiscal 2024.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended
Aug. 25, 2024
Contributions from organic volume growth (a) Flat
Organic net price realization and mix Flat
Organic net sales growth Flat
Foreign currency exchange Flat
Net sales growth Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North America Foodservice organic net sales in the

first quarter of fiscal 2025 essentially matched the same period in fiscal 2024.
Segment operating

profit increased

21 percent

to $72

million in

the first

quarter of

fiscal 2025,

compared to

$59 million in

the same
period

in

fiscal

2024,

primarily

driven

by

lower

input

costs.

Segment

operating

profit

increased

21

percent

on

a

constant-currency
basis in the first

quarter of fiscal

2025,

compared to the

same period in

fiscal 2024 (see

the “Non-GAAP Measures”

section below for
our use of this measure not defined by GAAP).
UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate

expenses totaled $124

million in the

first quarter

of fiscal 2025,

compared to

$87 million in the

same period

in
fiscal

2024.

In

the

first

quarter

of

fiscal

2025,

we

recorded

a

$29 million

net

increase

in

expense

related

to

the

mark-to-market
valuation of certain

commodity positions and

grain inventories, compared

to a $45 million

net decrease in

expense in the

same period
last year.

Certain compensation

and benefits

expenses decreased

in the

first quarter

of fiscal

2025

compared to

the same

period last
year.

We

recorded

$1

million

of

restructuring

charges

in

cost

of

sales in

the

first quarter

of

fiscal

2025,

compared

to $9

million

of
restructuring

charges

in

cost

of

sales

in

the

same

period

last

year.

We

recorded

$3 million

of

net

losses

related

to

valuation
adjustments on certain corporate investments

in the first quarter of fiscal 2024.

In addition, we recorded $2 million

of integration costs
in the first quarter of fiscal 2025 related to our acquisition of a pet food business in

Europe in fiscal 2024.
LIQUIDITY

AND CAPITAL

RESOURCES
During the first quarter of

fiscal 2025,

cash provided by operations was $624 million

compared to $378 million in the same

period last
year.

The $246

million increase

was primarily

driven by

a $350

million

change in

current assets

and

liabilities, partially

offset

by a
$97 million

decrease in

net earnings.

The $350

million change

in current

assets and

liabilities is

primarily

driven by

a $367

million
change in the timing of accounts payable.
Cash used by investing activities during the first quarter

of fiscal 2025 was $148 million compared to $136 million

for the same period
in

fiscal

2024.

During

the

first quarter

of

fiscal

2025,

we

paid

$8

million

related

to

a purchase

price

holdback

after certain

closing
conditions

were met

for the

acquisition of

a pet

food business

in Europe

in the

fourth

quarter of

fiscal 2024.

In addition,

during the
first quarter

of fiscal

2025, we

spent $140

million on

purchases of

land, buildings,

and equipment

in the

first quarter

of fiscal

2025,
compared to $142 million in the same period last year.

Cash used by financing

activities during the first

quarter of fiscal 2025

was $429 million compared

to $334 million in the same

period
in

fiscal

2024.

We

had

$238

million

of

net

debt

issuances

in

the

first

quarter

of

fiscal

2025,

compared

to

$552

million

of net

debt
issuances in the same period

a year ago. We

paid $300 million for purchases

of common stock for

treasury in the first quarter

of fiscal
2025,

compared to $500 million in the

same period in fiscal 2024. In

addition, we paid $338 million of dividends

in the first quarter of
fiscal 2025, compared to $348 million in the same period last year.
As of August

25, 2024, we had

$414 million of cash

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
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 25, 2024:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring April 2026 $ 2.7 $ -
Uncommitted credit facilities 0.7 -
Total committed

and uncommitted credit facilities
$ 3.4 $ -
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
August 25, 2024, we were in compliance with all of these covenants.

We

have

$1,640

million

of

long-term

debt

maturing

in

the

next

12

months

that

is

classified

as

current,

including

€750

million

of
floating-rate notes

due November

8, 2024,

and $800

million of

4.0 percent

fixed-rate notes

due April

17, 2025.

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

2024. The

accounting policies

used in

preparing our

interim fiscal

2025 Consolidated
Financial Statements are the

same as those described

in our Form 10-K.

Please see Note 1 to

the Consolidated Financial Statements

in
Part I, Item 1 of this report for additional information.
Our

critical

accounting

estimates

are

those

that

have

meaningful

impact

on

the

reporting

of

our

financial

condition

and

results

of
operations.

These estimates

include

our accounting

for revenue

recognition,

valuation of

long-lived

assets, intangible

assets, income
taxes,

and

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plans.

The

assumptions

and
methodologies

used

in

the

determination

of

those

estimates

as

of

August

25,

2024,

are

the

same

as

those

described

in

our

Annual
Report on Form 10-K for the fiscal year ended May 26, 2024.
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal 2024. As a

result of lower future profitability

projections for our Latin

America reporting unit, we

determined that the

fair value
of

the

reporting

unit

was

less

than

its

book

value

and

recorded

a

$117

million

non-cash

goodwill

impairment

charge.

In

addition,
during the

fourth quarter

of fiscal

2024, we

executed our

fiscal 2025

planning process

and preliminary

long-range planning

process,
which resulted in

lower future sales and

profitability projections for

the businesses supporting

our
Top

Chews
, True Chews , and EPIC
brand intangible assets.

As a result of

this triggering event,

we performed an

interim impairment assessment

of these assets

as of May

26, 2024,

and determined

that the

fair value

of these

brand intangible

assets no

longer exceeded

the carrying

values of

the respective
assets, resulting

in $103

million of

non-cash impairment

charges. We

recorded impairment

charges in

restructuring, impairment,

and
other exit

costs in

our Consolidated

Statements of

Earnings. Our

estimates of

the fair

values were

determined based

on a

discounted
cash flow model

using inputs which

included our long-range

cash flow projections

for the businesses,

royalty rates, weighted

-average
cost of capital rates, and tax rates. The fair values

are Level 3 assets in the fair value hierarchy.
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
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2024, the Securities

and Exchange Commission (SEC)

issued final rules on the

enhancement and standardization

of climate-
related disclosures. The rules require

disclosure of, among other things:

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
Consolidated Financial Statements in Part I, Item 1 of this report.
Restructuring charges and project-related costs
Restructuring charges and

project-related costs related to previously

announced restructuring actions recorded

in fiscal 2025 and fiscal
2024. Please see Note 3 to the Consolidated Financial Statements in Part I, Item 1

of this report.
Acquisition integration costs
Integration

costs

related

to

the

acquisition

of

a

pet

food

business

in

Europe

recorded

in

fiscal

2025.

Integration

costs

primarily
resulting from the acquisition of TNT Crust recorded in fiscal 2024.

Please see Note 2 to the Consolidated Financial Statements in Part
I, Item 1 of this report.
Investment activity, net
Valuation

adjustments of certain corporate investments in fiscal 2025 and fiscal 2024.

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Aug. 25, 2024 Aug. 27, 2023
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 831.5 17.2% $ 930.0 19.0%
Mark-to-market effects 28.8 0.6% (44.9) (0.9) %
Restructuring charges 2.9 0.1% 9.8 0.2%
Acquisition integration costs 1.6 - % 0.2 - %
Investment activity, net 0.4 - % 2.9 0.1%
Project-related costs 0.1 - % 0.8 - %
Product recall - - % 0.2 - %
Adjusted operating profit $ 865.3 17.8% $ 899.0 18.3%
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

Quarter Ended
Aug. 25, 2024 Aug. 27, 2023 Change
Operating profit as reported $ 831.5 $ 930.0 (11) %
Mark-to-market effects 28.8 (44.9)
Restructuring charges 2.9 9.8
Acquisition integration costs 1.6 0.2
Investment activity, net 0.4 2.9
Project-related costs 0.1 0.8
Product recall - 0.2
Adjusted operating profit $ 865.3 $ 899.0 (4) %
Foreign currency exchange impact Flat
Adjusted operating profit growth, on a constant-currency basis (4) %
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended
Per Share Data Aug. 25, 2024 Aug. 27, 2023 Change
Diluted earnings per share, as reported $ 1.03 $ 1.14 (10) %
Mark-to-market effects 0.04 (0.06)
Restructuring charges - 0.01
Adjusted diluted earnings per share $ 1.07 $ 1.09 (2) %
Foreign currency exchange impact Flat
Adjusted diluted earnings per share growth, on a constant-currency basis
(2) %
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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Aug. 25, 2024 (18) % (4) pts (14) %
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
Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Percentage Change in
Net Sales
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Aug. 25, 2024 3% (3) pts 6%
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
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail (7) % Flat (6) %
International (58) % 6 pts (64) %
North America Pet 7 % Flat 7%
North America Foodservice 21 % Flat 21%
Note: Table may not foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Aug. 25, 2024 Aug. 27, 2023
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 721.8 $ 157.4 $ 830.0 $ 173.2
Mark-to-market effects 28.8 6.6 (44.9) (10.3)
Restructuring charges 2.9 0.7 9.8 4.7
Acquisition integration costs 1.6 0.4 0.2 0.1
Investment activity, net 0.4 0.1 2.9 1.0
Project-related costs 0.1 - 0.8 0.3
Product recall - - 0.2 0.1
As adjusted $ 755.6 $ 165.3 $ 799.1 $ 169.0
Effective tax rate:
As reported 21.8% 20.9%
As adjusted 21.9% 21.1%
Sum of adjustments to income taxes $ 7.8 $ (4.3)
Average number

of common shares - diluted EPS
563.8 591.4
Impact of income tax adjustments on adjusted diluted EPS $ (0.01) $ 0.01
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
Other Comprehensive Income (Loss).

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
You

should also

consider the risk

factors that we

identify in Item

1A of Part

I of our

Annual Report on

Form 10-K for

the fiscal year
ended May 26, 2024, which could also affect our future results.
We undertake

no obligation to publicly revise any forward-looking

statements to reflect events or circumstances

after the date of those
statements or to reflect the occurrence of anticipated or unanticipated events.
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of August 25, 2024,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Quarter Ended
Aug. 25, 2024 Analysis of Change
Interest rate instruments $ 53 $ - Immaterial
Foreign currency instruments 34 4 Increase in exchange rate volatility
Commodity instruments 3 (1) Decrease in commodity contracts
Equity instruments 2 - Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K

for the fiscal year ended May 26, 2024.

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

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
August 25, 2024:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
May 27, 2024 -
June 30, 2024
2,015,083 $ 67.21 2,015,083 53,643,914
July 1, 2024 -
July 28, 2024
1,679,017 64.81 1,679,017 51,964,897
July 29, 2024 -

August 25, 2024
839,009 69.09 839,009 51,125,888
Total 4,533,109 $ 66.67 4,533,109 51,125,888
(a)

The total number

of shares purchased

includes shares of

common stock withheld

for the payment

of withholding taxes

upon the distribution

of
deferred option units.
(b)

On June

27, 2022,

our Board

of Directors approved

an authorization

for the

repurchase of

up to

100,000,000 shares of

our common stock

and
terminated the

prior authorization.

Purchases can

be made

in the

open market

or in

privately negotiated

transactions, including

the use

of call
options

and

other

derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

Board

did

not

specify

an
expiration date for the authorization.
Item 5.

Other Information.

Except

as

set

forth

below,

during

the

fiscal

quarter

ended

August

25,

2024,

no

director

or

officer

of

the

Company

adopted

or
terminated

a “Rule 10b5-1

trading arrangement” or

“
non-Rule
10b5-1

trading arrangement,” as

each term is defined

in Item 408(a)

of
Regulation S-K.
During

the

fiscal

quarter

ended

August

25,

2024,
Jeffrey L. Harmening
,

the

Company’s
Chairman and Chief Executive Officer
,
adopted

a

“Rule 10b5-1

trading

arrangement.”

The

trading plan,

adopted

on
July 24, 2024
, relates

to

the exercise

and sale

of up

to
57,879

shares

of

the

Company’s

common

stock

that

are

subject

to

a

company-granted

stock

option

award

that

expires

on

July

30,
2025. The plan is scheduled to terminate when all shares subject to the award are exercised and sold or July 31, 2025.

PART

II. OTHER INFORMATION
Item 6. Exhibits.

10.1
Form of Performance Share Unit Award Agreement
.

10.2
Form of Stock Option Agreement.

10.3
Form of Restricted Stock Unit Agreement.

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

GENERAL MILLS, INC.
(Registrant)
Date: September 18, 2024 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)