Form 10-Q
period 2024-11-24
GENERAL MILLS INC
filed 2024-12-18
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
NOVEMBER 24, 2024
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
Yes
☐

No
☑
Number

of shares

of Common

Stock outstanding

as of

December 11,

2024:
551,231,250

(excluding
203,382,078

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters and six-month periods ended November 24, 2024 and
November 26, 2023
4
Consolidated Statements of Comprehensive Income for the quarters and six-month periods ended November
24, 2024 and November 26, 2023
5
Consolidated Balance Sheets as of November 24, 2024 and May 26, 2024
6
Consolidated Statements of Total Equity for the quarters and six-month periods ended November 24, 2024 and November 26, 2023
7
Consolidated Statements of Cash Flows for the six-month periods ended November 24, 2024 and November
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

Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Net sales $
5,240.1
$
5,139.4
$
10,088.2
$
10,044.1
Cost of sales
3,309.0
3,373.5
6,468.3
6,507.7
Selling, general, and administrative expenses
852.0
830.5
1,707.1
1,669.8
Restructuring, impairment, and other exit costs
1.2
123.6
3.4
124.8
Operating profit
1,077.9
811.8
1,909.4
1,741.8
Benefit plan non-service income
(13.8)
(20.1)
(27.7)
(37.1)
Interest, net
124.6
117.8
248.2
234.8
Earnings before income taxes and after-tax earnings

from

joint ventures
967.1
714.1
1,688.9
1,544.1
Income taxes
194.8
136.0
352.2
309.2
After-tax earnings from joint ventures
30.0
24.2
49.2
47.7
Net earnings, including earnings attributable to

noncontrolling interests
802.3
602.3
1,385.9
1,282.6
Net earnings attributable to noncontrolling interests
6.6
6.8
10.3
13.6
Net earnings attributable to General Mills $
795.7
$
595.5
$
1,375.6
$
1,269.0
Earnings per share – basic $
1.43
$
1.03
$
2.46
$
2.18
Earnings per share – diluted $
1.42
$
1.02
$
2.45
$
2.16
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Net earnings, including earnings attributable to

noncontrolling interests
$
802.3
$
602.3
$
1,385.9
$
1,282.6
Other comprehensive income (loss), net of tax:
Foreign currency translation
28.8
(22.3)
(33.1)
(40.4)
Other fair value changes:
Hedge derivatives
9.2
1.9
3.2
(0.4)
Reclassification to earnings:
Hedge derivatives
1.7
(2.4)
1.7
(2.2)
Amortization of losses and prior service costs
11.7
9.2
23.3
18.3
Other comprehensive income (loss), net of tax
51.4
(13.6)
(4.9)
(24.7)
Total comprehensive

income

853.7
588.7
1,381.0
1,257.9
Comprehensive income attributable to noncontrolling

interests
5.3
7.1
9.5
14.0
Comprehensive income attributable to General Mills $
848.4
$
581.6
$
1,371.5
$
1,243.9
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Nov. 24, 2024 May 26, 2024
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
2,292.8
$
418.0
Receivables
1,781.9
1,696.2
Inventories
1,967.9
1,898.2
Prepaid expenses and other current assets
458.0
568.5
Assets held for sale
880.8
-
Total current

assets
7,381.4
4,580.9
Land, buildings, and equipment
3,457.0
3,863.9
Goodwill
14,427.7
14,750.7
Other intangible assets
6,743.3
6,979.9
Other assets
1,386.7
1,294.5
Total assets $
33,396.1
$
31,469.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
4,068.8
$
3,987.8
Current portion of long-term debt
1,821.5
1,614.1
Notes payable
264.3
11.8
Other current liabilities
1,804.5
1,419.4
Liabilities held for sale
65.2
-
Total current

liabilities
8,024.3
7,033.1
Long-term debt
12,435.8
11,304.2
Deferred income taxes
2,232.9
2,200.6
Other liabilities
1,253.9
1,283.5
Total liabilities
23,946.9
21,821.4
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,182.0
1,227.0
Retained earnings
21,340.3
20,971.8
Common stock in treasury,

at cost, shares of
202.4

and
195.5
(10,873.3)
(10,357.9)
Accumulated other comprehensive loss
(2,523.8)
(2,519.7)
Total stockholders’

equity
9,200.7
9,396.7
Noncontrolling interests
248.5
251.8
Total equity
9,449.2
9,648.5
Total liabilities and equity $
33,396.1
$
31,469.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Nov. 24, 2024 Nov. 26, 2023
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,526.6
$
10,515.4
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,164.6
1,185.7
Stock compensation plans
(4.1)
(6.5)
Unearned compensation related to stock unit awards
(4.6)
(0.5)
Earned compensation
26.1
23.1
Ending balance
1,182.0
1,201.8
Retained earnings:
Beginning balance
21,213.9
20,163.6
Net earnings attributable to General Mills
795.7
595.5
Cash dividends declared ($
1.20

and $
1.18

per share)
(669.3)
(678.2)
Ending balance
21,340.3
20,080.9
Common stock in treasury:
Beginning balance
(198.8)
(10,601.9)
(173.4)
(8,874.3)
Shares purchased, including excise tax of $
2.6

and

$
7.9

million
(4.2)
(303.0)
(12.4)
(808.8)
Stock compensation plans
0.6
31.6
0.1
5.7
Ending balance
(202.4)
(10,873.3)
(185.7)
(9,677.4)
Accumulated other comprehensive loss:
Beginning balance
(2,576.5)
(2,288.1)
Comprehensive income (loss)
52.7
(13.9)
Ending balance
(2,523.8)
(2,302.0)
Noncontrolling interests:
Beginning balance
251.0
253.0
Comprehensive income
5.3
7.1
Distributions to noncontrolling interest holders
(7.8)
(7.7)
Change in ownership interest
-
0.7
Ending balance
248.5
253.1
Total equity,

ending balance
$
9,449.2
$
9,631.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,648.5
$
10,700.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,227.0
1,222.4
Stock compensation plans
(9.3)
0.8
Unearned compensation related to stock unit awards
(81.7)
(79.9)
Earned compensation
46.0
58.5
Ending balance
1,182.0
1,201.8
Retained earnings:
Beginning balance
20,971.8
19,838.6
Net earnings attributable to General Mills
1,375.6
1,269.0
Cash dividends declared ($
1.80

and $
1.77

per share)
(1,007.1)
(1,026.7)
Ending balance
21,340.3
20,080.9
Common stock in treasury:
Beginning balance
(195.5)
(10,357.9)
(168.0)
(8,410.0)
Shares purchased, including excise tax of $
4.8

and

$
12.1

million
(8.7)
(605.2)
(18.8)
(1,313.5)
Stock compensation plans
1.8
89.8
1.1
46.1
Ending balance
(202.4)
(10,873.3)
(185.7)
(9,677.4)
Accumulated other comprehensive loss:
Beginning balance
(2,519.7)
(2,276.9)
Comprehensive loss
(4.1)
(25.1)
Ending balance
(2,523.8)
(2,302.0)
Noncontrolling interests:
Beginning balance
251.8
250.4
Comprehensive income
9.5
14.0
Distributions to noncontrolling interest holders
(12.8)
(12.0)
Change in ownership interest
-
0.7
Ending balance
248.5
253.1
Total equity,

ending balance
$
9,449.2
$
9,631.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
1,385.9
$
1,282.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
269.1
265.8
After-tax earnings from joint ventures
(49.2)
(47.7)
Distributions of earnings from joint ventures
23.1
23.5
Stock-based compensation
46.6
58.5
Deferred income taxes
(11.5)
(58.7)
Pension and other postretirement benefit plan contributions
(15.2)
(12.5)
Pension and other postretirement benefit plan costs
(6.5)
(13.5)
Restructuring, impairment, and other exit costs
(0.9)
123.1
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
172.3
(166.1)
Other, net
(39.0)
40.8
Net cash provided by operating activities
1,774.7
1,495.8
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(301.2)
(293.9)
Acquisition, net of cash acquired
(7.7)
(25.5)
Investments in affiliates, net
6.6
(1.5)
Proceeds from disposal of land, buildings, and equipment
0.9
0.1
Other, net
(4.5)
4.6
Net cash used by investing activities
(305.9)
(316.2)
Cash Flows - Financing Activities
Change in notes payable
254.3
766.9
Issuance of long-term debt
1,500.0
500.0
Payment of long-term debt
-
(400.0)
Proceeds from common stock issued on exercised options
33.8
5.7
Purchases of common stock for treasury
(600.4)
(1,301.4)
Dividends paid
(675.8)
(691.0)
Distributions to noncontrolling interest holders
(12.8)
(12.0)
Other, net
(77.0)
(41.8)
Net cash provided (used) by financing activities
422.1
(1,173.6)
Effect of exchange rate changes on cash and cash equivalents
(16.1)
2.3
Increase in cash and cash equivalents
1,874.8
8.3
Cash and cash equivalents - beginning of year
418.0
585.5
Cash and cash equivalents - end of period $
2,292.8
$
593.8
Cash Flows from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(109.3)
$
(69.2)
Inventories
(169.5)
13.8
Prepaid expenses and other current assets
83.4
209.0
Accounts payable
266.4
(329.1)
Other current liabilities
101.3
9.4
Changes in current assets and liabilities $
172.3
$
(166.1)
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

24,

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

(2) Acquisitions and Divestitures

During

the

second

quarter

of

fiscal

2025,

we

entered

into

a

definitive

agreement

to

acquire

NX

Pet

Holding,

Inc.,

representing
Whitebridge Pet

Brands’ North American

premium cat feeding

and pet treating

business, for approximately

$
1.4

billion (Whitebridge
Pet Brands acquisition).

We

expect to close

the transaction in

the third quarter

of fiscal 2025,

subject to regulatory

approval and other
customary closing conditions. We

intend to fund the acquisition with cash on hand.
During

the

second

quarter

of

fiscal

2025,

we

entered

into

definitive

agreements

to

sell

our

North

American

yogurt

businesses

to
affiliates

of

Groupe

Lactalis

S.A.

(Lactalis)

and

Sodiaal

International

(Sodiaal)

for

approximately

$
2.1

billion.

We

expect

to

close
these divestitures in calendar year 2025, subject to regulatory approvals and other customary closing conditions. We

have classified all
assets and

liabilities associated

with our

North American

yogurt businesses

as held

for sale

in our

Consolidated Balance

Sheets as

of
November 24, 2024.
The components of assets held for sale and liabilities held for sale are as follows:

In Millions Nov. 24, 2024
Receivables $
3.2
Inventories
74.8
Prepaid expenses and other current assets
20.4
Land, buildings, and equipment
283.1
Goodwill
267.6
Other intangible assets
206.2
Other assets
25.5
Assets held for sale $
880.8
Accounts payable $
32.5
Other current liabilities
8.5
Deferred income taxes
10.0
Other liabilities
14.2
Liabilities held for sale $
65.2

During the fourth

quarter of fiscal 2024,

we acquired a pet

food business in Europe

for a purchase price

of $
434.1

million, net of

cash
acquired.

During

the

first

quarter

of

fiscal

2025,

we

paid

$
7.7

million

related

to

a

purchase

price

holdback

after

certain

closing
conditions

were

met.
We
financed

the

transaction

with

cash

on

hand.

We

consolidated

the

business

into

our

Consolidated

Balance
Sheets

and

recorded

goodwill

of

$
317.5

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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring and impairment charges were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Charges associated with restructuring actions

previously announced
$
1.3
$
14.8
$
4.2
$
24.6
Goodwill impairment
-
117.1
-
117.1
Total

$
1.3
$
131.9
$
4.2
$
141.7
In the

six-month period

ended November

24, 2024,

we did not

undertake any

new restructuring

actions. We

recorded $
1.3

million of
restructuring

charges

in

the

second

quarter

of

fiscal

2025

and

$
4.2

million

of

restructuring

charges

in

the

six-month

period

ended
November 24,

2024, related

to restructuring

actions previously

announced. We

recorded $
14.8

million of

restructuring charges

in the
second quarter of

fiscal 2024 and

$
24.6

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
We

paid

net

$
5.1

million

of

cash

in

the

six-month

period

ended

November

24,

2024,

related

to

restructuring

actions.

We

paid

net
$
18.6

million of cash in the same period of fiscal 2024.
Restructuring and impairment charges and project-related

costs are recorded in our Consolidated Statements of Earnings as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Restructuring, impairment, and other exit costs $
1.2
$
123.6
$
3.4
$
124.8
Cost of sales
0.1
8.3
0.8
16.9
Total restructuring

and impairment charges
$
1.3
$
131.9
$
4.2
$
141.7
Project-related costs classified in cost of sales $
0.1
$
0.3
$
0.2
$
1.1

(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions Nov. 24, 2024 May 26, 2024
Goodwill $
14,427.7
$
14,750.7
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,502.5
6,728.6
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
387.1
402.2
Less accumulated amortization
(146.3)
(150.9)
Intangible assets subject to amortization, net
240.8
251.3
Other intangible assets
6,743.3
6,979.9
Total $
21,171.0
$
21,730.6
Based

on

the carrying

value

of

finite-lived

intangible

assets as

of

November

24,

2024,

annual

amortization

expense

for

each of

the
next five fiscal years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill during the six-month period ended November 24, 2024, were as follows:

In Millions
North
America
Retail
North
America
Pet
North
America
Foodservice
International
(a)
Corporate
and Joint
Ventures Total
Balance as of May 26, 2024 $
6,541.9
$
6,062.8
$
805.5
$
917.1
$
423.4
$
14,750.7
Reclassified to assets held

for sale
(217.6)
-
(50.0)
-
-
(267.6)
Other activity, primarily

foreign currency translation
(2.7)
-
-
(37.0)
(15.7)
(55.4)
Balance as of Nov. 24, 2024 $
6,321.6
$
6,062.8
$
755.5
$
880.1
$
407.7
$
14,427.7

(a)
The carrying amounts of goodwill within the International segment as of

May 26, 2024, and November 24, 2024, were net of
accumulated impairment losses of $
117.1

million. For additional information, see Note 6 to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
The changes in the carrying amount of other intangible assets during the six-month period ended November 24, 2024, were as follows:

In Millions Total
Balance as of May 26, 2024 $
6,979.9
Reclassified to assets held for sale
(206.2)
Other activity, primarily

foreign currency translation and amortization
(30.4)
Balance as of Nov. 24, 2024 $
6,743.3
Our

annual

goodwill

and

indefinite-lived

intangible

assets

impairment

test

was

performed

on

the

first

day

of

the

second

quarter

of
fiscal

2025,

and

we

determined

there

was
no

impairment

of

our

intangible

assets

as

their

related

fair

values

were

substantially

in
excess of the

carrying values,

except for

the
Uncle Toby’s

brand intangible

asset. In addition,

while having

significant coverage

as of
our

fiscal

2025

assessment

date,

the
Progresso , Nudges ,
True

Chews
,

and
Kitano

brand

intangible

assets

had

risk

of

decreasing
coverage. We will continue

to monitor these businesses for potential impairment.

(5) Inventories
The components of inventories were as follows:

In Millions Nov. 24, 2024 May 26, 2024
Finished goods $
1,986.1
$
1,827.7
Raw materials and packaging
441.1
500.5
Grain
82.9
111.1
Excess of FIFO over LIFO cost
(542.2)
(541.1)
Total $
1,967.9
$
1,898.2
In addition, we had $
74.8

million of inventories classified as held for sale as of November 24, 2024.

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

Unallocated corporate items for the quarters and six-month periods ended

November 24, 2024, and November 26, 2023, included:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Net gain (loss) on mark-to-market valuation of certain

commodity positions
$
3.4
$
(38.2)
$
(34.3)
$
(9.8)
Net loss on commodity positions reclassified from

unallocated corporate items to segment operating profit
19.1
14.6
36.3
17.8
Net mark-to-market revaluation of certain grain inventories
6.9
(1.5)
(1.4)
11.8
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
29.4
$
(25.1)
$
0.6
$
19.8

As of

November

24,

2024,

the net

notional

value

of

commodity

derivatives

was $
264.5

million,

of

which

$
157.4

million

related

to
agricultural inputs and $
107.1

million related to energy inputs. These contracts relate to inputs that generally will be utilized within the
next
12

months.
We also

have net investments in foreign

subsidiaries that are denominated

in euros. As of November

24, 2024, we hedged a

portion of
these investments with €
3,986.5

million of euro-denominated bonds.
During the

second quarter of

fiscal 2025, in

advance of planned

debt financing,

we entered into

$
350.0

million of treasury

locks. The
treasury locks were terminated during the second quarter

of fiscal 2025, in conjunction with the Company’s

issuance of $
750.0

million
of

fixed-rate

notes

due
January 30, 2035
.

Upon

termination,

a

gain

of $
0.1

million

was recognized

in AOCI

and

will be

amortized
through interest expense over the respective term of the debt.
During the

second quarter

of fiscal

2025, we

entered into

a $
750.0

million notional

amount interest

rate swap

to convert

our $
750.0
million of fixed-rate notes due January 30, 2030, to a floating rate.
During the second quarter of fiscal 2025, our

$
500.0

million notional amount interest rate swap to convert

our $
500.0

million of fixed-
rate notes due

November 18, 2025

to a floating

rate was called

by the counterparty

prior to the

maturity date. The

previously existing
swap was designated

as a fair value

hedge, and concurrent

with the swap

being called, we

ceased recording

market value adjustments
to the associated hedged debt.
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

2024,

$
1,555.2

million

of

our

total

accounts

payable

were

payable

to

suppliers

who

utilize

these
third-party services.

As of

May 26,

2024, $
1,404.4

million of

our total

accounts payable

were payable

to suppliers

who utilize

these
third-party services.

(7) Debt
The components of notes payable were as follows:

Nov. 24, 2024 May 26, 2024
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
251.4
4.8
% $
-
-
%
Financial institutions
12.9
6.7
11.8
8.8
Total $
264.3
4.9
% $
11.8
8.8
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of November 24, 2024:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring October 2029 $
2.7
$
-
Uncommitted credit facilities
0.7
-
Total committed

and uncommitted credit facilities
$
3.4
$
-
In

the

second

quarter

of fiscal

2025,

we

entered

into

a

$
2.7

billion

fee-paid

committed

credit

facility

that

is

scheduled

to

expire

in
October 2029
. Concurrent with the execution of this credit facility,

we terminated our existing $
2.7

billion credit facility.

The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of November 24, 2024.
Long-Term

Debt

The fair values

and carrying

amounts of long-term

debt, including

the current portion,

were $
13,683.8

million and $
14,257.3

million,
respectively,

as of

November 24,

2024. The

fair value

of long-term

debt was

estimated using

market quotations

and discounted

cash
flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In the

second quarter

of fiscal

2025, we

issued $
750.0

million of
4.875

percent fixed-rate

notes due
January 30, 2030
. We

intend to
use the net proceeds to fund the Whitebridge Pet Brands acquisition.
In the second quarter

of fiscal 2025, we

issued $
750.0

million of
5.25

percent fixed-rate notes due
January 30, 2035
. We

intend to use
the net proceeds to fund the Whitebridge Pet Brands acquisition.

In the

second quarter

of fiscal

2025, we

issued €
250.0

million of

floating-rate notes

due
April 22, 2026
. We

used the

net proceeds

to
repay €
250.0

million of floating-rate notes due
November 8, 2024
.

In the

second quarter

of fiscal

2025, we

issued €
500.0

million of

floating-rate notes

due
October 22, 2026
. We

used the

net proceeds
to repay €
500.0

million of floating-rate notes due
November 8, 2024
.

In the

fourth quarter

of fiscal 2024,

we issued €
500.0

million of
3.65

percent fixed-rate

notes due
October 23, 2030
. We

used the

net
proceeds for general corporate purposes.
In

the fourth

quarter

of fiscal

2024,

we issued

€
500.0

million

of
3.85

percent

fixed-rate notes

due
April 23, 2034
.

We

used

the net
proceeds for general corporate purposes.
In

the

third

quarter of

fiscal

2024,

we

issued

$
500.0

million

of
4.7

percent

fixed-rate

notes due
January 30, 2027
. We

used

the

net
proceeds to repay $
500.0

million of
3.65

percent fixed-rate notes due
February 15, 2024
.

In the second

quarter of fiscal 2024,

we issued €
250.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds
to repay €
250.0

million of floating-rate notes due
November 10, 2023
.

In the

second quarter

of fiscal

2024, we

issued $
500.0

million of
5.5

percent fixed-rate

notes due
October 17, 2028
. We

used the

net
proceeds to repay $
400.0

million of floating-rate notes due
October 17, 2023
, and for general corporate purposes.

In the first

quarter of fiscal

2024, we issued

€
500.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds

to
repay €
500.0

million of floating-rate notes due
July 27, 2023
.
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of November 24, 2024, we were in compliance with all of
these covenants.

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
Our noncontrolling interests contain restrictive covenants. As of November 24, 2024, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

Quarter Ended Quarter Ended
Nov. 24, 2024 Nov. 26, 2023
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
795.7
$
6.6
$
595.5
$
6.8
Other comprehensive income (loss):
Foreign currency translation $
100.9
$
(70.8)
30.1
(1.3)
$
(32.4)
$
9.8
(22.6)
0.3
Other fair value changes:
Hedge derivatives
11.8
(2.6)
9.2
-
2.5
(0.6)
1.9
-
Reclassification to earnings:
Hedge derivatives (a)
1.2
0.5
1.7
-
(3.4)
1.0
(2.4)
-
Amortization of losses and

prior service costs (b)
14.6
(2.9)
11.7
-
11.5
(2.3)
9.2
-
Other comprehensive income (loss)

$
128.5
$
(75.8)
52.7
(1.3)
$
(21.8)
$
7.9
(13.9)
0.3
Total comprehensive income $
848.4
$
5.3
$
581.6
$
7.1
(a)

Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Six-Month Period Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023
General Mills
Noncontrolling
Interests
General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
1,375.6
$
10.3
$
1,269.0
$
13.6
Other comprehensive (loss) income:
Foreign currency translation $
7.0
$
(39.3)
(32.3)
(0.8)
$
(54.4)
$
13.6
(40.8)
0.4
Other fair value changes:
Hedge derivatives
4.3
(1.1)
3.2
-
(0.2)
(0.2)
(0.4)
-
Reclassification to earnings:
Hedge derivatives (a)
0.8
0.9
1.7
-
(4.7)
2.5
(2.2)
-
Amortization of losses and

prior service costs (b)
29.1
(5.8)
23.3
-
23.0
(4.7)
18.3
-
Other comprehensive (loss) income $
41.2
$
(45.3)
(4.1)
(0.8)
$
(36.3)
$
11.2
(25.1)
0.4
Total comprehensive income $
1,371.5
$
9.5
$
1,243.9
$
14.0
(a)

Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Nov. 24, 2024 May 26, 2024
Foreign currency translation adjustments $
(827.6)
$
(795.3)
Unrealized gain from hedge derivatives
5.1
0.2
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,775.1)
(1,806.3)
Prior service credits
73.8
81.7
Accumulated other comprehensive loss $
(2,523.8)
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

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Compensation expense related to stock-based payments $
26.3
$
23.1
$
46.6
$
58.5
Windfall tax benefits from stock-based

payments in income tax expense in our Consolidated Statements of Earnings were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Windfall tax benefits from stock-based payments $
2.0
$
0.5
$
4.8
$
8.9
As

of

November

24,

2024,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
164.4

million. This expense will be recognized over
23

months, on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023
Net cash proceeds $
33.8
$
5.7
Intrinsic value of options exercised $
10.0
$
2.3
We

estimate the

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

We also have

considered, but did
not use, implied

volatility in our estimate,

because trading activity in

options on our stock,

especially those with

tenors of greater than
6 months, is

insufficient to

provide a reliable

measure of expected

volatility.

Our method of

selecting the other

valuation assumptions
is

explained

in

Note

12

to

the

Consolidated

Financial

Statements

included

in

our

Annual

Report

on

Form

10-K

for

the

fiscal

year
ended May 26, 2024.

The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:

Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023
Estimated fair values of stock options granted

$
13.26
$
17.47
Assumptions:
Risk-free interest rate
4.5
%
4.0
%
Expected term
8.5
years
8.5
years
Expected volatility
21.6
%
21.4
%
Dividend yield
3.8
%
2.8
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023
Total grant date fair

value
$
97.0
$
87.4

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended Six-Month Period Ended
In Millions, Except per Share Data Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Net earnings attributable to General Mills $
795.7
$
595.5
$
1,375.6
$
1,269.0
Average number

of common shares – basic EPS
556.9
580.1
558.7
583.2
Incremental share effect from: (a)
Stock options
1.9
1.4
1.7
2.1
Restricted stock units and performance share units
1.6
1.9
1.8
2.1
Average number

of common shares – diluted EPS
560.4
583.4
562.2
587.4
Earnings per share – basic $
1.43
$
1.03
$
2.46
$
2.18
Earnings per share – diluted $
1.42
$
1.02
$
2.45
$
2.16
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method. Stock options, restricted

stock units, and performance

share units excluded from

our computation of diluted

EPS because
they were not dilutive were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Anti-dilutive stock options, restricted stock units, and

performance share units

3.1
4.5
3.2
2.4

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Shares of common stock
4.2
12.4
8.7
18.8
Aggregate purchase price $
303.0
$
808.8
$
605.2
$
1,313.5

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023
Net cash interest payments $
139.6
$
212.2
Net income tax payments $
252.1
$
207.0

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Nov. 24,
2024
Nov. 26,
2023
Nov. 24,
2024
Nov. 26,
2023
Nov. 24,
2024
Nov. 26,
2023
Service cost $
12.9
$
14.4
$
1.1
$
1.2
$
1.7
$
1.9
Interest cost
76.7
74.1
5.3
5.4
1.0
1.0
Expected return on plan assets
(105.0)
(106.0)
(8.9)
(8.7)
-
-
Amortization of losses (gains)
24.9
21.5
(5.1)
(5.1)
0.2
(0.1)
Amortization of prior service costs (credits)
0.4
0.5
(5.6)
(5.5)
(0.2)
0.2
Other adjustments
-
-
-
-
2.5
2.6
Curtailment gain
-
(3.4)
-
-
-
-
Net expense (income) $
9.9
$
1.1
$
(13.2)
$
(12.7)
$
5.2
$
5.6
Defined Benefit

Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Six-Month
Period Ended
Six-Month
Period Ended
Six-Month
Period Ended
In Millions
Nov. 24,
2024
Nov. 26,
2023
Nov. 24,
2024
Nov. 26,
2023
Nov. 24,
2024
Nov. 26,
2023
Service cost $
25.9
$
28.6
$
2.2
$
2.4
$
3.5
$
3.7
Interest cost
153.4
148.3
10.6
10.7
2.0
2.0
Expected return on plan assets
(210.0)
(208.9)
(17.9)
(17.4)
-
-
Amortization of losses (gains)
50.0
43.0
(10.3)
(10.2)
0.3
(0.1)
Amortization of prior service costs (credits)
0.7
0.9
(11.1)
(10.9)
(0.5)
0.3
Other adjustments
-
-
-
-
5.1
5.2
Curtailment gain
-
(3.4)
-
-
-
-
Net expense (income) $
20.0
$
8.5
$
(26.5)
$
(25.4)
$
10.4
$
11.1
In addition, we had $
0.9

million of net plan assets classified as held for sale as of November 24, 2024.

(15) Income Taxes
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

Our operating segment results were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Net sales:
North America Retail $
3,321.5
$
3,305.0
$
6,338.1
$
6,378.0
International
690.6
683.1
1,407.6
1,398.9
North America Pet
595.8
569.3
1,171.9
1,149.2
North America Foodservice
630.0
582.0
1,166.2
1,118.0
Total segment net

sales
$
5,237.9
$
5,139.4
$
10,083.8
$
10,044.1
Corporate and other
2.2
-
4.4
-
Total net sales $
5,240.1
$
5,139.4
$
10,088.2
$
10,044.1
Operating profit:
North America Retail $
862.3
$
859.9
$
1,608.0
$
1,658.1
International
23.8
34.6
44.7
84.6
North America Pet
139.3
102.5
258.7
213.7
North America Foodservice
118.5
95.5
190.0
154.6
Total segment operating

profit
$
1,143.9
$
1,092.5
$
2,101.4
$
2,111.0
Unallocated corporate items
64.8
157.1
188.6
244.4
Restructuring, impairment, and other exit costs
1.2
123.6
3.4
124.8
Operating profit $
1,077.9
$
811.8
$
1,909.4
$
1,741.8
Net sales for our North America Retail operating units were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
U.S. Meals & Baking Solutions $
1,327.9
$
1,343.3
$
2,274.2
$
2,285.2
U.S. Morning Foods
892.9
856.9
1,795.8
1,784.7
U.S. Snacks
843.1
836.3
1,753.6
1,790.8
Canada
257.6
268.5
514.5
517.3
Total $
3,321.5
$
3,305.0
$
6,338.1
$
6,378.0
Net sales by class of similar products were as follows:

Quarter Ended Six-Month Period Ended
In Millions Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
Snacks $
1,055.0
$
1,037.3
$
2,161.8
$
2,174.0
Cereal
829.5
776.9
1,622.6
1,594.8
Convenient meals
795.1
785.1
1,474.0
1,450.6
Dough
722.6
775.1
1,240.4
1,310.0
Pet
623.8
572.3
1,228.4
1,152.2
Baking mixes and ingredients
577.2
562.3
1,034.3
1,028.8
Yogurt
377.8
364.9
749.7
733.3
Super-premium ice cream
163.6
168.3
376.5
392.3
Other
95.5
97.2
200.5
208.1
Total $
5,240.1
$
5,139.4
$
10,088.2
$
10,044.1

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

“Glossary” section below.
Our

key

priorities

in

fiscal

2025

are

to

accelerate

our

organic

net

sales

growth,

create

fuel

for

investment,

and

drive

strong

cash
generation.

Amid

a

continued

uncertain

macroeconomic

backdrop

for

consumers,

we

are

focused

on

delivering

remarkable
experiences across our leading food brands, resulting in sustainable improvement in volume growth and market share trends over time.
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

2025,

net

sales

increased

2

percent

and

organic

net

sales

increased

1

percent

compared

to

the

same
period last

year.

Operating profit

increased 33

percent to

$1,078 million,

primarily driven

by a

goodwill impairment

charge recorded
in

fiscal

2024

and

lower

restructuring

charges,

lower

input

costs,

a

favorable

change

in

the

mark-to-market

valuation

of

certain
commodity

positions

and

grain

inventories,

and

an

increase

in

contributions

from

volume growth,

partially

offset

by an

increase

in
selling, general

and administrative

(SG&A) expenses

and unfavorable

net price

realization and

mix. Operating

profit margin

of 20.6
percent

increased

480

basis

points.

Adjusted

operating

profit

of

$1,064

million

increased

7

percent

on

a

constant-currency

basis,
primarily driven

by lower

input costs

and an

increase in

contributions

from volume

growth, partially

offset by

an increase

in SG&A
expenses and

unfavorable net

price realization

and mix.

Adjusted operating

profit margin

increased 100

basis points

to 20.3

percent.
Diluted earnings

per share

of $1.42

increased 39

percent in

the second

quarter of

fiscal 2025.

Adjusted diluted

earnings per

share of
$1.40

increased

12

percent

on

a

constant-currency

basis

compared

to

the

second

quarter

of

fiscal

2024.

See

the

“Non-GAAP
Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the second quarter of fiscal 2025 follows:

Quarter Ended Nov. 24,

2024
In millions,
except per share
Quarter Ended
Nov. 24, 2024 vs.
Nov. 26, 2023
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 5,240.1 2%
Operating profit 1,077.9 33% 20.6%
Net earnings attributable to General Mills 795.7 34%
Diluted earnings per share $ 1.42 39%
Organic net sales growth rate (a) 1%
Adjusted operating profit (a) 1,064.0 8% 20.3% 7%
Adjusted diluted earnings per share (a) $ 1.40 12% 12%
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.
Consolidated net sales

were as follows:

Quarter Ended
Nov. 24, 2024
Nov. 24, 2024 vs.

Nov. 26, 2023 Nov. 26, 2023
Net sales (in millions) $ 5,240.1 2% $ 5,139.4
Contributions from volume growth (a) 3 pts
Net price realization and mix (1) pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.

Net sales in the

second quarter of fiscal

2025 increased 2 percent

compared to the same

period in fiscal 2024,

driven by an increase

in
contributions from volume growth, partially offset by

unfavorable net price realization and mix.
Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 24, 2024 vs.
Quarter Ended Nov. 26, 2023
Contributions from organic volume growth (a) 2 pts
Organic net price realization and mix (1) pt
Organic net sales growth 1 pt
Foreign currency exchange Flat
Acquisitions Flat
Net sales growth 2 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net sales

increased 1

percent in

the second

quarter of

fiscal 2025

compared to

the same

period in

fiscal 2024,

driven by

an
increase in contributions from organic volume growth,

partially offset by unfavorable organic net price realization and mix.
Cost of sales
decreased $64 million to $3,309

million in the second quarter

of fiscal 2025 compared

to the same period

in fiscal 2024.
The decrease

was primarily

driven by

an $87 million

decrease attributable

to product

rate and

mix, partially

offset by

an $85

million
increase

attributable

to

volume.

We

recorded

a

$29 million

net

decrease

in

cost

of

sales

related

to

the

mark-to-market

valuation

of
certain commodity

positions and

grain inventories

in the

second quarter

of fiscal

2025, compared

to a

$25 million net

increase in

the
second

quarter

of fiscal

2024.

We

recorded

$8

million

of

restructuring

charges

in

the

second

quarter of

fiscal

2024

(please refer

to
Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A

expenses
increased

$22 million

to

$852 million

in

the

second

quarter

of

fiscal

2025,

compared

to

the

same

period

in

fiscal
2024,

primarily driven by an increase in

certain compensation and benefits expenses

and the addition of a pet food business

in Europe.
SG&A expenses as a percent

of net sales in the

second quarter of fiscal 2025

increased 10 basis points compared

to the second quarter
of fiscal 2024.
Restructuring, impairment, and other exit costs
totaled $1 million in the second quarter of

fiscal 2025,

compared to $124 million in
the

same

period

last

year.

We

recorded

$1

million

of

charges

in

the

second

quarter

of

fiscal

2025

related

to

actions

previously
announced compared

to $6 million in

the same period

last year.

In the second

quarter of fiscal 2024,

we recorded a $117

million non-
cash

goodwill

impairment

charge

related

to

our

Latin

America

reporting

unit

(please

refer

to

Note

3

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report).
Benefit plan non-service income
totaled $14 million in the second quarter

of fiscal 2025, compared to $20

million in the same period
last year, primarily reflecting higher

amortization of losses and interest costs.

Interest, net
for the second quarter of fiscal 2025

totaled $125 million, up $7 million from the second quarter

of fiscal 2024, primarily
driven by higher average long-term debt levels.
The effective tax rate

for the second quarter

of fiscal 2025 was 20.1

percent compared to 19.0

percent for the second

quarter of fiscal
2024. The

1.1 percentage

point increase was

primarily due

to certain nonrecurring

discrete tax benefits

in the second

quarter of

fiscal
2024, partially

offset by

favorable earnings

mix by

jurisdiction in

the second

quarter of

fiscal 2025.

Our effective

tax rate

excluding
certain

items

affecting

comparability

was

20.1

percent

in

the

second

quarter

of

fiscal

2025,

compared

to

20.8

percent

in

the

same
period last

year (see

the “Non-GAAP

Measures” section

below for

a description

of our

use of

measures not

defined by

GAAP). The
0.7 percentage point decrease was primarily due to favorable earnings mix by jurisdiction in the second quarter of fiscal 2025.

After-tax earnings from

joint ventures

for the second quarter

of fiscal 2025
increased to $30 million compared

to $24 million in the
same

period

in

fiscal

2024,

primarily

due

to

lower

input

costs

and

favorable

net

price

realization

and

mix

at

Cereal

Partners
Worldwide

(CPW), partially

offset

by

higher SG&A

expenses and

a decrease

in volume

at CPW

and

higher

input costs

at Häagen-
Dazs

Japan,

Inc.

(HDJ).

On

a

constant-currency

basis,

after-tax

earnings

from

joint

ventures

increased

23

percent

(see

the

“Non-
GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 24, 2024 vs.
Quarter Ended Nov. 26, 2023 CPW HDJ Total
Contributions from volume growth (a) (2) pts Flat
Net price realization and mix 4 pts 1 pt
Net sales growth in constant currency 2 pts 1 pt 1 pt
Foreign currency exchange 1 pt 1 pt 1 pt
Net sales growth 2 pts 2 pts 2 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted shares

outstanding
decreased by

23 million

in the

second quarter

of fiscal

2025 from

the same

period a

year ago
primarily due to share repurchases, partially offset by option exercises.
Six-Month Results
In

the

six-month

period

ended

November

24,

2024,

net

sales

and

organic

net

sales

essentially

matched

the

same

period

last

year.
Operating profit increased 10 percent

to $1,909 million, primarily driven

by a goodwill impairment charge

recorded in fiscal 2024 and
lower

restructuring charges

,

lower input

costs, and

an increase

in contributions

from volume

growth, partially

offset

by unfavorable
net price

realization and

mix and

an increase

in SG&A

expenses. Operating

profit margin

of 18.9

percent increased

160 basis

points
compared to

the same

period last

year.

Adjusted operating

profit of

$1,929 million

increased 2

percent on

a constant-currency

basis,
primarily driven

by lower

input costs

and an

increase in

contributions from

volume growth,

partially offset

by unfavorable

net price
realization

and mix

and an

increase in

SG&A expenses

.

Adjusted operating

profit margin

increased 30

basis points

to 19.1

percent.
Diluted

earnings

per

share

of

$2.45

increased

13

percent

in

the

six-month

period

ended

November

24,

2024,

and

adjusted

diluted
earnings

per

share of

$2.47

increased

6

percent

on

a

constant-currency

basis compared

to

the

same

period

last year

(see the

“Non-
GAAP Measures” section below for a description of our use of measures not defined by GAAP).
A summary of our consolidated financial results for the six-month period ended November 24, 2024, follows:
Six-Month Period Ended Nov.

24, 2024
In millions,
except per share
Six-Month Period
Ended Nov. 24,
2024 vs. Nov. 26,
2023
Percent of Net
Sales
Constant-
Currency

Growth (a)
Net sales

$ 10,088.2 Flat
Operating profit 1,909.4 10% 18.9%
Net earnings attributable to General Mills 1,375.6 8%
Diluted earnings per share $ 2.45 13%
Organic net sales growth rate (a) Flat
Adjusted operating profit (a) 1,929.3 2% 19.1% 2%
Adjusted diluted earnings per share (a) $ 2.47 6% 6%
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales

were as follows:
Six-Month Period Ended
Nov. 24, 2024
Nov. 24, 2024 vs.
Nov. 26, 2023 Nov. 26, 2023
Net sales (in millions) $ 10,088.2 Flat $ 10,044.1
Contributions from volume growth (a) 1 pt
Net price realization and mix (1) pt
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales for the six-month period ended November 24, 2024, essentially matched the same period in fiscal 2024.
Components of organic net sales growth are shown in the following table:
Six-Month Period Ended Nov.

24, 2024 vs.
Six-Month Period Ended Nov.

26, 2023
Contributions from organic volume growth (a) 1 pt
Organic net price realization and mix (1) pt
Organic net sales growth Flat
Foreign currency exchange Flat
Acquisitions Flat
Net sales growth Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic net sales in the six-month period ended

November 24, 2024, essentially matched the same period in fiscal 2024.
Cost

of

sales

decreased

$39 million

to

$6,468

million

in

the

six-month

period

ended

November

24,

2024,

compared

to

the

same
period in fiscal 2024. The decrease

was primarily driven by a

$133

million decline attributable to product

rate and mix, partially offset
by a $92

million increase attributable

to volume. We

recorded a $1 million

net decrease in

cost of sales

related to the

mark-to-market
valuation

of

certain

commodity

positions

and

grain

inventories

in

the

six-month

period

ended

November

24,

2024,

compared

to

a
$20 million

net

decrease

in

the

six-month

period

ended

November

26,

2023.

In

addition,

we

recorded

$1

million

of

restructuring
charges in

cost of

sales in

the six-month

period ended

November 24,

2024, compared

to $17

million of

restructuring charges

and $1
million

of

restructuring

initiative

project-related

costs

in

cost

of

sales

in

the

same

period

last

year

(please

refer

to

Note

3

to

the
Consolidated Financial Statements in Part I, Item 1 of this report).

SG&A expenses
increased $37

million to

$1,707 million in

the six-month

period ended

November

24, 2024,

compared to

the same
period

in fiscal

2024,

primarily

driven

by an

increase

in certain

compensation

and benefits

expenses

and

the addition

of

a pet

food
business in

Europe.

SG&A expenses

as a

percent of

net sales

increased 30

basis points

in the

six-month period

ended November

24,
2024, compared to the same period of fiscal 2024.

Restructuring, impairment, and

other exit costs

totaled $3 million in

the six-month period ended

November 24, 2024, compared

to
$125 million in the same

period last year.

We recorded

$3 million of charges

related to actions previously

announced in the six-month
period

ended

November

24, 2024,

compared

to $8

million

in

the

same period

last year.

In

fiscal 2024,

we recorded

a $117

million
non-cash goodwill impairment charge

related to our Latin America

reporting unit (please refer

to Note 3 to the

Consolidated Financial
Statements in Part I, Item 1 of this report).

Benefit plan non-service

income

totaled $28 million

in the six-month

period ended November

24, 2024, compared

to $37 million

in
the same period last year, primarily reflecting

higher amortization of losses and interest costs.
Interest, net

for the six-month

period ended November

24, 2024, increased

$13 million to $248

million compared to

the same period
of fiscal 2024, primarily driven by higher average long-term debt levels.
The
effective

tax rate

for

the six-month

period ended

November

24, 2024,

was 20.9

percent compared

to 20.0

percent in

the same
period

last

year.

The

0.9

percentage

point

increase

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

in

fiscal

2024,
partially

offset

by

favorable

earnings

mix

by

jurisdiction

in

fiscal

2025.

Our

effective

tax

rate

excluding

certain

items

affecting
comparability was

20.9

percent in

the six-month

period ended

November 24,

2024, compared

to 21.0

percent in

the same

period last

year

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.1
percentage

point

decrease

was

primarily

due

to

favorable

earnings

mix

by

jurisdiction

in

fiscal

2025,

partially

offset

by

certain
nonrecurring discrete tax benefits in fiscal 2024.
After-tax

earnings from

joint ventures

increased

to $49 million

for the

six-month period

ended November

24, 2024,

compared to
$48 million in

the same period

in fiscal 2024,

primarily due

to lower

input costs

and favorable

net price

realization and

mix at

CPW,
partially

offset

by higher

SG&A expenses

and

a decrease

in volume

at CPW.

On

a constant

-currency

basis, after-tax

earnings

from
joint ventures increased

5 percent (see

the “Non-GAAP Measures”

section below for

a description of

our use of

measures not defined
by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:
Six-Month Period Ended Nov.

24, 2024 vs.
Six-Month Period Ended Nov.

26, 2023
CPW HDJ Total
Contributions from volume growth (a) (2) pts Flat
Net price realization and mix 3 pts Flat
Net sales growth in constant currency 1 pt Flat 1 pt
Foreign currency exchange (2) pts (3) pts (2) pts
Net sales growth (1) pt (3) pts (1) pt
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding

decreased

by

25 million

in

the

six-month

period

ended

November

24,

2024,

from

the

same
period a year ago primarily due to share repurchases, partially offset by option exercises.
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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Net sales (in millions) $ 3,321.5 Flat $ 3,305.0 $ 6,338.1 (1) % $ 6,378.0
Contributions from volume growth (a) (1) pt (2) pts
Net price realization and mix 1 pt 1 pt
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Retail net sales in the second quarter of fiscal 2025 essentially matched the same period in fiscal 2024.
North America

Retail net

sales decreased

1 percent

in the

six-month period

ended November

24, 2024,

compared to

the same

period
in fiscal 2024, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 24, 2024
Contributions from organic volume growth (a) (1) pt (2) pts
Organic net price realization and mix 1 pt 1 pt
Organic net sales growth 1 pt Flat
Foreign currency exchange Flat Flat
Net sales growth Flat (1) pt
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

the six-month

period ended

November 24,

2024,

essentially matched

the same

period in
fiscal 2024.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 24, 2024
U.S. Snacks 1% (2) %
U.S. Morning Foods 4% 1%
U.S. Meals & Baking Solutions (1) % Flat
Canada (a) (4) % (1) %
Total Flat (1) %
(a)

On a constant-currency basis, Canada

net sales decreased 4 percent

in the second quarter of

fiscal 2025 and increased 1

percent in
the six-month

period ended

November 24,

2024, compared

to the

same periods

in fiscal

2024.

See the

“Non-GAAP Measures”
section below for our use of this measure not defined by GAAP.
Segment

operating

profit

of

$862 million

in

the

second

quarter

of

fiscal

2025

essentially

matched

the

same

period

in

fiscal

2024.
Segment

operating

profit

on

a

constant-currency

basis

in

the

second

quarter

of

fiscal

2025

essentially

matched

the

same

period

in
fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

decreased

3

percent

to

$1,608 million

in

the

six-month

period

ended

November

24,

2024,

compared

to
$1,658 million in

the same

period in

fiscal 2024,

primarily driven

by higher

input costs

and a

decrease in

contributions from

volume
growth,

partially

offset

by

favorable

net

price

realization

and

mix.

Segment

operating

profit

decreased

3

percent

on

a

constant-
currency basis

in the

six-month period

ended November

24, 2024,

compared to

the same

period in

fiscal 2024

(see the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
International Segment Results
International net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Net sales (in millions) $ 690.6 1% $ 683.1 $ 1,407.6 1% $ 1,398.9
Contributions from volume growth (a) 5 pts 6 pts
Net price realization and mix (4) pts (5) pts
Foreign currency exchange Flat (1) pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net

sales increased

1 percent

in the second

quarter of fiscal

2025, compared

to the same

period in

fiscal 2024, driven

by
an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.

International net

sales increased

1 percent

in the

six-month period

ended November

24, 2024,

compared to

the same

period in

fiscal
2024,

driven

by

an

increase

in

contributions

from

volume

growth,

partially

offset

by

unfavorable

net

price

realization

and

mix

and
unfavorable foreign currency exchange.
The components of International organic net sales growth

are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 24, 2024
Contributions from organic volume growth (a) 3 pts 4 pts
Organic net price realization and mix (5) pts (6) pts
Organic net sales growth (3) pts (2) pts
Foreign currency exchange Flat (1) pt
Acquisition (b) 4 pts 3 pts
Net sales growth 1 pt 1 pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of a pet food business in Europe in fiscal 2024. Please see Note 2 to the Consolidated Financial Statements in Part I,

Item 1 of this report.
International

organic

net sales

decreased

3 percent

in the

second quarter

of fiscal

2025,

compared to

the same

period in

fiscal 2024,
driven

by

unfavorable

organic

net

price

realization

and

mix,

partially

offset

by

an

increase

in

contributions

from

organic

volume
growth.
International organic net

sales decreased 2 percent

in the six-month period

ended November 24, 2024,

compared to the same period

in
fiscal 2024,

driven by

unfavorable organic

net price

realization and

mix, partially

offset by

an increase

in contributions

from organic
volume growth.
Segment

operating

profit

decreased

31

percent

to

$24

million

in

the

second

quarter

of

fiscal

2025,

compared

to

$35 million

in

the
same period

in fiscal 2024,

primarily driven

by unfavorable

net price realization

and mix and

higher SG&A expenses,

partially offset
by lower input

costs. Segment operating

profit decreased 45

percent on a

constant-currency basis in

the second quarter

of fiscal 2025,
compared to the

same period in

fiscal 2024 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
Segment

operating

profit

decreased

47

percent

to

$45 million

in

the

six-month

period

ended

November

24,

2024,

compared

to
$85 million

in

the

same

period

in

fiscal

2024,

primarily

driven

by

unfavorable

net

price

realization

and

mix

and

higher

SG&A
expenses,

partially

offset

by

lower

input

costs

and

an

increase

in

contributions

from

volume

growth.

Segment

operating

profit
decreased 56 percent

on a constant-currency

basis in the six-month

period ended November

24, 2024, compared

to the same period

in
fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
North America Pet Segment Results
North America Pet net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Net sales (in millions) $ 595.8 5% $ 569.3 $ 1,171.9 2% $ 1,149.2
Contributions from volume growth (a) 9 pts 6 pts
Net price realization and mix (5) pts (4) pts
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Pet

net

sales

increased

5

percent

in

the

second

quarter

of

fiscal

2025,

compared

to

the

same

period

in

fiscal

2024,
driven by an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.
North America

Pet net

sales increased

2 percent

in the

six-month period

ended November

24, 2024,

compared to

the same

period in
fiscal 2024, driven by an increase in contributions from volume growth,

partially offset by unfavorable net price realization and mix.

The components of North America Pet organic net sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 24, 2024
Contributions from organic volume growth (a) 9 pts 6 pts
Organic net price realization and mix (5) pts (4) pts
Organic net sales growth 5 pts 2 pts
Foreign currency exchange Flat Flat
Net sales growth 5 pts 2 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North America

Pet organic

net sales

increased 5

percent in

the second

quarter of

fiscal 2025,

compared to

the same

period in

fiscal
2024, driven by

an increase in

contributions from organic

volume growth, partially

offset by

unfavorable organic

net price realization
and mix.
North

America

Pet organic

net sales

increased

2 percent

in

the

six-month

period

ended November

24, 2024,

compared

to

the same
period in

fiscal 2024,

driven by

an increase

in contributions

from organic

volume growth,

partially offset

by unfavorable

organic net
price realization and mix.
Segment operating

profit increased

36 percent

to $139

million in

the second

quarter of

fiscal 2025,

compared

to $102 million

in the
same period in fiscal 2024,

primarily driven by lower

input costs and an increase

in contributions from volume growth,

partially offset
by

unfavorable

net

price

realization

and

mix

and

higher

SG&A

expenses,

including

increased

media

and

advertising

expenses.
Segment operating profit

increased 36 percent on

a constant-currency basis in the

second quarter of fiscal

2025, compared to the same
period in fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

21

percent

to

$259 million

in

the

six-month

period

ended

November

24,

2024,

compared

to
$214 million

in the

same period

in fiscal

2024,

primarily

driven by

lower input

costs and

an increase

in contributions

from

volume
growth,

partially

offset

by

unfavorable

net

price

realization

and

mix

and

higher

SG&A

expenses,

including

increased

media

and
advertising

expenses.

Segment

operating

profit

increased

21

percent

on

a

constant-currency

basis

in

the

six-month

period

ended
November

24,

2024,

compared to

the same

period

in fiscal

2024

(see the

“Non-GAAP Measures”

section below

for our

use of

this
measure not defined by GAAP).
North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended Six-Month Period Ended
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Nov. 24,
2024
Nov. 24, 2024 vs
Nov. 26, 2023
Nov. 26,
2023
Net sales (in millions) $ 630.0 8% $ 582.0 $ 1,166.2 4% $ 1,118.0
Contributions from volume growth (a) 5 pts 3 pts
Net price realization and mix 3 pts 1 pt
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America

Foodservice net

sales increased

8 percent

in the

second quarter

of fiscal

2025,

compared to

the same

period in

fiscal
2024, driven by an increase in contributions from volume growth and favorable net price realization and mix.
North

America Foodservice

net sales

increased

4 percent

in the

six-month period

ended November

24, 2024,

compared to

the same
period in fiscal 2024, driven by an increase in contributions from volume growth and favorable net price realization and mix.

The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 24, 2024
Contributions from organic volume growth (a) 5 pts 3 pts
Organic net price realization and mix 3 pts 1 pt
Organic net sales growth 8 pts 4 pts
Foreign currency exchange Flat Flat
Net sales growth 8 pts 4 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North America Foodservice

organic net sales

increased 8 percent

in the second

quarter of fiscal 2025

,

compared to the

same period in
fiscal 2024,

driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.
North America Foodservice

organic net sales

increased 4 percent

in the six-month

period ended November

24, 2024, compared

to the
same

period

in

fiscal

2024,

driven

by

an

increase

in

contributions

from

organic

volume

growth

and

favorable

organic

net

price
realization and mix.
Segment

operating

profit

increased 24

percent

to $118

million

in

the second

quarter

of fiscal

2025,

compared

to $96

million

in

the
same period in

fiscal 2024, primarily

driven by favorable

net price realization

and mix. Segment

operating profit increased

24 percent
on a

constant-currency

basis in

the second

quarter of

fiscal 2025,

compared to

the same

period

in fiscal

2024 (see

the “Non-GAAP
Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

23

percent

to

$190 million

in

the

six-month

period

ended

November

24,

2024,

compared

to
$155 million in

the same

period in

fiscal 2024,

primarily driven

by favorable

net price

realization and

mix. Segment

operating profit
increased 23 percent

on a constant-currency

basis in the

six-month period ended

November 24, 2024,

compared to the

same period in
fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate expenses

totaled $65 million

in the second

quarter of fiscal

2025, compared

to $157 million

in the same period
in fiscal

2024. In

the second

quarter of

fiscal 2025,

we recorded

a $29

million net

decrease in

expense related

to the

mark-to-market
valuation of

certain commodity

positions and grain

inventories, compared

to a $25

million net increase

in expense in

the same period
last year.

We

recorded $3 million

of net losses related

to valuation adjustments

on certain corporate

investments in the

second quarter
of fiscal

2025,

compared to

$20 million

of net

losses related

to valuation

adjustments of

certain corporate

investments in

the second
quarter

of

fiscal

2024.

In

addition,

we

recorded

$9

million

of

transaction

costs

related

to

the

definitive

agreement

to

acquire
Whitebridge

Pet

Brands’

North

American

premium

cat

feeding

and

pet

treating

business

(Whitebridge

Pet

Brands

acquisition)

and
definitive

agreements to

sell our

North American

yogurt businesses

in the

second

quarter of

fiscal 2025,

compared to

$1 million

of
transaction costs

in the same period

last year.

We

recorded $8 million

of restructuring charge

s

in the second

quarter of fiscal

2024.

In
addition, we recorded $2 million of integration costs related to the acquisition of a pet food business in Europe in the

second quarter of
fiscal 2025.
Unallocated corporate

expenses totaled

$189 million in

the six-month period

ended November 24,

2024, compared to

$244 million in
the same

period in

fiscal 2024.

In the

six-month period

ended November

24, 2024,

we recorded

a $1 million

net decrease

in expense
related to the

mark-to-market valuation

of certain commodity

positions and grain

inventories, compared

to a $20

million net decrease
in

expense

in

the

same

period

last year.

We

recorded

$4 million

of

net

losses related

to

valuation

adjustments

on

certain

corporate
investments in the six-month period

ended November 24, 2024, compared

to $22 million of net losses

related to valuation adjustments
and

the

loss

on

sale

of

certain

corporate

investments

in

the

same

period

in

fiscal

2024.

In

addition,

we

recorded

$1

million

of
restructuring charges

and an immaterial

amount of restructuring

initiative project-related

costs in cost of

sales in the

six-month period
ended November

24, 2024,

compared to

$17 million

of restructuring

charges and

$1 million

of restructuring

initiative project-related
costs in cost

of sales in

the same

period last year.

Compensation expense

related to stock-based

payments decreased

in the six-month
period ended November

24, 2024, compared to

the same period in

fiscal 2024. In the

six-month period ended November

24, 2024, we
recorded $9

million of

transaction costs

related to

the definitive

agreement for

the Whitebridge

Pet Brands

acquisition and

definitive
agreements to sell our North American

yogurt businesses, compared to $1 million

of transaction costs in the same period

last year.
We
recorded

$4

million

of

integration

costs

related

to

the

acquisition

of

a

pet

food

business

in

Europe

in

the

six-month

period

ended
November 24, 2024.

LIQUIDITY

AND CAPITAL

RESOURCES
During the

six-month period

ended November

24, 2024,

cash provided by

operations was

$1,775 million compared

to $1,496 million
in the same period

last year.

The $279 million increase

was primarily driven by

a $338 million change

in current assets and

liabilities.
The

$338

million

change

in

current

assets

and

liabilities

was

primarily

driven

by

a

$596

million

change

in

the

timing

of

accounts
payable,

partially offset

by a

$183 million

change in

inventories due

to higher

inventory levels

and a

$126

million change

in prepaid
expenses and other current assets primarily driven by changes in certain marketable securities.
Cash used by

investing activities during

the six-month period

ended November 24,

2024, was $306 million

compared to $316 million
for the same period in

fiscal 2024. During the first

quarter of fiscal 2025,

we paid $8 million related

to a purchase price holdback

after
certain

closing

conditions

were

met

for

the

acquisition

of

a

pet

food

business

in

Europe

in

the

fourth

quarter

of

fiscal

2024.

In
addition,

we spent

$301 million

on purchases

of land,

buildings, and

equipment in

the six-month

period ended

November 24,

2024,
compared to $294 million in the same period last year.
Cash

generated

by

financing

activities

during

the

six-month

period

ended

November

24,

2024,

was

$422

million

compared

to
$1,174 million of

cash used

by financing

activities in

the same

period in

fiscal 2024.

We

had $1,754

million of

net debt issuances

in
the six-month

period ended

November 24,

2024, compared

to $867

million of

net debt

issuances in

the same

period a

year ago.

We
paid $600 million for purchases

of common stock for

treasury in the six-month period

ended November 24, 2024, compared

to $1,302
million in the

same period in fiscal

2024.

In addition, we paid

$676 million of dividends

in the six-month period

ended November 24,
2024,

compared to $691 million in the same period last year.
As of

November

24,

2024, we

had

$442 million

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
The following table details the fee-paid committed and uncommitted credit lines we had available as of November 24, 2024:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring October 2029 $ 2.7 $ -
Uncommitted credit facilities 0.7 -
Total committed

and uncommitted credit facilities
$ 3.4 $ -
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
November 24, 2024, we were in compliance with all of these covenants.

We

have $1,822

million of

long-term debt

maturing in

the next

12 months

that is

classified as

current, including

$800 million

of 4.0
percent fixed-rate notes

due April 17,

2025, €500 million

of 0.125 percent

fixed-rate notes due

November 15,

2025, and $500

million
of 5.241

percent fixed-rate

notes due

November 18,

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

2025,

and

we

determined

there

was

no

impairment

of

our

intangible

assets

as

their

related

fair

values

were

substantially

in
excess of the

carrying values,

except for

the
Uncle Toby’s

brand intangible

asset. In addition,

while having

significant coverage

as of
our

fiscal

2025

assessment

date,

the
Progresso ,
Nudges,

True

Chews,

and

Kitano

brand

intangible

assets

had

risk

of

decreasing
coverage. We will continue

to monitor these businesses for potential impairment.
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting

Standards Board (FASB

)

issued Accounting Standards Update (ASU)

2024-03 requiring
additional income

statement disclosures.

The ASU

requires the

disaggregation

of specific

categories of

expenses underlying

the line
items presented

on the

income statement.

Additionally,

the ASU

requires enhanced

disclosure of

selling expenses.

The requirements
of the ASU are effective for annual periods beginning

after December 15, 2026, and interim periods within fiscal years beginning after
December

15,

2027.

For

us,

annual

reporting

requirements

will

be

effective

for

our

fiscal

2028

Form

10-K

and

interim

reporting
requirements will be

effective beginning

with our first

quarter of fiscal

2029. Early adoption

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
2025 Form 10-K

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

Transaction costs
Fiscal 2025 transaction

costs related to

the definitive agreement

for the Whitebridge

Pet Brands acquisition

and definitive agreements
to

sell

our

North

American

yogurt

businesses.

Immaterial

transaction

costs

incurred

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
Consolidated Financial Statements in Part I, Item 1 of this report.

Product recall
Costs related to the fiscal 2023 voluntary recall of certain international Häagen-Dazs ice cream products recorded in fiscal 2024.

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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Nov. 24, 2024 Nov. 26, 2023
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 1,077.9 20.6% $ 811.8 15.8%
Transaction costs 8.9 0.2% 0.6 - %
Restructuring charges 1.3 - % 14.8 0.3%
Acquisition integration costs 2.3 - % - - %
Investment activity, net 2.8 0.1% 19.6 0.4%
Mark-to-market effects (29.4) (0.6) % 25.1 0.5%
Project-related costs 0.1 - % 0.3 - %
Goodwill impairment - - % 117.1 2.3%
Product recall - - % 0.2 - %
Adjusted operating profit $ 1,064.0 20.3% $ 989.4 19.3%
Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023
In Millions
Value

Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 1,909.4 18.9% $ 1,741.8 17.3%
Transaction costs 8.9 0.1% 0.6 - %
Restructuring charges 4.2 - % 24.6 0.2%
Acquisition integration costs 3.9 - % 0.2 - %
Investment activity, net 3.2 - % 22.5 0.2%
Mark-to-market effects (0.6) - % (19.8) (0.2) %
Project-related costs 0.2 - % 1.1 - %
Goodwill impairment - - % 117.1 1.2%
Product recall - - % 0.4 - %
Adjusted operating profit $ 1,929.3 19.1% $ 1,888.4 18.8%
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

Quarter Ended Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023 Change Nov. 24, 2024 Nov. 26, 2023 Change
Operating profit as reported $ 1,077.9 $ 811.8 33% $ 1,909.4 $ 1,741.8 10%
Transaction costs 8.9 0.6 8.9 0.6
Restructuring charges 1.3 14.8 4.2 24.6
Acquisition integration costs 2.3 - 3.9 0.2
Investment activity, net 2.8 19.6 3.2 22.5
Mark-to-market effects (29.4) 25.1 (0.6) (19.8)
Project-related costs 0.1 0.3 0.2 1.1
Goodwill impairment - 117.1 - 117.1
Product recall - 0.2 - 0.4
Adjusted operating profit $ 1,064.0 $ 989.4 8% $ 1,929.3 $ 1,888.4 2%
Foreign currency exchange impact Flat Flat
Adjusted operating profit growth,

on a constant-currency basis
7% 2%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended Six-Month Period Ended
Per Share Data Nov. 24, 2024 Nov. 26, 2023 Change Nov. 24, 2024 Nov. 26, 2023 Change
Diluted earnings per share, as reported $ 1.42 $ 1.02 39% $ 2.45 $ 2.16 13%
Transaction costs 0.01 - 0.01 -
Restructuring charges 0.01 0.02 0.01 0.03
Acquisition integration costs 0.01 - 0.01 -
Goodwill impairment - 0.14 - 0.14
Mark-to-market effects (0.04) 0.03 - (0.03)
Investment activity, net - 0.03 - 0.03
Adjusted diluted earnings per share $ 1.40 $ 1.25 12% $ 2.47 $ 2.34 6%
Foreign currency exchange impact Flat Flat
Adjusted diluted earnings per share

growth, on a constant-currency basis
12% 6%
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

2024
24% 2 pts 23%
Six-Month Period Ended Nov.

24, 2024
3% (1) pt 5%
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

2024
(4) % Flat (4) %
Six-Month Period Ended Nov.

24, 2024
(1) % (2) pts 1%
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

Quarter Ended Nov. 24, 2024
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail Flat Flat Flat
International (31) % 14 pts (45) %
North America Pet 36 % Flat 36%
North America Foodservice 24 % Flat 24%
Six-Month Period Ended Nov.

24, 2024
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail
(3)
%
Flat (3)
%
International (47) % 9
pts
(56) %
North America Pet 21 % Flat 21%
North America Foodservice
23%
Flat
23%
Note: Table may not foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Six-Month Period Ended
Nov. 24, 2024 Nov. 26, 2023 Nov. 24, 2024 Nov. 26, 2023
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 967.1 $ 194.8 $ 714.1 $ 136.0 $ 1,688.9 $ 352.2 $ 1,544.1 $ 309.2
Transaction costs 8.9 2.0 0.6 - 8.9 2.0 0.6 -
Restructuring charges 1.3 0.3 14.8 4.5 4.2 1.0 24.6 9.2
Acquisition integration costs 2.3 0.5 - - 3.9 0.9 0.2 0.1
Investment activity, net 2.8 0.6 19.6 4.2 3.2 0.7 22.5 5.2
Mark-to-market effects (29.4) (6.7) 25.1 5.7 (0.6) (0.1) (19.8) (4.6)
Project-related costs 0.1 0.1 0.3 0.1 0.2 0.1 1.1 0.4
Goodwill impairment - - 117.1 34.7 - - 117.1 34.7
Product recall - - 0.2 - - - 0.4 0.1
As adjusted $ 953.2 $ 191.6 $ 891.7 $ 185.2 $ 1,708.8 $ 356.9 $ 1,690.8 $ 354.2
Effective tax rate:
As reported 20.1% 19.0% 20.9% 20.0%
As adjusted 20.1% 20.8% 20.9% 21.0%
Sum of adjustments to income taxes $ (3.2) $ 49.4 $ 4.6 $ 45.1
Average number

of common

shares - diluted EPS
560.4 583.4 562.2 587.4
Impact of income tax adjustments

on adjusted diluted EPS
$ 0.01 $ (0.08) $ (0.01) $ (0.08)
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

2024, was as follows:

In Millions
One-day Risk
of Loss
Change During
Six Month
Period Ended
Nov. 24, 2024 Analysis of Change
Interest rate instruments $ 47 $ (6) Decrease in interest rates
Foreign currency instruments 37 7 Increase in portfolio basis
Commodity instruments 4 (1) Immaterial
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

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
November 24, 2024:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
August 26, 2024 -
September 29, 2024
1,711,787 $ 74.19 1,711,787 49,414,101
September 30, 2024 -
October 27, 2024
2,022,335 71.76 2,022,335 47,391,766
October 28, 2024 -

November 24, 2024 446,461 69.02 446,461 46,945,305
Total 4,180,583 $ 72.46 4,180,583 46,945,305
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

24,

2024,

no

director

or

officer

of

the

Company
adopted

or
terminated

a

“Rule

10b5-1
trading arrangement” or “
non-Rule
10b5-1

trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART

II. OTHER INFORMATION
Item 6. Exhibits.

10.1
Five-Year Credit Agreement (incorporated herein by reference to Exhibit 10 to the Company's Current Report on
Form 8-K filed October 15, 2024).

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

GENERAL MILLS, INC.
(Registrant)
Date: December 18, 2024 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)