Form 10-Q
period 2025-02-23
GENERAL MILLS INC
filed 2025-03-19
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
FEBRUARY 23, 2025
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
Yes
☐

No
☑
Number

of

shares

of

Common

Stock

outstanding

as

of

March

12,

2025:
547,600,534

(excluding
207,012,794

shares

held

in

the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters and nine-month periods ended February 23, 2025 and
February 25, 2024
4
Consolidated Statements of Comprehensive Income for the quarters and nine-month periods ended February
23, 2025 and February 25, 2024
5
Consolidated Balance Sheets as of February 23, 2025 and May 26, 2024
6
Consolidated Statements of Total Equity for the quarters and nine-month periods ended February 23, 2025 and February 25, 2024
7
Consolidated Statements of Cash Flows for the nine-month periods ended February 23, 2025 and February
25, 2024
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
22
Item 3. Quantitative and Qualitative Disclosures About Market Risk
41
Item 4. Controls and Procedures
42
PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
42
Item 5. Other Information
42
Item 6. Exhibits
43
Signatures
44

PART

I.

FINANCIAL INFORMATION
Item 1.

Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Net sales $
4,842.2
$
5,099.2
$
14,930.4
$
15,143.3
Cost of sales
3,203.1
3,391.8
9,671.4
9,899.5
Selling, general, and administrative expenses
844.4
790.9
2,551.5
2,460.7
Divestiture gain
(95.9)
-
(95.9)
-
Restructuring, impairment, and other exit (recoveries) costs
(0.8)
5.8
2.6
130.6
Operating profit
891.4
910.7
2,800.8
2,652.5
Benefit plan non-service income
(13.9)
(18.6)
(41.6)
(55.7)
Interest, net
136.3
121.7
384.5
356.5
Earnings before income taxes and after-tax earnings

from

joint ventures
769.0
807.6
2,457.9
2,351.7
Income taxes
152.4
149.3
504.6
458.5
After-tax earnings from joint ventures
14.4
18.0
63.6
65.7
Net earnings, including earnings attributable to

noncontrolling interests
631.0
676.3
2,016.9
1,958.9
Net earnings attributable to noncontrolling interests
5.4
6.2
15.7
19.8
Net earnings attributable to General Mills $
625.6
$
670.1
$
2,001.2
$
1,939.1
Earnings per share – basic $
1.14
$
1.18
$
3.60
$
3.35
Earnings per share – diluted $
1.12
$
1.17
$
3.57
$
3.33
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Net earnings, including earnings attributable to

noncontrolling interests
$
631.0
$
676.3
$
2,016.9
$
1,958.9
Other comprehensive income (loss), net of tax:
Foreign currency translation
6.2
2.4
(26.9)
(38.0)
Other fair value changes:
Hedge derivatives
1.1
(6.9)
4.3
(7.3)
Reclassification to earnings:
Foreign currency translation
33.9
-
33.9
-
Hedge derivatives
(3.0)
(0.1)
(1.3)
(2.3)
Amortization of losses and prior service costs
11.2
9.1
34.5
27.4
Other comprehensive income (loss), net of tax
49.4
4.5
44.5
(20.2)
Total comprehensive

income

680.4
680.8
2,061.4
1,938.7
Comprehensive income attributable to noncontrolling

interests
5.4
6.0
14.9
20.0
Comprehensive income attributable to General Mills $
675.0
$
674.8
$
2,046.5
$
1,918.7
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Feb. 23, 2025 May 26, 2024
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
521.3
$
418.0
Receivables
1,791.0
1,696.2
Inventories
1,811.6
1,898.2
Prepaid expenses and other current assets
401.9
568.5
Assets held for sale
730.2
-
Total current

assets
5,256.0
4,580.9
Land, buildings, and equipment
3,460.5
3,863.9
Goodwill
15,518.7
14,750.7
Other intangible assets
7,059.0
6,979.9
Other assets
1,412.0
1,294.5
Total assets $
32,706.2
$
31,469.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,692.3
$
3,987.8
Current portion of long-term debt
1,941.0
1,614.1
Notes payable
406.7
11.8
Other current liabilities
1,815.7
1,419.4
Liabilities held for sale
20.5
-
Total current

liabilities
7,876.2
7,033.1
Long-term debt
11,839.6
11,304.2
Deferred income taxes
2,263.9
2,200.6
Other liabilities
1,213.9
1,283.5
Total liabilities
23,193.6
21,821.4
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,194.9
1,227.0
Retained earnings
21,636.0
20,971.8
Common stock in treasury,

at cost, shares of
207.1

and
195.5
(11,168.8)
(10,357.9)
Accumulated other comprehensive loss
(2,474.4)
(2,519.7)
Total stockholders’

equity
9,263.2
9,396.7
Noncontrolling interests
249.4
251.8
Total equity
9,512.6
9,648.5
Total liabilities and equity $
32,706.2
$
31,469.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Feb. 23, 2025 Feb. 25, 2024
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,449.2
$
9,631.9
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,182.0
1,201.8
Stock compensation plans
(9.6)
(11.1)
Unearned compensation related to stock unit awards
2.3
1.8
Earned compensation
20.2
17.8
Ending balance
1,194.9
1,210.3
Retained earnings:
Beginning balance
21,340.3
20,080.9
Net earnings attributable to General Mills
625.6
670.1
Cash dividends declared ($
0.60

and $
0.59

per share)
(329.9)
(334.3)
Ending balance
21,636.0
20,416.7
Common stock in treasury:
Beginning balance
(202.4)
(10,873.3)
(185.7)
(9,677.4)
Shares purchased, including excise tax of $
2.9

and

$
2.8

million
(4.8)
(304.4)
(4.7)
(303.1)
Stock compensation plans
0.1
8.9
0.3
12.1
Ending balance
(207.1)
(11,168.8)
(190.1)
(9,968.4)
Accumulated other comprehensive loss:
Beginning balance
(2,523.8)
(2,302.0)
Comprehensive income
49.4
4.7
Ending balance
(2,474.4)
(2,297.3)
Noncontrolling interests:
Beginning balance
248.5
253.1
Comprehensive income
5.4
6.0
Distributions to noncontrolling interest holders
(4.5)
(4.6)
Ending balance
249.4
254.5
Total equity,

ending balance
$
9,512.6
$
9,691.3
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,648.5
$
10,700.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,227.0
1,222.4
Stock compensation plans
(18.9)
(10.3)
Unearned compensation related to stock unit awards
(79.4)
(78.1)
Earned compensation
66.2
76.3
Ending balance
1,194.9
1,210.3
Retained earnings:
Beginning balance
20,971.8
19,838.6
Net earnings attributable to General Mills
2,001.2
1,939.1
Cash dividends declared ($
2.40

and $
2.36

per share)
(1,337.0)
(1,361.0)
Ending balance
21,636.0
20,416.7
Common stock in treasury:
Beginning balance
(195.5)
(10,357.9)
(168.0)
(8,410.0)
Shares purchased, including excise tax of $
7.7

and

$
15.0

million
(13.5)
(909.6)
(23.5)
(1,616.6)
Stock compensation plans
1.9
98.7
1.4
58.2
Ending balance
(207.1)
(11,168.8)
(190.1)
(9,968.4)
Accumulated other comprehensive loss:
Beginning balance
(2,519.7)
(2,276.9)
Comprehensive income (loss)
45.3
(20.4)
Ending balance
(2,474.4)
(2,297.3)
Noncontrolling interests:
Beginning balance
251.8
250.4
Comprehensive income
14.9
20.0
Distributions to noncontrolling interest holders
(17.3)
(16.6)
Change in ownership interest
-
0.7
Ending balance
249.4
254.5
Total equity,

ending balance
$
9,512.6
$
9,691.3
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
2,016.9
$
1,958.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
403.4
412.2
After-tax earnings from joint ventures
(63.6)
(65.7)
Distributions of earnings from joint ventures
30.9
31.4
Stock-based compensation
67.1
76.7
Deferred income taxes
(13.5)
(85.5)
Pension and other postretirement benefit plan contributions
(23.0)
(20.0)
Pension and other postretirement benefit plan costs
(9.9)
(20.2)
Divestiture gain
(95.9)
-
Restructuring, impairment, and other exit (recoveries) costs
(3.4)
119.7
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
55.8
(9.6)
Other, net
(58.2)
41.0
Net cash provided by operating activities
2,306.6
2,438.9
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(405.1)
(485.6)
Acquisition, net of cash acquired
(1,417.3)
(25.5)
Proceeds from divestiture
241.8
-
Investments in affiliates, net
6.6
(1.5)
Proceeds from disposal of land, buildings, and equipment
1.0
0.2
Other, net
(5.6)
4.8
Net cash used by investing activities
(1,578.6)
(507.6)
Cash Flows - Financing Activities
Change in notes payable
397.0
654.5
Issuance of long-term debt
1,500.0
1,000.0
Payment of long-term debt
(500.0)
(900.0)
Proceeds from common stock issued on exercised options
38.4
11.1
Purchases of common stock for treasury
(901.9)
(1,601.6)
Dividends paid
(1,008.4)
(1,028.0)
Distributions to noncontrolling interest holders
(17.3)
(16.6)
Other, net
(117.5)
(47.0)
Net cash used by financing activities
(609.7)
(1,927.6)
Effect of exchange rate changes on cash and cash equivalents
(15.0)
(0.6)
Increase in cash and cash equivalents
103.3
3.1
Cash and cash equivalents - beginning of year
418.0
585.5
Cash and cash equivalents - end of period $
521.3
$
588.6
Cash Flows from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
(95.7)
$
(83.8)
Inventories
59.5
347.8
Prepaid expenses and other current assets
139.6
269.4
Accounts payable
(136.7)
(543.7)
Other current liabilities
89.1
0.7
Changes in current assets and liabilities $
55.8
$
(9.6)
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

23,

2025,

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

(2) Acquisitions and Divestitures

During

the

third

quarter

of

fiscal

2025,

we

acquired

NX

Pet

Holding,

Inc.,

representing

Whitebridge

Pet

Brands’

North

American
premium cat feeding

and pet treating

business, for a

purchase price of

$
1.4

billion (Whitebridge Pet

Brands acquisition). We

financed
the

transaction

with

cash

on

hand.

We

consolidated

Whitebridge

Pet

Brands

into

our

Consolidated

Balance

Sheets

and

recorded
goodwill

of

$
1,087.4

million,

an

indefinite-lived

intangible

asset

for

the
Tiki

Pets

brand

totaling

$
289.0

million,

and

a

finite-lived
customer relationship

asset of $
31.0

million. The goodwill

is included in

the North America

Pet segment and

is not deductible

for tax
purposes. The pro forma

effects of this acquisition were

not material. We

have conducted a preliminary assessment

of the fair value of
the acquired

assets and

liabilities of

the business

and we

are continuing

our review

of these

items during

the measurement

period. If
new

information

is

obtained

about

facts

and

circumstances

that

existed

at

the

acquisition

date,

the

acquisition

accounting

will

be
revised

to

reflect

the

resulting

adjustments

to

current

estimates

of

those

items.

The

consolidated

results

are

reported

in

our

North
America Pet operating segment on a one-month lag.
During

the

second

quarter

of

fiscal

2025,

we

entered

into

definitive

agreements

to

sell

our

North

American

yogurt

businesses

to
affiliates of Groupe Lactalis S.A. (Lactalis) and

Sodiaal International (Sodiaal) for approximately $
2.1

billion. During the third quarter
of

fiscal

2025,

we

completed

the

sale

of

our

Canada

yogurt

business

to

Sodiaal

and

recorded

a

pre-tax

gain

of

$
95.9

million.

We
expect

to

close

the

sale of

our

United

States yog

urt

business

to

Lactalis

in

calendar

year

2025,

subject

to

regulatory

approvals

and
other customary

closing conditions.

We

have classified

all assets

and liabilities

associated

with our

United States

yogurt business

as
held for sale in our Consolidated Balance Sheets as of February 23, 2025.
The components of assets held for sale and liabilities held for sale are as follows:

In Millions Feb. 23, 2025
Inventories $
52.4
Prepaid expenses and other current assets
15.1
Land, buildings, and equipment
224.3
Goodwill
252.6
Other intangible assets
160.7
Other assets
25.1
Assets held for sale $
730.2
Other current liabilities $
8.8
Other liabilities
11.7
Liabilities held for sale $
20.5

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

(3) Restructuring, Impairment, and Other Exit Costs
Restructuring and impairment charges were

as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
(Recoveries) charges associated with restructuring actions

previously announced
$
(0.6)
$
5.9
$
3.6
$
30.5
Goodwill impairment
-
-
-
117.1
Total

$
(0.6)
$
5.9
$
3.6
$
147.6
In the

nine-month period

ended February

23, 2025,

we did

not undertake

any new

restructuring actions.

We

recorded a

$
0.6

million
net

recovery

of restructuring

charges

in

the third

quarter of

fiscal

2025

and

$
3.6

million

of restructuring

charges

in

the nine-month
period

ended

February

23,

2025,

related

to

restructuring

actions

previously

announced.

We

recorded

$
5.9

million

of

restructuring
charges

in

the

third

quarter

of

fiscal

2024

and

$
30.5

million

of

restructuring

charges

in

the

nine-month

period

ended

February

25,
2024, related to restructuring actions previously announced.

We expect these

actions to be completed by the end of fiscal 2026.
We

paid

net

$
7.0

million

of

cash

in

the

nine-month

period

ended

February

23,

2025,

related

to

restructuring

actions.

We

paid

net
$
27.9

million of cash in the same period of fiscal 2024.
In the second

quarter of fiscal

2024, we recorded

a $
117.1

million non-cash goodwill

impairment charge

related to our Latin

America
reporting unit. See Note 4 for additional information.
Restructuring and

impairment (recoveries)

charges and

project-related costs

are recorded

in our

Consolidated Statements

of Earnings
as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Restructuring, impairment, and other exit (recoveries) costs $
(0.8)
$
5.8
$
2.6
$
130.6
Cost of sales
0.2
0.1
1.0
17.0
Total restructuring

and impairment (recoveries) charges
$
(0.6)
$
5.9
$
3.6
$
147.6
Project-related costs classified in cost of sales $
0.2
$
0.5
$
0.4
$
1.6

(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions Feb. 23, 2025 May 26, 2024
Goodwill $
15,518.7
$
14,750.7
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,792.1
6,728.6
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
418.4
402.2
Less accumulated amortization
(151.5)
(150.9)
Intangible assets subject to amortization, net
266.9
251.3
Other intangible assets
7,059.0
6,979.9
Total $
22,577.7
$
21,730.6
Based on the

carrying value of

finite-lived intangible assets

as of February

23, 2025, annual amortization

expense for each of

the next
five fiscal years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill during the nine-month period ended February 23, 2025, were as follows:

In Millions
North
America
Retail
North
America
Pet
North
America
Foodservice
International
(a)
Corporate
and Joint
Ventures Total
Balance as of May 26, 2024 $
6,541.9
$
6,062.8
$
805.5
$
917.1
$
423.4
$
14,750.7
Acquisition
-
1,087.4
-
-
-
1,087.4
Divestiture
(14.6)
-
-
-
-
(14.6)
Reclassified to assets held

for sale
(202.6)
-
(50.0)
-
-
(252.6)
Other activity, primarily

foreign currency translation
(4.9)
-
-
(33.1)
(14.2)
(52.2)
Balance as of Feb. 23, 2025 $
6,319.8
$
7,150.2
$
755.5
$
884.0
$
409.2
$
15,518.7

(a)
The carrying amounts of goodwill within the International segment as of

May 26, 2024, and February 23, 2025, were net of
accumulated impairment losses of $
117.1

million. For additional information, see Note 6 to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
The changes in the carrying amount of other intangible assets during the nine-month period ended February 23, 2025, were as follows:

In Millions Total
Balance as of May 26, 2024 $
6,979.9
Acquisition
320.0
Divestiture
(44.4)
Reclassified to assets held for sale
(160.7)
Other activity, primarily

foreign currency translation and amortization
(35.8)
Balance as of Feb. 23, 2025 $
7,059.0
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

(5) Inventories
The components of inventories were as follows:

In Millions Feb. 23, 2025 May 26, 2024
Finished goods $
1,801.5
$
1,827.7
Raw materials and packaging
447.2
500.5
Grain
106.2
111.1
Excess of FIFO over LIFO cost
(543.3)
(541.1)
Total $
1,811.6
$
1,898.2
In addition, we had $
52.4

million of inventories classified as held for sale as of February 23, 2025.

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

Unallocated corporate items for the quarters and nine-month periods ended

February 23, 2025, and February 25, 2024, included:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Net gain (loss) on mark-to-market valuation of certain

commodity positions
$
16.0
$
(24.5)
$
(18.3)
$
(34.3)
Net loss on commodity positions reclassified from

unallocated corporate items to segment operating profit
7.3
11.7
43.6
29.5
Net mark-to-market revaluation of certain grain inventories
(0.1)
(12.9)
(1.5)
(1.1)
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
23.2
$
(25.7)
$
23.8
$
(5.9)

As

of

February

23,

2025,

the

net

notional

value

of

commodity

derivatives

was

$
266.2

million,

of

which

$
172.2

million

related

to
agricultural inputs and

$
94.0

million related to

energy inputs. These

contracts relate to

inputs that generally

will be utilized

within the
next
12

months.
We

also have net

investments in

foreign subsidiaries

that are denominated

in euros. As

of February

23, 2025, we

hedged a portion

of
these investments with €
3,990.4

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
January 30, 2030
, to a floating rate.
During the second quarter of fiscal 2025, our

$
500.0

million notional amount interest rate swap to convert

our $
500.0

million of fixed-
rate notes due
November 18, 2025

to a floating

rate was called

by the counterparty

prior to the

maturity date. The

previously existing
swap was designated

as a fair value

hedge, and concurrent

with the swap

being called, we

ceased recording

market value adjustments
to the associated hedged debt.
During the

third quarter

of fiscal 2024,

in advance

of our

$
500.0

million debt

issuance, we

entered into

and settled

$
250.0

million of
treasury locks, resulting in a gain of $
0.3

million.

The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as of February 23, 2025,

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

23, 2025, $
1,424.9

million of our total accounts

payable were payable to

suppliers who utilize these third-
party services.

As of

May 26,

2024, $
1,404.4

million of

our total

accounts payable

were payable

to suppliers

who utilize

these third-
party services.

(7) Debt
The components of notes payable were as follows:

Feb. 23, 2025 May 26, 2024
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
403.0
4.4
% $
-
-
%
Financial institutions
3.7
4.3
11.8
8.8
Total $
406.7
4.4
% $
11.8
8.8
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the fee-paid committed and uncommitted credit lines we had available as of February 23, 2025:

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
2.7

billion credit facility.

The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of February 23, 2025.
Long-Term

Debt

The

fair

values

and

carrying

amounts

of

long-term

debt,

including

the

current

portion,

were

$
13,233.5

and

$
13,780.6

million,
respectively,

as of

February

23,

2025.

The

fair value

of long-term

debt

was estimated

using

market quotations

and

discounted

cash
flows based

on our

current incremental

borrowing rates

for similar

types of

instruments. Long

-term debt

is a

Level 2

liability in

the
fair value hierarchy.

In the third

quarter of fiscal 2025,

we repaid $
500.0

million of
5.241

percent fixed-rate notes

due
November 18, 2025
, using proceeds
from the issuance of commercial paper.
In the second quarter of

fiscal 2025, we issued $
750.0

million of
4.875

percent fixed-rate notes due
January 30, 2030
. We

used the net
proceeds to fund the Whitebridge Pet Brands acquisition.
In the second

quarter of fiscal

2025, we issued

$
750.0

million of
5.25

percent fixed-rate notes

due
January 30, 2035
. We

used the net
proceeds to fund the Whitebridge Pet Brands acquisition.

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
In

the

third

quarter of

fiscal

2024,

we

issued

$
500.0

million

of
4.7

percent

fixed-rate

notes due
January 30, 2027
. We

used

the

net
proceeds to repay $
500.0

million of
3.65

percent fixed-rate notes due
February 15, 2024
.

In the second

quarter of fiscal 2024,

we issued €
250.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds
to repay €
250.0

million of floating-rate notes due
November 10, 2023
.

In the

second quarter

of fiscal

2024, we

issued $
500.0

million of
5.5

percent fixed-rate

notes due
October 17, 2028
. We

used the

net
proceeds to repay $
400.0

million of floating-rate notes due
October 17, 2023
, and for general corporate purposes.

In the first

quarter of fiscal

2024, we issued

€
500.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds

to
repay €
500.0

million of floating-rate notes due
July 27, 2023
.
Certain of

our long-term

debt agreements

contain restrictive

covenants.
As of February 23, 2025, we were in compliance with all of
these covenants.

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
Our noncontrolling interests contain restrictive covenants. As of February 23, 2025, we were in compliance with all of these covenants.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

Quarter Ended Quarter Ended
Feb. 23, 2025 Feb. 25, 2024
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
625.6
$
5.4
$
670.1
$
6.2
Other comprehensive income (loss):
Foreign currency translation $
2.5
$
3.7
6.2
-
$
10.7
$
(8.1)
2.6
(0.2)
Other fair value changes:
Hedge derivatives
2.3
(1.2)
1.1
-
(8.8)
1.9
(6.9)
-
Reclassification to earnings:
Foreign currency translation (a)
33.9
-
33.9
-
-
-
-
-
Hedge derivatives (b)
(3.7)
0.7
(3.0)
-
(0.3)
0.2
(0.1)
-
Amortization of losses and

prior service costs (c)
14.1
(2.9)
11.2
-
11.5
(2.4)
9.1
-
Other comprehensive income (loss) $
49.1
$
0.3
49.4
-
$
13.1
$
(8.4)
4.7
(0.2)
Total comprehensive income $
675.0
$
5.4
$
674.8
$
6.0
(a)

Loss reclassified from AOCI into earnings is reported in divestiture gain.
(b)

Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

Nine-Month Period Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024
General Mills
Noncontrolling
Interests
General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including earnings

attributable to noncontrolling interests

$
2,001.2
$
15.7
$
1,939.1
$
19.8
Other comprehensive income (loss):
Foreign currency translation $
9.5
$
(35.6)
(26.1)
(0.8)
$
(43.7)
$
5.5
(38.2)
0.2
Other fair value changes:
Hedge derivatives
6.6
(2.3)
4.3
-
(9.0)
1.7
(7.3)
-
Reclassification to earnings:
Foreign currency translation (a)
33.9
-
33.9
-
-
-
-
-
Hedge derivatives (b)
(2.9)
1.6
(1.3)
-
(5.0)
2.7
(2.3)
-
Amortization of losses and

prior service costs (c)
43.2
(8.7)
34.5
-
34.5
(7.1)
27.4
-
Other comprehensive income (loss) $
90.3
$
(45.0)
45.3
(0.8)
$
(23.2)
$
2.8
(20.4)
0.2
Total comprehensive income $
2,046.5
$
14.9
$
1,918.7
$
20.0
(a)

Loss reclassified from AOCI into earnings is reported in divestiture gain.
(b)

Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Feb. 23, 2025 May 26, 2024
Foreign currency translation adjustments $
(787.5)
$
(795.3)
Unrealized gain from hedge derivatives
3.2
0.2
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,760.0)
(1,806.3)
Prior service credits
69.9
81.7
Accumulated other comprehensive loss $
(2,474.4)
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

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Compensation expense related to stock-based payments $
20.5
$
18.2
$
67.1
$
76.7
Windfall tax benefits from stock-based

payments in income tax expense in our Consolidated Statements of Earnings were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Windfall tax benefits from stock-based payments $
1.1
$
1.2
$
5.9
$
10.1
As

of

February

23,

2025,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
141.5

million. This expense will be recognized over
22

months on average.

Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024
Net cash proceeds $
38.4
$
11.1
Intrinsic value of options exercised $
11.0
$
3.4
We

estimate the

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
Feb. 23, 2025 Feb. 25, 2024
Estimated fair values of stock options granted

$
13.26
$
17.47
Assumptions:
Risk-free interest rate
4.5
%
4.0
%
Expected term
8.5
years
8.5
years
Expected volatility
21.6
%
21.5
%
Dividend yield
3.8
%
2.8
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024
Total grant date fair

value
$
111.3
$
91.1

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended Nine-Month Period Ended
In Millions, Except per Share Data Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Net earnings attributable to General Mills $
625.6
$
670.1
$
2,001.2
$
1,939.1
Average number

of common shares – basic EPS
552.6
569.5
556.6
578.6
Incremental share effect from: (a)
Stock options
1.0
1.3
1.4
1.8
Restricted stock units and performance share units
1.4
2.0
1.8
2.1
Average number

of common shares – diluted EPS
555.0
572.8
559.8
582.5
Earnings per share – basic $
1.14
$
1.18
$
3.60
$
3.35
Earnings per share – diluted $
1.12
$
1.17
$
3.57
$
3.33
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method. Stock options, restricted

stock units, and performance

share units excluded from

our computation of diluted

EPS because
they were not dilutive were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Anti-dilutive stock options, restricted stock units, and

performance share units

5.3
4.2
4.7
2.6

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Shares of common stock
4.8
4.7
13.5
23.5
Aggregate purchase price $
304.4
$
303.1
$
909.6
$
1,616.6

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024
Net cash interest payments $
302.2
$
294.6
Net income tax payments $
444.6
$
462.3

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Feb. 23,
2025
Feb. 25,
2024
Feb. 23,
2025
Feb. 25,
2024
Feb. 23,
2025
Feb. 25,
2024
Service cost $
12.9
$
14.5
$
1.0
$
1.1
$
1.8
$
1.8
Interest cost
76.6
74.1
5.3
5.3
1.0
1.0
Expected return on plan assets
(104.9)
(104.5)
(9.0)
(8.6)
-
-
Amortization of losses (gains)
25.0
21.6
(5.1)
(5.1)
(0.3)
-
Amortization of prior service costs (credits)
0.3
0.4
(5.5)
(5.5)
(0.3)
0.1
Other adjustments
-
-
-
-
3.0
2.6
Net expense (income) $
9.9
$
6.1
$
(13.3)
$
(12.8)
$
5.2
$
5.5
Defined Benefit

Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Nine-Month
Period Ended
Nine-Month
Period Ended
Nine-Month
Period Ended
In Millions
Feb. 23,
2025
Feb. 25,
2024
Feb. 23,
2025
Feb. 25,
2024
Feb. 23,
2025
Feb. 25,
2024
Service cost $
38.8
$
43.1
$
3.2
$
3.5
$
5.3
$
5.5
Interest cost
230.0
222.4
15.9
16.0
3.0
3.0
Expected return on plan assets
(314.9)
(313.4)
(26.9)
(26.0)
-
-
Amortization of losses (gains)
75.0
64.6
(15.4)
(15.3)
-
(0.1)
Amortization of prior service costs (credits)
1.0
1.3
(16.6)
(16.4)
(0.8)
0.4
Other adjustments
-
-
-
-
8.1
7.8
Curtailment gain
-
(3.4)
-
-
-
-
Net expense (income) $
29.9
$
14.6
$
(39.8)
$
(38.2)
$
15.6
$
16.6
In addition, we had $
0.9

million of net plan assets classified as held for sale as of February 23, 2025.

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

Our operating segment results were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Net sales:
North America Retail $
3,009.1
$
3,242.1
$
9,347.2
$
9,620.1
International
651.3
680.1
2,058.9
2,079.0
North America Pet
623.7
624.5
1,795.6
1,773.7
North America Foodservice
555.3
551.7
1,721.5
1,669.7
Total segment net

sales
$
4,839.4
$
5,098.4
$
14,923.2
$
15,142.5
Corporate and other
2.8
0.8
7.2
0.8
Total net sales $
4,842.2
$
5,099.2
$
14,930.4
$
15,143.3
Operating profit:
North America Retail $
648.1
$
752.2
$
2,256.1
$
2,410.3
International
18.0
18.2
62.7
102.8
North America Pet
102.2
128.3
360.9
342.0
North America Foodservice
82.3
81.7
272.3
236.3
Total segment operating

profit
$
850.6
$
980.4
$
2,952.0
$
3,091.4
Unallocated corporate items
55.9
63.9
244.5
308.3
Divestiture gain
(95.9)
-
(95.9)
-
Restructuring, impairment, and other exit (recoveries) costs
(0.8)
5.8
2.6
130.6
Operating profit $
891.4
$
910.7
$
2,800.8
$
2,652.5
Net sales for our North America Retail operating units were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
U.S. Meals & Baking Solutions $
1,130.4
$
1,168.5
$
3,404.6
$
3,453.7
U.S. Morning Foods
846.3
940.7
2,642.1
2,725.4
U.S. Snacks
818.0
869.2
2,571.6
2,660.0
Canada
214.4
263.7
728.9
781.0
Total $
3,009.1
$
3,242.1
$
9,347.2
$
9,620.1
Net sales by class of similar products were as follows:

Quarter Ended Nine-Month Period Ended
In Millions Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
Snacks $
996.0
$
1,052.4
$
3,157.8
$
3,226.4
Cereal
762.8
843.4
2,385.4
2,438.2
Convenient meals
754.1
840.2
2,228.1
2,290.8
Dough
647.5
605.1
1,887.9
1,915.1
Pet
651.7
627.6
1,880.1
1,779.8
Baking mixes and ingredients
467.5
507.5
1,501.8
1,536.3
Yogurt
333.1
367.0
1,082.8
1,100.3
Super-premium ice cream
137.5
142.0
514.0
534.3
Other
92.0
114.0
292.5
322.1
Total $
4,842.2
$
5,099.2
$
14,930.4
$
15,143.3

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

imposition

of

tariffs

and

changes

to

global

trade

policies

will have

on

our

consolidated

results

of operations

is
uncertain. We

expect tariffs on

goods imported into

the U.S. from

Canada, Mexico, and

China, and other

countries upon which

tariffs
may

be imposed,

to continue

to be

met with

retaliatory

tariffs

from

those countries

which

would

impact

our consolidated

results of
operations as we import

inputs required for our

manufacturing processes and

export our finished products.

The extent and duration

of
tariffs

and the

resulting impact

on macroeconomic

conditions and

on our

business are

uncertain and

may depend

on various

factors,
including

negotiations

between

the

U.S.

and

affected

countries,

retaliation

imposed

by

other

countries,

tariff

exemptions,

negative
sentiment

toward

U.S.

companies

and

products,

and

availability

of

lower

cost

inputs

that

may

be

sourced

domestically.

We

will
continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.
CONSOLIDATED

RESULTS

OF OPERATIONS
Third Quarter Results
In the third quarter of fiscal 2025,

net sales and organic net sales decreased

5 percent compared to the same period

last year. Operating
profit decreased

2 percent

to $891

million, primarily

driven by

unfavorable net

price realization

and mix,

a decrease

in contributions
from volume growth, net recoveries recorded in fiscal 2024 from the fiscal 2023 voluntary recall on certain international
Häagen-Dazs
ice cream

products,

and transaction

costs primarily

related to

the definitive

agreements to

sell our

North American

yogurt businesses
and the Whitebridge

Pet Brands acquisition.

These impacts were partially

offset by a

divestiture gain related

to the sale of

our Canada
yogurt

business

and

a

favorable

change

in

the

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories.
Operating profit margin

of 18.4 percent increased 50

basis points. Adjusted operating profit

of $801 million decreased

13 percent on a
constant-currency

basis, primarily

driven

by unfavorable

net price

realization

and

mix and

a decrease

in contributions

from

volume
growth. Adjusted

operating profit

margin decreased

140 basis points

to 16.5 percent.

Diluted earnings

per share

of $1.12

decreased 4
percent in

the third

quarter of

fiscal 2025.

Adjusted diluted

earnings per

share of

$1.00 decreased

15 percent

on a

constant-currency
basis

compared

to

the

third

quarter

of

fiscal

2024.

See

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of
measures not defined by GAAP.
A summary of our consolidated financial results for the third quarter of fiscal 2025 follows:

Quarter Ended Feb. 23, 2025
In millions,
except per share
Quarter Ended
Feb. 23, 2025 vs.
Feb. 25, 2024
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 4,842.2 (5) %
Operating profit 891.4 (2) % 18.4%
Net earnings attributable to General Mills 625.6 (7) %
Diluted earnings per share $ 1.12 (4) %
Organic net sales growth rate (a) (5) %
Adjusted operating profit (a) 800.8 (12) % 16.5% (13) %
Adjusted diluted earnings per share (a) $ 1.00 (15) % (15) %
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by

GAAP.

Consolidated net sales

were as follows:

Quarter Ended
Feb. 23, 2025
Feb. 23, 2025 vs.

Feb. 25, 2024 Feb. 25, 2024
Net sales (in millions) $ 4,842.2 (5) % $ 5,099.2
Contributions from volume growth (a) (4) pts
Net price realization and mix Flat
Foreign currency exchange (1) pt
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales

in the

third quarter

of fiscal

2025 decreased

5 percent

compared to

the same

period in

fiscal 2024,

driven by

a decrease

in
contributions from volume growth and unfavorable foreign currency exchange.
Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 23, 2025 vs.
Quarter Ended Feb. 25, 2024
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix (1) pt
Organic net sales growth (5) pts
Foreign currency exchange (1) pt
Acquisitions and divestiture 1 pt
Net sales growth (5) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

decreased

5

percent

in

the

third

quarter

of

fiscal

2025

compared

to

the

same

period

in

fiscal

2024,

driven

by

a
decrease in contributions from organic volume growth

and unfavorable organic net price realization and mix.
Cost of sales
decreased $189 million

to $3,203 million

in the third

quarter of fiscal

2025 compared to

the same period

in fiscal 2024.
The decrease was primarily

driven by a $122 million decrease

attributable to lower volume

and a $18 million net

decrease attributable
to

product

rate

and

mix.

We

recorded

a

$23 million

net

decrease

in

cost

of

sales

related

to

the

mark-to-market

valuation

of

certain
commodity

positions

and

grain

inventories

in

the

third

quarter

of

fiscal

2025,

compared

to

a

$26 million

net

increase

in

the

third
quarter of fiscal 2024.

Selling,

general

and

administrative

(SG&A)

expenses
increased

$54 million

to

$844 million

in

the

third

quarter

of

fiscal

2025,
compared to

the same period

in fiscal 2024,

primarily driven

by net recoveries

recorded in fiscal

2024 from

the fiscal 2023

voluntary
recall on

certain

international
Häagen-Dazs

ice cream

products and

transaction

costs related

to the

definitive agreements

to sell

our
North American

yogurt businesses

and the

Whitebridge Pet

Brands acquisition.

SG&A expenses

as a

percent of

net sales

in the

third
quarter of fiscal 2025 increased 190 basis points compared to the third quarter of fiscal 2024.
Divestiture

gain

of $96

million in

the third

quarter of

fiscal 2025,

related to

the sale

of our

Canada yogurt

business (please

refer to
Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Restructuring, impairment,

and other exit

(recoveries) costs
totaled $1

million of net

recoveries in

the third quarter

of fiscal 2025
related to actions

previously announced,

compared to $6

million of net

restructuring costs in

the same period

last year (please

refer to
Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Benefit plan

non-service income
totaled $14 million

in the

third quarter

of fiscal

2025,

compared to

$19 million in

the same

period
last year, primarily reflecting higher

amortization of losses and interest costs.

Interest,

net
for the

third quarter

of fiscal

2025 totaled

$136 million, up

$15 million from

the third

quarter of

fiscal 2024,

primarily
driven by higher average long-term debt levels.
The
effective

tax

rate

for

the third

quarter

of fiscal

2025

was 19.8

percent

compared

to 18.5

percent

for

the

third

quarter

of fiscal
2024. The

1.3 percentage

point increase

was primarily

due to

certain nonrecurring

discrete tax

benefits in fiscal

2024, partially

offset
by

favorable

earnings

mix

by jurisdiction

in

fiscal

2025.

Our effective

tax rate

excluding

certain

items

affecting

comparability

was

21.0 percent in the

third quarter of fiscal

2025,

compared to 18.4 percent

in the same period

last year (see the “Non-GAAP

Measures”
section below for

a description of

our use of measures

not defined by

GAAP). The 2.6 percentage

point increase was

primarily due to
certain nonrecurring discrete tax benefits in fiscal 2024, partially offset by favorable earnings mix by jurisdiction in fiscal 2025.
After-tax earnings

from joint

ventures

for the

third quarter

of fiscal

2025
decreased to

$14 million compared

to $18 million

in the
same

period

in

fiscal

2024,

primarily

driven

by

our

share

of

asset

impairment

charges

at

Cereal

Partners

Worldwide

(CPW)

in

the
third

quarter

of

fiscal

2025,

partially

offset

by

lower

SG&A

expenses

and

higher

volume

at

Häagen-Dazs

Japan,

Inc.

(HDJ).

On

a
constant-currency

basis,

after-tax

earnings

from

joint ventures

decreased

16 percent

(see the

“Non-GAAP

Measures”

section

below
for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 23, 2025 vs.
Quarter Ended Feb. 25, 2024 CPW HDJ Total
Contributions from volume growth (a) (4) pts 8 pts
Net price realization and mix 3 pts 2 pts
Net sales growth in constant currency (1) pt 10 pts 1 pt
Foreign currency exchange (7) pts (5) pts (7) pts
Net sales growth (8) pts 5 pts (6) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding
decreased

by

18

million

in

the

third

quarter

of

fiscal

2025

from

the

same

period

a

year

ago
primarily due to share repurchases, partially offset by option exercises.
Nine-Month Results
In the

nine-month period

ended February

23, 2025,

net sales

and organic

net sales

decreased 1

percent compared

to the

same period
last year.

Operating profit

increased 6 percent

to $2,801

million, primarily

driven by

a goodwill impairment

charge recorded

in fiscal
2024 and lower restructuring charges

,

lower input costs, and a divestiture gain

related to the sale of our Canada yogurt

business.

These
impacts

were

partially

offset

by

unfavorable

net

price

realization

and

mix,

an

increase

in

SG&A

expenses,

and

transaction

costs
primarily

related

to

the

definitive

agreements

to

sell

our

North

American

yogurt

businesses

and

the

Whitebridge

Pet

Brands
acquisition.

Operating

profit

margin

of

18.8

percent

increased

130

basis

points

compared

to

the

same

period

last

year.

Adjusted
operating

profit

of

$2,730

million

decreased

3

percent

on

a

constant-currency

basis,

primarily

driven

by

unfavorable

net

price
realization

and

mix

and

an

increase

in

SG&A

expenses,

partially

offset

by

lower

input

costs.

Adjusted

operating

profit

margin
decreased

20

basis

points

to

18.3

percent.

Diluted

earnings

per

share

of

$3.57

increased

7

percent

in

the

nine-month

period

ended
February 23, 2025,

and adjusted diluted

earnings per share

of $3.47 decreased

1 percent on

a constant-currency basis

compared to the
same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
A summary of our consolidated financial results for the nine-month period ended February 23, 2025, follows:
Nine-Month Period Ended Feb. 23, 2025
In millions,
except per share
Nine-Month
Period Ended
Feb. 23, 2025 vs.
Feb. 25, 2024
Percent of Net
Sales
Constant-
Currency

Growth (a)
Net sales

$ 14,930.4 (1) %
Operating profit 2,800.8 6% 18.8%
Net earnings attributable to General Mills 2,001.2 3%
Diluted earnings per share $ 3.57 7%
Organic net sales growth rate (a) (1) %
Adjusted operating profit (a) 2,730.1 (3) % 18.3% (3) %
Adjusted diluted earnings per share (a) $ 3.47 (1) % (1) %
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales

were as follows:
Nine-Month Period Ended
Feb. 23, 2025
Feb. 23, 2025 vs.
Feb. 25, 2024 Feb. 25, 2024
Net sales (in millions) $ 14,930.4 (1) % $ 15,143.3
Contributions from volume growth (a) Flat
Net price realization and mix (1) pt
Foreign currency exchange Flat
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
The

1

percent

decrease

in

net

sales

for

the

nine-month

period

ended

February

23,

2025,

was

driven

by

unfavorable

net

price
realization and mix.
Components of organic net sales growth are shown in the following table:
Nine-Month Period Ended Feb. 23, 2025 vs.
Nine-Month Period Ended Feb. 25, 2024
Contributions from organic volume growth (a) Flat
Organic net price realization and mix (1) pt
Organic net sales growth (1) pt
Foreign currency exchange Flat
Acquisitions and divestiture 1 pt
Net sales growth (1) pt
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

decreased

1

percent

in

the

nine-month

period

ended

February

23,

2025,

driven

by

unfavorable

organic

net

price
realization and mix.

Cost

of

sales

decreased

$228 million

to

$9,671

million

in

the

nine-month

period

ended

February

23,

2025,

compared

to

the

same
period

in fiscal

2024. The

decrease was

primarily

driven by

a $152

million

decrease attributable

to product

rate and

mix

and

a $30
million decrease

attributable to

lower volume.

We

recorded a

$24 million net

decrease in

cost of

sales related

to the

mark-to-market
valuation

of

certain

commodity

positions

and

grain

inventories

in

the

nine-month

period

ended

February

23,

2025,

compared

to

a
$6 million net increase in the nine-month period ended February

25, 2024. In addition, we recorded $1 million of restructuring charges
in

the

nine-month

period

ended

February

23,

2025,

compared

to

$17

million

of

restructuring

charges

in

the

same

period

last

year
(please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of

this report).

SG&A expenses
increased $91

million to

$2,552 million

in the

nine-month

period ended

February

23, 2025,

compared to

the same
period

in

fiscal

2024,

primarily

driven

by

transaction

costs

related

to

the

definitive

agreements

to

sell

our

North

American

yogurt
businesses and the

Whitebridge Pet Brands

acquisition,

net recoveries recorded

in fiscal 2024

from the fiscal 2023

voluntary recall on
certain international Häagen-Dazs

ice cream products,

and the addition of a pet

food business in Europe. SG&A

expenses as a percent
of net sales increased 90 basis points in the nine-month period ended February

23, 2025, compared to the same period of fiscal 2024.

Divestiture gain

of $96

million in the

nine-month period

ended February

23, 2025, related

to the sale

of our

Canada yogurt

business
(please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1

of this report).
Restructuring, impairment,

and other exit

costs

totaled $3 million in

the nine-month period

ended February 23,

2025, compared to
$131 million

of net

restructuring and

impairment costs

in the

same period

last year.

In fiscal

2024, we

recorded a

$117 million

non-
cash

goodwill

impairment

charge

related

to

our

Latin

America

reporting

unit

(please

refer

to

Note

3

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report).

Benefit plan non-service

income

totaled $42 million

in the nine-month

period ended February

23, 2025, compared

to $56 million

in
the same period last year, primarily reflecting

higher amortization of losses and interest costs.
Interest, net

for the nine-month

period ended February

23, 2025,

increased $28 million

to $384 million

compared to the

same period
of fiscal 2024, primarily driven by higher average long-term debt levels.

The
effective

tax rate

for

the nine-month

period ended

February

23,

2025, was

20.5

percent compared

to 19.5

percent in

the same
period

last

year.

The

1.0

percentage

point

increase

was

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

in

fiscal

2024,
partially

offset

by

favorable

earnings

mix

by

jurisdiction

in

fiscal

2025.

Our

effective

tax

rate

excluding

certain

items

affecting
comparability was

20.9

percent in

the nine-month

period ended

February 23,

2025, compared

to 20.1

percent in

the same

period last
year

(see

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.8
percentage

point

increase

is

primarily

due

to

certain

nonrecurring

discrete

tax

benefits

in

fiscal

2024,

partially

offset

by

favorable
earnings mix by jurisdiction in fiscal 2025.
After-tax earnings

from

joint ventures

for the

nine-month

period ended

February 23,

2025,

decreased to

$64 million compared

to
$66 million

in

the

same

period

in

fiscal

2024,

primarily

driven

by

our

share

of

asset

impairment

charges

at

CPW

in

fiscal

2025,
partially offset

by lower input costs

at CPW and lower

SG&A expenses at

HDJ. On a constant-currency

basis, after-tax earnings

from
joint ventures decreased

1 percent (see the

“Non-GAAP Measures” section

below for a description

of our use of

measures not defined
by GAAP).
Nine-Month Period Ended Feb. 23, 2025 vs.
Nine-Month Period Ended Feb. 25, 2024 CPW HDJ Total
Contributions from volume growth (a) (3) pts 3 pts
Net price realization and mix 3 pts Flat
Net sales growth in constant currency Flat 3 pts 1 pt
Foreign currency exchange (4) pts (4) pts (4) pts
Net sales growth (3) pts Flat (3) pts
Note: Table may not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding

decreased

by

23 million

in

the

nine-month

period

ended

February

23,

2025,

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
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Net sales (in millions) $ 3,009.1 (7) % $ 3,242.1 $ 9,347.2 (3) % $ 9,620.1
Contributions from volume growth (a) (6) pts (3) pts
Net price realization and mix (1) pt 1 pt
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Retail net

sales decreased

7 percent

in the

third

quarter

of fiscal

2025,

compared

to

the same

period in

fiscal

2024,
driven by a decrease in contributions from volume growth and unfavorable net price realization and mix.
North America Retail net sales decreased 3 percent in

the nine-month period ended February 23, 2025, compared

to the same period in
fiscal 2024, driven by a decrease in contributions from volume growth,

partially offset by favorable net price realization and mix.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 23, 2025
Contributions from organic volume growth (a) (5) pts (3) pts
Organic net price realization and mix (1) pt Flat
Organic net sales growth (6) pts (2) pts
Foreign currency exchange Flat Flat
Divestiture (b) (1) pt Flat
Net sales growth (7) pts (3) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of Canada yogurt business in the third quarter of fiscal 2025. Please refer to Note 2 to the Consolidated Financial

Statements in Part I, Item 1 of this report.
North America

Retail organic

net sales

decreased 6

percent in

the third

quarter of

fiscal 2025,

compared to

the same

period in

fiscal
2024, driven by a decrease in contributions from organic

volume growth and unfavorable organic net price realization

and mix.
North America Retail

organic net

sales decreased 2

percent in the

nine-month period

ended February 23,

2025, compared to

the same
period in fiscal 2024, driven by a decrease in contributions from organic volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 23, 2025
U.S. Snacks (6) % (3) %
U.S. Morning Foods (10) % (3) %
Canada (a) (19) % (7) %
U.S. Meals & Baking Solutions (3) % (1) %
Total (7) % (3) %
(a)

On a constant-currency

basis, Canada net

sales decreased 14

percent in the

third quarter of fiscal

2025 and decreased

4 percent in
the nine

-month period

ended February

23, 2025,

compared to

the same

periods in

fiscal 2024.

See the

“Non-GAAP Measures”
section below for our use of this measure not defined by GAAP.
Segment

operating

profit

decreased

14

percent

to

$648 million

in

the

third

quarter

of

fiscal

2025,

compared

to

$752

million

in

the
same period

in fiscal 2024

,

primarily driven

by a decrease

in contributions

from volume

growth and

unfavorable net

price realization
and mix.

Segment operating

profit decreased

14 percent

on a

constant-currency basis

in the

third quarter

of fiscal

2025, compared

to
the same period in fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

decreased

6

percent

to

$2,256 million

in

the

nine-month

period

ended

February

23,

2025,

compared

to
$2,410 million in the same

period in fiscal 2024, primarily

driven by a decrease in

contributions from volume growth

and higher input
costs, partially offset

by favorable net

price realization

and mix. Segment

operating profit decreased

6 percent on

a constant-currency
basis in the nine

-month period ended

February 23, 2025,

compared to the

same period in fiscal

2024 (see the

“Non-GAAP Measures”
section below for our use of this measure not defined by GAAP).

International Segment Results
International net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Net sales (in millions) $ 651.3 (4) % $ 680.1 $ 2,058.9 (1) % $ 2,079.0
Contributions from volume growth (a) (1) pt 4 pts
Net price realization and mix 2 pts (2) pts
Foreign currency exchange (5) pts (2) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International net

sales decreased

4 percent

in the

third quarter

of fiscal

2025, compared

to the

same period

in fiscal

2024, driven

by
unfavorable

foreign

currency

exchange

and

a

decrease

in

contributions

from

volume

growth,

partially

offset

by

favorable

net

price
realization and mix.
International net

sales decreased

1 percent

in the

nine-month period

ended February

23, 2025,

compared to

the same

period in

fiscal
2024, driven

by unfavorable

net price

realization and

mix and

unfavorable foreign

currency exchange,

partially offset

by an

increase
in contributions from volume growth.
The components of International organic net sales growth

are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 23, 2025
Contributions from organic volume growth (a) (4) pts 2 pts
Organic net price realization and mix Flat (4) pts
Organic net sales growth (3) pts (2) pts
Foreign currency exchange (5) pts (2) pts
Acquisition (b) 4 pts 4 pts
Net sales growth (4) pts (1) pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of a pet food business in Europe in fiscal 2024. Please refer to Note 2 to the Consolidated Financial Statements in

Part I, Item 1 of this report.
International

organic

net

sales

decreased

3

percent

in

the

third

quarter

of

fiscal

2025,

compared

to

the

same

period

in

fiscal

2024,
driven by a decrease in contributions from organic volume

growth.
International organic net

sales decreased 2 percent

in the nine-month period

ended February 23, 2025,

compared to the same period

in
fiscal 2024,

driven by

unfavorable organic

net price

realization and

mix, partially

offset by

an increase

in contributions

from organic
volume growth.
Segment operating

profit decreased

1 percent

to $18

million in

the third

quarter of

fiscal 2025,

compared to

the same period

in fiscal
2024,

primarily driven

by unfavorable net

price realization and

mix and higher

SG&A expenses, partially

offset by

lower input costs.
Segment operating

profit decreased

20 percent

on a

constant-currency basis

in the

third quarter

of fiscal

2025, compared

to the

same
period in fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

decreased

39

percent

to

$63 million

in

the

nine-month

period

ended

February

23,

2025,

compared

to
$103 million

in

the

same

period

in

fiscal

2024,

primarily

driven

by

unfavorable

net

price

realization

and

mix

and

higher

SG&A
expenses,

partially

offset

by

lower

input

costs

and

an

increase

in

contributions

from

volume

growth.

Segment

operating

profit
decreased 50 percent

on a constant-currency

basis in the nine-month

period ended February

23, 2025, compared

to the same period

in
fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Pet Segment Results
North America Pet net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Net sales (in millions) $ 623.7 Flat $ 624.5 $ 1,795.6 1% $ 1,773.7
Contributions from volume growth (a) (1) pt 3 pts
Net price realization and mix 1 pt (2) pts
Foreign currency exchange Flat Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Pet net sales in the third quarter of fiscal 2025, essentially matched the same period in fiscal 2024.
North America

Pet net

sales increased

1 percent

in the

nine-month period

ended February

23, 2025,

compared to

the same

period in
fiscal 2024, driven by an increase in contributions from volume growth,

partially offset by unfavorable net price realization and mix.
The components of North America Pet organic net sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 23, 2025
Contributions from organic volume growth (a) (3) pts 3 pts
Organic net price realization and mix (1) pt (3) pts
Organic net sales growth (5) pts Flat
Foreign currency exchange Flat Flat
Acquisition (b) 5 pts 2 pts
Net sales growth Flat 1 pt
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of Whitebridge Pet Brands business in fiscal 2025.

Please refer to Note 2 to the Consolidated Financial Statements in

Part I, Item 1 of this report.
North

America

Pet

organic

net

sales

decreased

5

percent

in

the

third

quarter

of

fiscal

2025,

compared

to

the

same

period

in

fiscal
2024, driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.
North America

Pet organic

net sales in

the nine-month

period ended February

23, 2025, essentially

matched the

same period

in fiscal
2024.
Segment

operating

profit

decreased

20

percent

to

$102

million

in

the

third

quarter

of

fiscal

2025,

compared

to

$128 million

in

the
same

period

in

fiscal

2024,

primarily

driven

by

higher

SG&A

expenses,

including

increased

media

and

advertising

expenses,

and
higher

input

costs.

Segment

operating

profit

decreased

20

percent

on

a

constant-currency

basis

in

the

third

quarter

of

fiscal

2025,
compared to the

same period in

fiscal 2024 (see

the “Non-GAAP Measures”

section below for

our use of

this measure not

defined by
GAAP).
Segment

operating

profit

increased

6

percent

to

$361 million

in

the

nine-month

period

ended

February

23,

2025,

compared

to
$342 million

in the

same period

in fiscal

2024,

primarily

driven by

lower input

costs and

an increase

in contributions

from

volume
growth,

partially

offset

by

unfavorable

net

price

realization

and

mix

and

higher

SG&A

expenses,

including

increased

media

and
advertising

expenses.

Segment

operating

profit

increased

6

percent

on

a

constant-currency

basis

in

the

nine-month

period

ended
February

23,

2025,

compared

to

the

same

period

in

fiscal

2024

(see

the

“Non-GAAP

Measures”

section

below

for

our

use

of

this
measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended Nine-Month Period Ended
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Feb. 23,
2025
Feb. 23, 2025 vs
Feb. 25, 2024
Feb. 25,
2024
Net sales (in millions) $ 555.3 1% $ 551.7 $ 1,721.5 3% $ 1,669.7
Contributions from volume growth (a) (1) pt 2 pts
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

February 23,

2025,

compared to

the same
period in fiscal 2024, driven by an increase in contributions from volume growth and favorable net price realization and mix.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 23, 2025
Contributions from organic volume growth (a) (1) pt 2 pts
Organic net price realization and mix 2 pts 2 pts
Organic net sales growth 1 pt 3 pts
Foreign currency exchange Flat Flat
Net sales growth 1 pt 3 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North America

Foodservice organic

net sales

increased 1

percent in

the third

quarter of

fiscal 2025,

compared to

the same

period in
fiscal

2024,

driven

by

favorable

organic

net

price

realization

and

mix,

partially

offset

by

a

decrease

in

contributions

from

organic
volume growth.
North America Foodservice

organic net

sales increased 3

percent in the

nine-month period

ended February 23,

2025, compared

to the
same

period

in

fiscal

2024,

driven

by

an

increase

in

contributions

from

organic

volume

growth

and

favorable

organic

net

price
realization and mix.
Segment operating

profit increased

1 percent

to $82

million in

the third

quarter of

fiscal 2025,

compared to

the same

period in

fiscal
2024,

primarily

driven

by

favorable

net

price

realization

and

mix,

partially

offset

by

higher

input

costs.

Segment

operating

profit
increased 1 percent on a constant-currency basis in

the third quarter of fiscal 2025, compared to

the same period in fiscal 2024 (see the
“Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment

operating

profit

increased

15

percent

to

$272 million

in

the

nine-month

period

ended

February

23,

2025,

compared

to
$236 million in

the same

period in

fiscal 2024,

primarily driven

by favorable

net price

realization and

mix. Segment

operating profit
increased 15

percent on a

constant-currency basis in

the nine-month period

ended February 23,

2025, compared

to the same

period in
fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate

expenses totaled

$56 million

in the third

quarter of

fiscal 2025,

compared to

$64 million

in the same

period in
fiscal

2024.

In

the

third

quarter

of

fiscal

2025,

we

recorded

a

$23

million

net

decrease

in

expense

related

to

the

mark-to-market
valuation of

certain commodity

positions and grain

inventories, compared

to a $26

million net increase

in expense in

the same period
last year.

In the third quarter

of fiscal 2024, we

recorded $31 million of

net recoveries related

to a voluntary recall

on certain
Häagen-
Dazs

ice cream

products in

fiscal 2023.

In addition,

we recorded

$24 million

of transaction

costs related

to the

definitive agreements
to sell our North American

yogurt businesses in the third quarter of fiscal 2025.

We also recorded

$3 million of integration costs in the
third quarter

of fiscal

2025, related

to the

fiscal 2025

acquisition of

Whitebridge

Pet Brands

and the

fiscal 2024

acquisition of

a pet
food business in

Europe.

Certain compensation and

benefit related expenses decreased

in the third quarter

of fiscal 2025,

compared to
the same period

in fiscal 2024.

In addition,

we recorded

$2 million of

net losses related

to valuation

adjustments on

certain corporate
investments in the third quarter of fiscal 2025, compared to $3 million of net losses in the same quarter of fiscal 2024.
Unallocated corporate

expenses totaled $244

million in the

nine-month period

ended February 23,

2025, compared

to $308 million

in
the same period

in fiscal 2024. In

the nine-month period

ended February 23, 2025,

we recorded a

$24 million net

decrease in expense
related to the mark-to-market

valuation of certain commodity

positions and grain inventories, compared

to a $6 million net

increase in
expense in

the same

period last year.

In addition,

we recorded

$33 million

of transaction

costs related

to the

definitive agreements

to
sell our

North American

yogurt businesses

and the

Whitebridge Pet

Brands acquisition

in the

nine-month period

ended February

23,
2025, compared to $1 million of

transaction costs in the same period

last year.
We
also recorded $7 million of integration

costs related
to the

fiscal 2025

acquisition of

Whitebridge Pet

Brands and

the fiscal

2024 acquisition

of a

pet food

business in

Europe in

the nine-
month period ended

February 23, 2025.

In the nine-month

period ended February

25, 2024, we recorded

$31 million of net

recoveries
related to a voluntary

recall on certain
Häagen-Dazs

ice cream products in fiscal

2023. We

recorded $5 million of

net losses related to
valuation adjustments on certain corporate

investments in the nine-month period

ended February 23, 2025, compared to

$25 million of
net

losses

in

the

same

period

of

fiscal

2024.

In

addition,

certain

compensation

and

benefit

related

expenses

decreased

in

the

nine-
month period

ended February

23, 2025,

compared to

the same period

in fiscal

2024. We

recorded $1

million of

restructuring charges
and an immaterial

amount of restructuring

initiative project-related

costs in cost

of sales in

the nine-month period

ended February 23,
2025, compared to $17 million of restructuring charges

and $2 million of restructuring initiative project-related

costs in cost of sales in
the same period last year.
LIQUIDITY

AND CAPITAL

RESOURCES
During the

nine-month period

ended February

23, 2025,

cash provided

by operations

was $2,307 million

compared to

$2,439 million
in the

same period

last year.

The $132

million decrease

was primarily

driven by

a $123

million change

in restructuring,

impairment,
and other exit (recoveries) costs and a $38 million decrease in net earnings excluding the impact of the divestiture in fiscal 2025.
Cash

used

by

investing

activities

during

the

nine-month

period

ended

February

23,

2025,

was

$1,579 million

compared

to
$508 million

for the

same period

in fiscal

2024. In

the third

quarter of

fiscal 2025

,

we acquired

Whitebridge

Pet Brands

for

$1,410
million cash,

net of

cash acquired.

During the

third quarter

of fiscal

2025, we

completed the

sale of

our Canada

yogurt business

for
$242 million cash.

In addition, we

spent $405 million

on purchases of

land, buildings, and

equipment in the

nine-month period ended
February 23, 2025, compared to $486 million in the same period last year.
Cash

used

by

financing

activities

during

the

nine-month

period

ended

February

23,

2025,

was

$610

million

compared

to
$1,928 million in the

same period in

fiscal 2024. We

paid $902 million for

purchases of common

stock for treasury

in the nine-month
period

ended

February

23,

2025,

compared

to $1,602

million

in the

same period

in fiscal

2024.

We

had

$1,397 million

of

net debt
issuances in the nine-month period ended

February 23, 2025, compared to $754 million of net debt

issuances in the same period a year
ago. In

addition, we paid

$1,008 million of

dividends in the

nine-month period

ended February 23,

2025, compared

to $1,028 million
in the same period last year.
As

of

February

23,

2025,

we

had

$404 million

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

The following table details the fee-paid committed and uncommitted credit lines we had available as of February 23, 2025:

In Billions
Facility

Amount
Borrowed
Amount
Committed credit facility expiring October 2029 $ 2.7 $ -
Uncommitted credit facilities 0.7 -
Total committed

and uncommitted credit facilities
$ 3.4 $ -
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
Certain

of

our

long-term

debt

agreements,

our

credit

facilities,

and

our

noncontrolling

interests

contain

restrictive

covenants.

As

of
February 23, 2025, we were in compliance with all of these covenants.

We

have $1,941

million of

long-term debt

maturing in

the next

12 months

that is

classified as

current, including

$800 million

of 4.0
percent fixed-rate notes

due April 17,

2025, €500 million

of 0.125 percent

fixed-rate notes due

November 15,

2025, and €600

million
of 0.45

percent fixed-rate

notes due

January 15, 2026.

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

refer

to

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

23, 2025,

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

of climate
related disclosures. The rules require

disclosure of, among other things:

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

Divestiture gain
Divestiture gain

related to

the sale of

our Canada

yogurt business

in fiscal

2025. Please

refer to

Note 2

to the

Consolidated Financial
Statements in Part I, Item 1 of this report.

Transaction costs
Fiscal 2025

transaction costs

related to

the definitive

agreements to

sell our

North American

yogurt businesses

and the

Whitebridge
Pet

Brands

acquisition.

Immaterial

transaction

costs

incurred

in

fiscal

2024.

Please

refer

to

Note

2

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report.
Mark-to-market effects
Net mark-to-market

valuation of

certain commodity

positions recognized

in unallocated

corporate items.

Please refer to

Note 6 to

the
Consolidated Financial Statements in Part I, Item 1 of this report.
Acquisition integration costs
Integration

costs related

to the

Whitebridge

Pet Brands

acquisition and

the acquisition

of a

pet food

business in

Europe

recorded

in
fiscal 2025. In addition,

integration costs primarily resulting

from the acquisition of

TNT Crust recorded in fiscal 2024.

Please refer to
Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Investment activity, net
Valuation

adjustments of certain corporate investments in fiscal 2025 and fiscal 2024.

Restructuring (recoveries) charges and project-related

costs
Restructuring

(recoveries)

charges

and

project-related

costs related

to

previously

announced

restructuring

actions

recorded

in

fiscal
2025 and fiscal 2024. Please refer to Note 3 to the Consolidated Financial

Statements in Part I, Item 1 of this report.
Goodwill impairment
Non-cash

goodwill

impairment

charge

related

to

our

Latin

America

reporting

unit

in

fiscal

2024.

Please

refer

to

Note

4

to

the
Consolidated Financial Statements in Part I, Item 1 of this report.

Product recall, net
Costs related to the fiscal 2023 voluntary recall of certain international Häagen-Dazs ice cream products,

net of recoveries.
CPW asset impairment
Our share of impairment charges related to certain long-lived assets recorded in fiscal 2025.
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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Feb. 23, 2025 Feb. 25, 2024
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 891.4 18.4% $ 910.7 17.9%
Divestiture gain (95.9) (2.0) % - - %
Transaction costs 24.0 0.5% - - %
Mark-to-market effects (23.2) (0.5) % 25.7 0.5%
Acquisition integration costs 3.3 0.1% - - %
Investment activity, net 1.7 - % 2.7 0.1%
Restructuring (recoveries) charges (0.6) - % 5.9 0.1%
Project-related costs 0.2 - % 0.5 - %
Product recall, net - - % (31.1) (0.6) %
Adjusted operating profit $ 800.8 16.5% $ 914.5 17.9%
Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024
In Millions
Value

Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 2,800.8 18.8% $ 2,652.5 17.5%
Divestiture gain (95.9) (0.6) % - - %
Transaction costs 32.9 0.2% 0.6 - %
Mark-to-market effects (23.8) (0.2) % 5.9 - %
Acquisition integration costs 7.2 - % 0.2 - %
Investment activity, net 4.9 - % 25.2 0.2%
Restructuring charges 3.6 - % 30.5 0.2%
Project-related costs 0.4 - % 1.6 - %
Goodwill impairment - - % 117.1 0.8%
Product recall, net - - % (30.7) (0.2) %
Adjusted operating profit $ 2,730.1 18.3% $ 2,802.9 18.5%
Note: Tables

may not foot due to rounding.

For more information on the reconciling items, see the Significant Items Impacting Comparability section above.

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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

Quarter Ended Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024 Change Feb. 23, 2025 Feb. 25, 2024 Change
Operating profit as reported $ 891.4 $ 910.7 (2) % $ 2,800.8 $ 2,652.5 6%
Divestiture gain (95.9) - (95.9) -
Transaction costs 24.0 - 32.9 0.6
Mark-to-market effects (23.2) 25.7 (23.8) 5.9
Acquisition integration costs 3.3 - 7.2 0.2
Investment activity, net 1.7 2.7 4.9 25.2
Restructuring (recoveries) charges (0.6) 5.9 3.6 30.5
Project-related costs 0.2 0.5 0.4 1.6
Goodwill impairment - - - 117.1
Product recall, net - (31.1) - (30.7)
Adjusted operating profit $ 800.8 $ 914.5 (12) % $ 2,730.1 $ 2,802.9 (3) %
Foreign currency exchange impact Flat Flat
Adjusted operating profit growth,

on a constant-currency basis
(13) % (3) %
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended Nine-Month Period Ended
Per Share Data Feb. 23, 2025 Feb. 25, 2024 Change Feb. 23, 2025 Feb. 25, 2024 Change
Diluted earnings per share, as reported $ 1.12 $ 1.17 (4) % $ 3.57 $ 3.33 7%
Divestiture gain (0.15) - (0.15) -
Transaction costs 0.03 - 0.04 -
Mark-to-market effects (0.03) 0.04 (0.03) 0.01
Acquisition integration costs - - 0.01 -
Investment activity, net 0.01 - 0.01 0.03
CPW asset impairment 0.01 - 0.01 -
Restructuring charges - 0.01 0.01 0.04
Goodwill impairment - - - 0.14
Product recall, net - (0.04) - (0.04)
Adjusted diluted earnings per share $ 1.00 $ 1.17 (15) % $ 3.47 $ 3.51 (1) %
Foreign currency exchange impact 1 pt Flat
Adjusted diluted earnings per share

growth, on a constant-currency basis
(15) % (1) %
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.

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

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Feb. 23, 2025 (20) % (4) pts (16) %
Nine-Month Period Ended Feb. 23, 2025 (3) % (2) pts (1) %
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
Net sales growth rates for our Canada operating unit on a constant-currency basis are calculated as follows:

Percentage Change in
Net Sales
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in
Net Sales on Constant-
Currency Basis
Quarter Ended Feb. 23, 2025 (19) % (5) pts (14) %
Nine-Month Period Ended Feb. 23, 2025 (7) % (3) pts (4) %
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

Quarter Ended Feb. 23, 2025
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail (14) % Flat (14) %
International (1) % 19 pts (20) %
North America Pet (20) % Flat (20) %
North America Foodservice 1 % Flat 1%
Nine-Month Period Ended Feb. 23, 2025
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail
(6)
%
Flat (6)
%
International (39) % 11 pts (50) %
North America Pet 6 % Flat 6%
North America Foodservice
15%
Flat
15%
Note: Tables may not foot due to rounding.
Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Nine-Month Period Ended
Feb. 23, 2025 Feb. 25, 2024 Feb. 23, 2025 Feb. 25, 2024
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 769.0 $ 152.4 $ 807.6 $ 149.3 $ 2,457.9 $ 504.6 $ 2,351.7 $ 458.5
Divestiture gain (95.9) (11.1) - - (95.9) (11.1) - -
Transaction costs 24.0 5.6 - - 32.9 7.6 0.6 -
Mark-to-market effects (23.2) (5.4) 25.7 6.0 (23.8) (5.5) 5.9 1.4
Acquisition integration costs 3.3 0.7 - - 7.2 1.6 0.2 0.1
Investment activity, net 1.7 0.4 2.7 2.2 4.9 1.1 25.2 7.4
Restructuring (recoveries) charges (0.6) (0.1) 5.9 (1.2) 3.6 0.9 30.5 8.0
Project-related costs 0.2 - 0.5 0.1 0.4 0.1 1.6 0.5
Goodwill impairment - - - - - - 117.1 34.7
Product recall, net - - (31.1) (7.2) - - (30.7) (7.1)
As adjusted $ 678.4 $ 142.5 $ 811.3 $ 149.4 $ 2,387.2 $ 499.4 $ 2,502.1 $ 503.6
Effective tax rate:
As reported 19.8% 18.5% 20.5% 19.5%
As adjusted 21.0% 18.4% 20.9% 20.1%
Sum of adjustments to income taxes $ (9.9) $ 0.1 $ (5.2) $ 45.1
Average number

of common

shares - diluted EPS
555.0 572.8 559.8 582.5
Impact of income tax adjustments

on adjusted diluted EPS
$ 0.02 $ - $ 0.01 $ (0.08)
Note: Table may not foot due to rounding.
(a)
Earnings before income taxes and after-tax earnings from joint ventures.

For more information on the reconciling items, please see the Significant Items Impacting Comparability section above.

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
In connection

with the “safe

harbor” provisions

of the Private

Securities Litigation

Reform Act of

1995, we are

identifying important
factors

that could

affect

our financial

performance

and could

cause our

actual results

in future

periods

to differ

materially

from any
current opinions or statements.
Our future results could

be affected by a

variety of factors, such

as: imposed and threatened

tariffs by the United

States and its trading
partners; disruptions

or inefficiencies

in the

supply chain;

competitive

dynamics in

the consumer

foods industry

and the

markets for
our

products,

including

new

product

introductions,

advertising

activities,

pricing

actions,

and

promotional

activities

of

our
competitors;

economic

conditions,

including

changes

in

inflation

rates,

interest

rates,

tax

rates,

tariffs,

or

the

availability

of

capital;
product development

and innovation;

consumer acceptance

of new products

and product improvements;

consumer reaction

to pricing
actions and

changes in

promotion levels;

acquisitions or

dispositions of

businesses or

assets; changes

in capital

structure; changes

in
the

legal

and

regulatory

environment,

including

tax

legislation,

imposition

of

tariffs,

labeling

and

advertising

regulations,

and
litigation;

impairments

in the

carrying

value of

goodwill, other

intangible

assets, or

other long-lived

assets, or

changes in

the useful
lives of

other intangible

assets; changes

in accounting

standards and

the impact

of critical

accounting

estimates; product

quality and
safety

issues,

including

recalls

and

product

liability;

changes

in

consumer

demand

for

our

products;

effectiveness

of

advertising,
marketing, and promotional

programs; changes in consumer

behavior, trends,

and preferences, including

weight loss trends; consumer
perception

of

health-related

issues, including

obesity;

consolidation

in

the

retail

environment;

changes

in

purchasing

and

inventory
levels of significant

customers; fluctuations in

the cost and availability

of supply chain

resources, including raw

materials, packaging,
energy,

and transportation;

effectiveness of

restructuring and

cost saving

initiatives; volatility

in the

market value

of derivatives

used
to

manage

price

risk

for

certain

commodities;

benefit

plan

expenses

due

to

changes

in

plan

asset

values

and

discount

rates

used

to
determine

plan liabilities;

failure or

breach

of our

information

technology

systems; foreign

economic conditions,

including currency
rate fluctuations and tariffs; and political unrest in foreign markets and economic uncertainty due to terrorism or war.
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
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of February 23, 2025,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Nine-Month
Period Ended
Feb. 23, 2025 Analysis of Change
Interest rate instruments $ 43 $ (11) Decrease in interest rates
Foreign currency instruments 39 9 Increase in portfolio basis
Commodity instruments 4 (1) Immaterial
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

23, 2025, our disclosure

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

ended February 23, 2025, that

materially affected, or are

reasonably likely to materially

affect, our internal
control over financial reporting.
PART

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
February 23, 2025:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (b)
Maximum Number of Shares
that may yet be Purchased
Under the Program (b)
November 25, 2024 -
December 29, 2024
1,910,552 $ 66.25 1,910,552 45,034,753
December 30, 2024 -
January 26, 2025
2,254,605 61.24 2,254,605 42,780,148
January 27, 2025 -

February 23, 2025 644,987 61.64 644,987 42,135,161
Total 4,810,144 $ 63.28 4,810,144 42,135,161
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

23,

2025,

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
2025,

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
Date: March 19, 2025 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)