Form 10-K
period 2025-05-25
GENERAL MILLS INC
filed 2025-06-26
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☑

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR
THE FISCAL YEAR ENDED
MAY 25, 2025
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
3.600% Notes due 2032
GIS32
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
Yes ☐

No
☑
Aggregate

market value

of Common

Stock held

by non-affiliates

of the

registrant, based

on the

closing price

of $65.00

per share

as
reported on

the New

York

Stock Exchange

on November

24, 2024

(the last

business day

of the

registrant’s

most recently

completed
second fiscal quarter): $
35,891

million.
Number of shares of Common Stock outstanding as of June 9, 2025:
542,427,490

(excluding
212,185,838

shares held in the treasury).
DOCUMENTS INCORPORATED

BY REFERENCE
Portions of the registrant’s Proxy

Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
38
Item 8
Financial Statements and Supplementary Data
40
Item 9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
89
Item 9A
Controls and Procedures
89
Item 9B
Other Information
90
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
90
Part III
Item 10
Directors, Executive Officers and Corporate Governance
90
Item 11
Executive Compensation
90
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
91
Item 13
Certain Relationships and Related Transactions, and Director Independence
91
Item 14
Principal Accountant Fees and Services
91
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

North
America

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
fiscal 2025, Walmart

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
, Pillsbury , Progresso , Tastefuls ,

Tiki

Pets
,
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

Some

of

our

products

are

marketed

under

or

in

combination

with

trademarks

that

have

been

licensed

from

others

for

both

long-
standing

products

(e.g.,
Reese’s

Puffs

for

cereal,
Green

Giant
for vegetables

in certain

countries, and
Yoplait
and related

brands for
fresh dairy in the United States), and shorter term promotional products (e.g., fruit snacks sold under various third party equities).
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

We

continue

our

focus

on

developing

and

marketing

innovative,

proprietary

products,

many

of

which

use

proprietary

expertise,
recipes and formulations,

and are patent protected. We

consider the collective rights under our various patents, which expire from time
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

2025,

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
of

May

25,

2025,

we

had

approximately

33,000

employees

around

the

globe,

with

approximately

17,000

in

the

U.S.

and
approximately 16,000

located in our

markets outside

of the U.S.

Our workforce

is divided

between approximately

13,000 employees
dedicated to the production of our products and approximately 20,

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

belonging is

the right

thing to

do for

our employees

and business.

It strengthens

our ability

to
recruit talent and provides all

of our employees with an

environment where they have

an opportunity to thrive and

succeed. Champion
Belonging

– a

Company

value –

helps bring

to life

our

culture of

belonging through

respecting and

including

all voices,

ideas, and
perspectives.

We

embed

our

culture

of

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

INFORMATION ABOUT

OUR EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of June 25, 2025.
Kofi A. Bruce
, age 55, is Chief Financial

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
52,

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
57, is Chief

Supply Chain Officer.

Mr.

Gallagher joined General

Mills in April

2019 as Vice

President, North
America Supply Chain from Diageo plc. He began

his career at Diageo where he spent 25 years serving in a variety of leadership roles
in manufacturing,

procurement, planning,

customer service,

and engineering

before becoming

President, North

America Supply

from
2013 to March 2019. He was named to his present position in July 2021.

Jeffrey

L. Harmening
, age

58, is

Chairman of

the Board

and Chief

Executive Officer.

Mr.

Harmening joined

General Mills

in 1994
and

served

in

various

marketing

roles

in

the

Betty

Crocker,

Yoplait,

and

Big

G

cereal

divisions.

He

was

named

Vice

President,
Marketing

for

CPW

in

2003

and

Vice

President

of

the

Big

G

cereal

division

in

2007.

In

2011,

he

was

promoted

to

Senior

Vice
President

for

the

Big

G

cereal

division.

Mr.

Harmening

was

appointed

Senior

Vice

President,

Chief

Executive

Officer

of

CPW

in
2012. Mr.

Harmening returned from CPW

in 2014 and was

named Executive Vice

President, Chief Operating Officer,

U.S. Retail. He
became

President,

Chief

Operating

Officer

in 2016.

He

was named

Chief

Executive

Officer

in

2017

and

Chairman

of the

Board

in
2018. Mr. Harmening

is a director of The Toro Company.
Elizabeth A. Mascolo
, age 50, is

Segment President, North

America Pet.

Ms. Mascolo joined

General Mills in

2002 and held various
marketing roles

in Cereals,

Meals, and

Snacks before

serving as

Global Marketing

Director for

CPW from

2014 through

2017.

Ms.
Mascolo

was named

Business

Unit Director

for

Cheerios &

Strategic

Revenue

Management

in July

2017;

Vice

President,

Business
Unit Director,

Pillsbury,

in April 2020;

and President, North

America Blue Buffalo,

in February 2023.

She was named

to her present
position in March 2025.
Dana M.

McNabb
, age 49,
is Group

President, North

America Retail

and North

America Pet.

Ms. McNabb

joined General

Mills in
1999 and

held a

variety of

marketing roles

in Cereal,

Snacks, Meals,

and New

Products before

becoming Vice

President, Marketing
for

CPW

in

2011

and

Vice

President,

Marketing

for

the

Circle

of

Champions

Business

Unit

in

2015.

She

became

President,

U.S.
Cereal Operating

Unit in 2016,

Group President, Europe

& Australia in

January 2020, Chief

Strategy & Growth

Officer in July

2021,
Group President, North America Retail in January 2024, and was named to her present position in June 2025.
Jaime

Montemayor
,

age

61,

is

Chief

Digital

and

Technology

Officer.

He

spent

21

years

at

PepsiCo,

Inc.,

serving

in

roles

of
increasing

responsibility,

including

most

recently

as

Senior

Vice

President

and

Chief

Information

Officer

of

PepsiCo’s

Americas
Foods segment

from 2013

to 2015, and

Senior Vice

President and

Chief Information

Officer,

Digital Innovation,

Data and Analytics,
PepsiCo from

2015 to

2016. Mr.

Montemayor served

as Chief

Technology

Officer of

7-Eleven Inc.

in 2017.

He assumed

his present
role in February 2020 after founding and operating a digital technology consulting company from 2017 until January 2020.
Jon

J.

Nudi
,

age

55,

was

Group

President,

North

America

Pet,

International,

and

North

America

Foodservice

from

January

2024
through his

retirement in

June 2025.

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
Mark A. Pallot ,
age 52,

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

Residential

Capital,
LLC, Metris, Inc., CIT Group Inc., and Ernst & Young,

LLP.
Asheesh Saksena
, age 61,

is Chief Strategy

and Growth Officer.

Mr.

Saksena joined General

Mills in August

2024.

Prior to joining
General

Mills,

Mr.

Saksena

served

as

Chief

Growth

Officer

at

Gap

Inc.

from

January

2021

to

March

2023.

He

served

as

Senior
Advisor to

the Chief Executive

Officer of

Best Buy Co.,

Inc. from August

2020 to November

2020; President, Best

Buy Health, Best
Buy Co., Inc.

from 2018 to

August 2020; Chief

Strategic Growth

Officer,

Best Buy Co.,

Inc. from

2016 to 2018;

and Executive Vice
President, Chief Strategy Officer,

Cox Communications, a wholly owned subsidiary of Cox Enterprises,

Inc., from 2011 to 2016.
Lanette Shaffer Werner
, age 54, is Chief Innovation, Technical

and Quality Officer.

Ms. Shaffer Werner

joined General Mills in 1995
and held various R&D roles in Frozen Desserts, Pillsbury,

and Baking before serving as Director of One Global

Dairy and Sr. Director
for One Global Cereal. In July 2021, Ms. Shaffer Werner

was named as Vice President, Innovation,

Technical and Quality,

U.S. Meals
& Baking Solutions. She was named to her present position in June 2023.
Pankaj Sharma ,
age 52, is Segment

President, North America Foodservice.

Mr. Sharma

joined General Mills in

2014 and served as

a
Marketing

Director until

2017, when

he was

named Vice

President,

Marketing,

Europe &

Australia.

He was

promoted to

President,
U.S.

Yogurt

in

May

2018

and

President,

U.S.

Meals

&

Baking

Solutions

in

July

2019.

He

was

named

to

his

present

position

in
February 2024.
Karen Wilson

Thissen
, age

58, is

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

Drinker (formerly
Faegre & Benson LLP).

Jacqueline

Williams-Roll
,

age

56,

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

In fiscal 2025,

Walmart

accounted for 22

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
tariffs

(including

recent

tariffs

imposed

or

threatened

to

be

imposed

by

the

United

States

on

China,

Canada,

Mexico,

and

other
countries and any retaliatory

actions taken by such

countries), pandemics, war

(including sanctions imposed

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

(including

the

impact

of

weight

loss

drugs),

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

genetically

modified

organisms,

sugar

and

sugar

alternatives,

color
additives,

preservatives,

processed

wheat

and

other

ingredients,

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

concerns or

perceptions about

the nutrition
profile and

health effects

of ingredients

or substances

(including the

processing thereof)

in our

products or

packaging, the

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

in restructuring,

transformation, and

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

2025, 19

percent of

our consolidated

net sales

were generated

outside of

the United

States. We

are accordingly

subject to

a
number of risks relating to doing business internationally,

any of which could significantly harm our business. These risks include:

● political and economic instability;
● exchange controls and currency exchange rates;
●
tariffs on products and

ingredients that we import and export

(including recent tariffs imposed

or threatened to be imposed by
the United States on China, Canada, Mexico, and other countries and any retaliatory actions taken by such countries);
●
political sentiment impacting

global trade, including

the willingness of consumers

outside the United States

to purchase from
United States corporations or to purchase products manufactured outside the country of sale;
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

Our facilities and

products are subject

to many laws and

regulations administered by

the United States Department

of Agriculture, the
Federal Food and Drug

Administration, the Occupational

Safety and Health Administration,

and other federal, state, local,

and foreign
governmental agencies

relating to

the production,

packaging, labelling,

storage, distribution,

quality,

and safety

of food

products and
the

health

and

safety

of

our

employees.

Our

failure

to

comply

with

such

laws

and

regulations

could

subject

us

to

lawsuits,
administrative

penalties,

and civil

remedies,

including fines,

injunctions,

and recalls

of our

products.

We

advertise our

products and
could be

the target

of claims

relating to

alleged false

or deceptive

advertising

under federal,

state, and

foreign laws

and regulations.
We

may

also

be

subject

to

new

laws

or

regulations

restricting

the

marketing

or

sale

of

our

products

because

of

ingredients

or
substances (including

the processing

thereof)

in our

products or

product packaging.

These limitations

may

require that

we highlight
perceived concerns

about a

product or

product packaging,

warn consumers

to avoid

consumption of

certain ingredients

or substances
present in our products,

restrict the audience

to whom products are

marketed or sold, limit

the locations in which

our products may be
available, or discontinue

the use of

certain ingredients or

packaging. Changes

in laws or

regulations that impose

additional regulatory
requirements

on us

could

increase our

cost of

doing business,

restrict our

actions,

and reduce

consumption

of our

products, causing
our results of operations to be adversely affected.

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
earnings, which

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

2025,

we

had

total

debt

and

noncontrolling

interests

of

$14.9

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

25, 2025,

we had $22.4

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

We

evaluate

the

useful

lives

of

our

intangible

assets,

primarily

intangible

assets

associated

with

the
Blue

Buffalo
,
Pillsbury , Totino’s , Progresso , Old El Paso ,

Tiki Pets
, Annie’s , Nudges ,

Edgard &

Cooper
, and Häagen-Dazs

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

True

Chews
, and Kitano

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

Cyber

Security

&
Enterprise

Architecture.
Our Vice

President

of Cyber

Security &

Enterprise Architecture,

who

reports to

our CDTO,

has a

master’s
degree

in

information

assurance,

and

more

than

20

years

of

experience

working

in

this

field,

including

more

than

13

years

with
General Mills. He has strategic and operational responsibility for all aspects of the Company’s

cybersecurity program, from how cyber
risks are identified, to how General Mills detects, responds, contains, and recovers from cybersecurity threats.
The

Audit

Committee

of

our

Board

of

Directors

provides

oversight

for

our

cybersecurity

program.
The

Audit

Committee

receives
regular

updates

from

management

on

the

effectiveness

of

our

cybersecurity

program,

reviews

plans

on

how

management

will
continually

mature

the

program,

and

receives

updates

on

special

topics

that

help

the

committee

provide

effective

oversight

of

the
program.

Our
Security &

Resilience Governance

Committee provides

oversight and

governance

for the

Company’s

cybersecurity risk

through
quarterly

meetings,

monthly

dashboard

reporting

on

management-aligned

program

performance

targets,

and

as-needed

updates

on
cybersecurity

incidents.

This
committee

is

composed

of

our

Chief

Financial

Officer,

General

Counsel,

Chief

Human

Resources
Officer, Chief Supply Chain Officer,

and CDTO.
Like

most

companies,

our

systems are

continually

subjected

to

cybersecurity

threats.
Although

we

have
not

experienced

a

material
cybersecurity breach,

we cannot guarantee

that we will

not experience

a cyber threat

or incident in

the future.

Additional information
on cybersecurity

risks we

face is included

in Item 1A

of this report,

which should

be read

in conjunction

with the

information in

this
Item 1C.

ITEM 2 - Properties

We
own

our

principal

executive

offices

and

main research

facilities,

which

are

located

in the

Minneapolis,

Minnesota

metropolitan
area. We
operate numerous

manufacturing facilities

and maintain many

sales and administrative

offices, warehouses,

and distribution
centers around the world.

As of May 25,

2025, we operated

42 facilities for

the production of

a wide variety

of food products.

Of these facilities,

28 are located
in the United States, 3 in Latin America and Mexico, 5 in Europe/Australia,

4 in the Greater China region, 1 leased in Canada, and 1 in
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
• Covington, Georgia • Reed City, Michigan • Cincinnati, Ohio
• Belvidere, Illinois • Fridley, Minnesota • Wellston, Ohio
• Geneva, Illinois • Hannibal, Missouri • Murfreesboro, Tennessee
• Cedar Rapids, Iowa • Albuquerque, New Mexico • Milwaukee, Wisconsin
• Irapuato, Mexico • Buffalo, New York
International
• Rooty Hill, Australia • Sanhe, China • Nashik, India
• Campo Novo do Pareceis, Brazil • Shanghai, China • San Adrian, Spain
• Pouso Alegre, Brazil • Arras, France
• Guangzhou, China • Labatut, France
• Nanjing, China • Inofita, Greece
North America Pet
• Richmond, Indiana • Joplin, Missouri
North America Foodservice
• Chanhassen, Minnesota • Joplin, Missouri • St. Charles, Missouri
• Green Bay, Wisconsin
We
operate

numerous

grain

elevators

in

the

United

States

in

support

of

our

domestic

manufacturing

activities.
We
also

utilize
approximately

17 million

square

feet

of

warehouse

and

distribution

space,

nearly

all of

which

is leased,

that

primarily

supports

our
North

America

Retail

and

North

America

Pet

segments.
We
own

and

lease

a

number

of

dedicated

sales

and

administrative

offices
around

the world,

totaling

approximately

2 million

square feet.
We
have

additional

warehouse,

distribution,

and

office

space

in our
plant locations.
As part

of our

Häagen-Dazs

business in

our International

segment

we operate

332 (all

leased) and

franchise

387 branded

ice cream
parlors in various countries around the world, all outside of the United States and Canada.
ITEM 3 - Legal Proceedings

We are the

subject of various pending or threatened legal

actions in the ordinary course of our business. All such

matters are subject to
many uncertainties and

outcomes that are not

predictable with assurance.

In our opinion,

there were no

claims or litigation pending

as
of

May

25,

2025,

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

stock is

listed on

the New

York

Stock Exchange

under the

symbol “GIS.”

On June 9,

2025, there

were approximately
21,600 record holders of our common stock.

The

following

table

sets

forth

information

with

respect

to

shares

of

our

common

stock

that

we

purchased

during

the

fiscal

quarter
ended May 25, 2025:

Period
Total

Number

of Shares

Purchased (a)
Average Price
Paid Per Share
Total

Number of Shares

Purchased as Part of a

Publicly Announced

Program (b)
Maximum Number of

Shares that may yet

be Purchased Under
the Plans or Program (b)
February 24, 2025 -

March 30, 2025 800,197 $ 59.42 800,197 41,334,964
March 31, 2025 -

April 27, 2025 3,266,822 58.49 3,266,822 38,068,142
April 28, 2025 -

May 25, 2025 1,149,979 56.79 1,149,979 36,918,163
Total
5,216,998 $ 58.26 5,216,998 36,918,163
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
Our

consolidated

net

sales

for

fiscal

2025

declined

2

percent

to

$19.5

billion.

On

an

organic

basis,

net

sales

decreased

2

percent
compared to year-ago levels. Operating

profit of $3.3 billion decreased

4 percent. Adjusted operating profit

of $3.4 billion decreased 7
percent on a

constant-currency basis.

Diluted EPS declined

5 percent to

$4.10. Adjusted diluted

EPS of $4.21

decreased 7 percent

on
a

constant-currency

basis

(See

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by
generally accepted accounting principles (GAAP)).
Net cash

provided

by operations

totaled $2,918

million in

fiscal 2025

representing a

conversion rate

of 126

percent of

net earnings,
including

earnings attributable

to noncontrolling

interests. This

cash generation

supported capital

investments

totaling $625

million,
and

our

resulting

free

cash

flow was

$2,293

million

at

a

conversion

rate

of 97

percent of

adjusted

net

earnings,

including

earnings
attributable

to

noncontrolling

interests.
We
returned

cash

to

shareholders

through

dividends

totaling

$1,339

million

and

share
repurchases

totaling

$1,203

million

(See

the

“Non-GAAP

Measures”

section

below

for

a

description

of

our

use

of

measures

not
defined by GAAP).
In

fiscal

2025,

the

operating

environment

was

characterized

by

significant

volatility

and

uncertainty,

resulting

in

value-seeking
behaviors by

consumers that

were deeper

and more

prolonged than

we expected.

As a

result, we

made important

changes to

adapt to
the evolving

environment and

put our

business on

a path

back to

growth.
We
increased investment

to bring

consumers greater

value,
which strengthened our

pound volume performance

as we exited the

year.

While the level of

incremental investment

resulted in fiscal
2025

financial

results

below

our

targeted

ranges,

we

expect

the

improved

pound

volume

and

household

penetration

trends

will
translate into stronger top- and bottom-line performance over the long term.

We
delivered mixed performance against the three priorities we established at the beginning of the year:

We
did not achieve our objective

of accelerating organic net sales

growth, with full-year organic

net sales declining 2 percent
driven primarily

by unfavorable

organic net

price realization

and mix

resulting from

our increased

investments in

consumer
value (see the ‘Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

We
successfully

created

fuel

for

our

investments,

including

generating

industry-leading

Holistic

Margin

Management
(HMM) cost savings by increasingly applying digital and technology capabilities throughout our supply chain.

We
successfully drove

strong cash

generation, with

free cash

flow conversion

finishing at

97 percent,

which was

above our
full-year

target

of

95

percent.

This

enabled

us

to

fund

capital

investment,

raise

our

dividend,

and

continue

our

share
repurchase activity. We
also continued

to reshape our

portfolio, including

acquisitions and divestitures

that further

improved

our portfolio’s

ability to generate profitable growth

over the long term (see the

“Non-GAAP Measures” section below

for our
use of this measure not defined by GAAP).

A

detailed

review

of

our

fiscal

2025

performance

compared

to

fiscal

2024

appears

below

in

the

section

titled

“Fiscal

2025
Consolidated Results of Operations.” A detailed review

of our fiscal 2024 performance compared to our fiscal

2023 performance is set
forth

in Part

II, Item

7 of

our Form

10-K for

the fiscal

year

ended

May 26, 2024

under the

caption

“Management’s

Discussion and
Analysis of

Financial Condition

and Results

of Operations

– Fiscal

2024 Consolidated

Results of

Operations,” which

is incorporated
herein by reference.
In fiscal 2026, we

plan to continue advancing

our Accelerate strategy.

Our key priorities are to

return North America Retail

to volume
growth,

Accelerate

North

America

Pet

growth

with

an

expanded

portfolio,

and

drive

efficiencies

to

reinvest

in

growth.
We expect
category

growth

to

be

below

our

long-term

projections,

reflecting

less

benefit

from

net price

realization

and

mix

amid

a

continued
challenging

consumer

backdrop.

To

strengthen

our

categories

and

market

share

performance,

we

plan

to

increase

investment

in
consumer

value,

product

news,

innovation,

and

brand

building,

guided

by

our

remarkable

experience

framework.

This

includes

a
significant

strategic investment

to launch

Blue Buffalo

into the

fast-growing

U.S. fresh

pet food

sub-category

in calendar

2025.
We
expect

the

combination

of

these

growth

investments,

input

cost

inflation,

and

a

reset

of

corporate

incentive

will

outpace

expected
HMM cost savings of 5 percent of cost of

goods sold, savings from our global transformation

initiative, and benefits from a 53rd week
in fiscal 2026.

In addition, we

expect the net

impact of the

divestiture of

our North American

yogurt businesses and

the Whitebridge
Pet Brands acquisition will reduce adjusted operating profit growth by approximately 5 points in fiscal 2026.
Based on these assumptions, our key full-year fiscal 2026 targets are summarized below:
●
Organic net sales are expected to range between down 1 percent and up 1 percent.
●
Adjusted operating profit

is expected to

be down 10

to 15 percent in

constant currency from

the base of

$3.4 billion reported
in fiscal 2025.
●
Adjusted diluted

EPS is

expected

to be

down 10

to 15

percent in

constant currency

from the

base of

$4.21 earned

in fiscal
2025.
●
Free cash flow conversion is expected to be at least 95 percent of adjusted after-tax earnings.
See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
Certain terms used throughout this report are defined in a glossary in Item

8 of this report.
FISCAL 2025 CONSOLIDATED

RESULTS

OF OPERATIONS
In

fiscal

2025,

net

sales

and

organic

net

sales

decreased

2

percent

compared

to

fiscal

2024.

Operating

profit

of

$3,305

million
decreased

4

percent

compared

to

fiscal

2024,

primarily

driven

by

unfavorable

net

price

realization

and

mix,

an

increase

in

selling,
general,

and

administrative

(SG&A)

expenses,

legal

and

voluntary

recall

net

recoveries

recorded

in

fiscal

2024,

a

decrease

in
contributions from

volume growth, higher

restructuring and transformation

charges, higher

acquisition and divestiture

transaction and
integration

costs, and

an unfavorable

change in

the mark

-to-market

valuation

of

certain commodity

positions

and

grain

inventories.
These impacts were

partially offset by

impairment charges recorded

in fiscal 2024,

a divestiture gain related

to the sale of

our Canada
yogurt

business

in

fiscal

2025,

and

lower

input

costs.

Operating

profit

margin

of

17.0

percent

decreased

30

basis

points.

Adjusted
operating

profit

of

$3,353

million

decreased

7

percent

on

a

constant-currency

basis,

primarily

driven

by

unfavorable

net

price
realization

and

mix,

an

increase in

SG&A

expenses,

and

a decrease

in

contributions

from volume

growth,

partially

offset

by

lower
input costs. Adjusted

operating profit margin

decreased 90 basis

points to 17.2

percent. Diluted earnings

per share of

$4.10 decreased
5 percent compared

to fiscal 2024.

Adjusted diluted earnings

per share of

$4.21 decreased 7

percent on a

constant-currency basis (see
the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2025 follows:
Fiscal 2025
In millions,
except per
share
Fiscal 2025 vs.
Fiscal 2024
Percent of Net
Sales
Constant-
Currency
Growth (a)
Net sales $ 19,486.6 (2) %
Operating profit 3,304.8 (4) % 17.0%
Net earnings attributable to General Mills 2,295.2 (8) %
Diluted earnings per share $ 4.10 (5) %
Organic net sales growth rate (a) (2) %
Adjusted operating profit (a) 3,352.6 (7) % 17.2% (7) %
Adjusted diluted earnings per share (a) $ 4.21 (7) % (7) %
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by

GAAP.
Consolidated

net sales
were as follows:

Fiscal 2025
Fiscal 2025 vs.
Fiscal 2024 Fiscal 2024
Net sales (in millions) $ 19,486.6 (2) % $ 19,857.2
Contributions from volume growth (a) (1) pt
Net price realization and mix (1) pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Net sales

in fiscal

2025 decreased

2 percent

compared to

fiscal 2024,

driven by

a decrease

in contributions

from volume

growth and
unfavorable net price realization and mix.
Components of organic net sales growth are shown in the following table:
Fiscal 2025 vs. Fiscal 2024
Contributions from organic volume growth (a) Flat
Organic net price realization and mix (1) pt
Organic net sales growth (2) pts
Foreign currency exchange Flat
Acquisitions and divestiture Flat
Net sales growth (2) pts
Note: Table may

not foot due to rounding
(a) Measured in tons based on the stated weight of our product shipments.
Organic net

sales in

fiscal 2025

decreased 2

percent compared

to fiscal 2024,

driven by

unfavorable organic

net price realization

and
mix.
Cost of

sales
decreased $172 million

in fiscal

2025 to

$12,754 million. The

decrease was

primarily driven

by a

$95 million

decrease
attributable to lower

volume and an $89

million decrease attributable

to product rate and mix.

We

recorded a $16 million

net decrease
in cost of

sales related to

the mark-to-market valuation

of certain commodity

positions and grain

inventories in fiscal

2025, compared
to a net decrease

of $39 million in

fiscal 2024 (please refer

to Note 8 to

the Consolidated Financial

Statements in Item

8 of this report
for

additional

information).

We

also

recorded

$9

million

of

restructuring

charges

in

fiscal

2025

compared

to

$18

million

of
restructuring charges

and $2 million

of restructuring initiative

project-related costs in

cost of sales

in fiscal 2024

(please refer to

Note
4 to the Consolidated Financial Statements in Item 8 of this report for additional information).
Gross

margin
decreased

3

percent

in

fiscal

2025

compared

to

fiscal

2024.

Gross

margin

as

a

percent

of

net

sales

of

34.6

percent
decreased 30 basis points compared to fiscal 2024.

SG&A expenses

increased $187 million to

$3,446 million in fiscal 2025

compared to fiscal 2024

primarily driven by a

legal recovery
in fiscal 2024, transaction

and integration costs recorded

in fiscal 2025 related to

the definitive agreements to

sell our North American
yogurt businesses

and costs

related to

the Whitebridge

Pet Brands

acquisition,

the addition

of a

pet food

business in

Europe in

fiscal

2024,

and net recoveries

recorded in fiscal

2024 from the

fiscal 2023 voluntary

recall on certain

international
Häagen-Dazs

ice cream
products. SG&A expenses as a percent of net sales in fiscal 2025 increased 130 basis points compared to fiscal 2024.
Divestitures

gain, net

totaled $96 million in fiscal 2025
related to the sale of our Canada yogurt business (please refer to Note 3 to the
Consolidated Financial Statements in Item 8 of this report).
Restructuring,

transformation,

impairment,

and other

exit

costs
totaled

$78

million in

fiscal 202

5

compared

to $241

million

in
fiscal 2024. In fiscal 2025, we approved a multi-year global transformation initiative to drive increased productivity by enhancing end-
to-end

business

processes,

enabled

by

targeted

organizational

actions,

and

as

a

result,

we

recorded

$70

million

of

charges

in

fiscal
2025.

We

also recorded

$8 million

of restructuring

charges in

fiscal 2025

related to

actions previously

announced.

In fiscal 2024,

we
recorded a

$117

million non-cash

goodwill impairment

charge

related to

our Latin

America reporting

unit and

$103 million

of non-
cash

impairment

charges

related

to

our
Top

Chews
,
True

Chews
,

and
EPIC

brand

intangible

assets.

In

fiscal

2024,

we

approved
restructuring

actions to

enhance the

go-to-market

commercial strategy

and associated

organizational

structure of

our North

America
Pet segment,

and as

a result,

we recorded

$17 million

of charges

in fiscal

2024. Please

refer to

Note 4

to the

Consolidated Financial
Statements in Item 8 of this report for additional information.

Benefit

plan

non-service

income
totaled

$54

million

in

fiscal

2025

compared

to

$76 million

in

fiscal

2024,

primarily

reflecting
higher amortization

of losses

and higher

interest costs

(please refer

to Note

14 to

the Consolidated

Financial Statements

in Item

8 of
this report for additional information).
Interest,

net
for fiscal

2025 totaled

$524 million, $45

million higher

than fiscal

2024, primarily

driven by

higher average

long-term
debt levels.
Our effective tax rate
for fiscal 2025 was 20.2 percent compared

to 19.6 percent in fiscal 2024. The 0.6

percentage point increase was
primarily driven

by certain nonrecurring

tax benefits in

fiscal 2024, partially

offset by favorable

earnings mix by

jurisdiction in fiscal
2025. Our

adjusted

effective

tax rate

was 20.6

percent in

fiscal 2025

compared

to 20.1

percent in

fiscal 2024

(see the

“Non-GAAP
Measures”

section

below

for

a

description

of

our

use

of

measures

not

defined

by

GAAP).

The

0.5

percentage

point

increase

was
primarily

due

to

certain

nonrecurring

tax

benefits

in

fiscal

2024,

partially

offset

by

favorable

earnings

mix

by

jurisdiction

in

fiscal
2025.
After-tax

earnings from

joint ventures
decreased

to

$58 million

in

fiscal

2025

compared

to

$85

million

in

fiscal

2024,

primarily
driven

by our

share of

asset impairment

charges

at CPW

in

fiscal

2025.

On

a constant

-currency

basis,

after-tax

earnings from

joint
ventures decreased

29 percent (see

the “Non-GAAP

Measures” section

below for

a description of

our use of

measures not defined

by
GAAP). The components of our joint ventures’ net sales growth are shown in the following table:
Fiscal 2025 vs. Fiscal 2024 CPW HDJ Total
Contributions from volume growth (a) (4) pts 4 pts
Net price realization and mix 3 pts (1) pt
Net sales growth in constant currency (1) pts 3 pts (1) pt
Foreign currency exchange (3) pts (2) pts (3) pts
Net sales growth (4) pts 1 pt (3) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Net earnings attributable to noncontrolling interests

increased to $24 million in fiscal 2025

compared to $22 million in fiscal 2024.
Average diluted shares

outstanding
decreased by 22 million in fiscal 2025 from fiscal 2024 primarily due to share repurchase

s.

RESULTS

OF SEGMENT OPERATIONS
Our

businesses

are

organized

into

four

operating

segments:

North

America

Retail,

International,

North

America

Pet,

and

North
America Foodservice.

The following tables provide

the dollar amount and percentage

of net sales and operating

profit from each segment for

fiscal 2025 and
fiscal 2024:
Fiscal Year
2025 2024
In Millions Dollars Percent of Total Dollars Percent of Total
Net Sales
North America Retail $ 11,907.0 61% $ 12,473.4 63%
International 2,797.8 14 2,746.5 14
North America Pet 2,470.8 13 2,375.8 12
North America Foodservice 2,300.9 12 2,258.7 11
Total $ 19,476.5 100% $ 19,854.4 100%
Segment Operating Profit
North America Retail $ 2,729.9 73% $ 3,080.4 77%
International 96.4 3 125.2 3
North America Pet 501.0 14 485.9 12
North America Foodservice 355.4 10 315.5 8
Total $ 3,682.7 100% $ 4,007.0 100%
Net sales of $10.1

million in fiscal 2025

and $2.8 million in

fiscal 2024 related to

a business managed

by our Strategic Growth

Office
are included within corporate and other net sales, which is reported separately from segment net sales.
Segment

operating

profit

as

reviewed

by

our

executive

management

excludes

unallocated

corporate

items,

net

gain

or

loss

on
divestitures, and restructuring, transformation, impairment, and other exit costs that are centrally managed.
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
North America Retail net sales were as follows:
Fiscal 2025
Fiscal 2025 vs. 2024
Percentage Change Fiscal 2024
Net sales (in millions) $ 11,907.0 (5) % $ 12,473.4
Contributions from volume growth (a) (4) pts
Net price realization and mix Flat
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

North America Retail

net sales decreased

5 percent in

fiscal 2025 compared

to fiscal 2024, driven

by a decrease in

contributions from
volume growth.

The components of North America Retail organic net

sales growth are shown in the following table:
Fiscal 2025 vs. 2024
Percentage Change
Contributions from organic volume growth (a) (2) pts
Organic net price realization and mix (1) pt
Organic net sales growth (3) pts
Foreign currency exchange Flat
Divestiture (b) (1) pt
Net sales growth (5) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Divestiture

of

Canada

yogurt

business

in

the

third

quarter

of

fiscal

2025.

Please

refer

to

Note

3

to

the

Consolidated

Financial
Statements in Part II, Item 8 of this report.
North

America

Retail

organic

net

sales

decreased

3

percent

in

fiscal

2025

compared

to

fiscal

2024,

driven

by

a

decrease

in
contributions from organic volume growth and unfavorable

organic net price realization and mix.
Net sales for our North America Retail operating units are shown in the following table:
In Millions Fiscal 2025
Fiscal 2025 vs. 2024
Percentage Change Fiscal 2024
U.S. Meals & Baking Solutions $ 4,238.9 (2) % $ 4,324.3
U.S. Morning Foods 3,439.9 (3) % 3,561.8
U.S. Snacks 3,356.3 (5) % 3,538.9
Canada (a) 871.9 (17) % 1,048.4
Total $ 11,907.0 (5) % $ 12,473.4
(a)
On

a

constant

currency

basis,

Canada

operating

unit

net

sales

decreased

14

percent

in

fiscal

2025.

See

the

“Non-GAAP
Measures” section below for our use of this measure not defined by GAAP.
Segment operating

profit decreased

11

percent to

$2,730 million in

fiscal 2025

compared to

$3,080 million

in fiscal

2024, primarily
driven by a

decrease in contributions

from volume growth,

higher input costs,

and unfavorable net

price realization

and mix, partially
offset by lower

SG&A expenses. Segment

operating profit decreased

11 percent

on a constant-currency

basis in fiscal 2025

compared
to fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
INTERNATIONAL SEGMENT
Our

International

operating

segment

consists

of

retail

and

foodservice

businesses

outside

of

the

United

States

and

Canada.

Our
product categories include super-premium

ice cream and frozen desserts, meal kits, salty snacks

,

snack bars, dessert and baking mixes,
shelf-stable

vegetables,

and

pet

food

products.

We

also

sell

super-premium

ice

cream

and

frozen

desserts

directly

to

consumers
through owned

retail shops. Our

International segment

also includes products

manufactured in

the United States

for export, mainly

to
Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenu es from
export activities are reported in the region or country where the end customer is located.
International net sales were as follows:
Fiscal 2025
Fiscal 2025 vs. 2024
Percentage Change Fiscal 2024
Net sales (in millions) $ 2,797.8 2% $ 2,746.5
Contributions from volume growth (a) 3 pts
Net price realization and mix 1 pt
Foreign currency exchange (2) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
International net

sales increased 2

percent in fiscal

2025 compared to

fiscal 2024, driven

by an increase

in contributions from

volume
growth and favorable net price realization and mix, partially offset by unfavorable foreign currency exchange.

The components of International organic net sales growth

are shown in the following table:
Fiscal 2025 vs. 2024
Percentage Change
Contributions from organic volume growth (a) 1 pt
Organic net price realization and mix Flat
Organic net sales growth Flat
Foreign currency exchange (2) pts
Acquisition (b) 4 pts
Net sales growth 2 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Acquisition of a pet food business in Europe in fiscal 2024. Please refer to Note

3 to the Consolidated Financial Statements in Part
II, Item 8 of this report.
International organic net sales in fiscal 2025 essentially matched fiscal 2024.
Segment

operating

profit decreased

23

percent to

$96 million

in fiscal

2025 compared

to $125

million

in 2024,

primarily

driven by
higher

SG&A

expenses

and

unfavorable

net

price

realization

and

mix,

partially

offset

by

lower

input

costs

and

an

increase

in
contributions

from

volume

growth.

Segment

operating

profit

decreased

33

percent

on

a

constant-currency

basis

in

fiscal

2025
compared to fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
NORTH AMERICA PET SEGMENT
Our North

America Pet

operating segment

includes pet

food products

sold primarily

in the

United States

and Canada

in national

pet
superstore

chains,

e-commerce

retailers,

grocery

stores,

regional

pet

store

chains,

mass

merchandisers,

and

veterinary

clinics

and
hospitals.

Our

product

categories

include

dog

and

cat

food

(dry

foods,

wet

foods,

and

treats)

made

with

whole

meats,

fruits,

and
vegetables

and

other

high-quality

natural

ingredients.

Our tailored

pet

product

offerings

address

specific

dietary,

lifestyle,

and

life-
stage needs

and span

different product

types, diet

types, breed

sizes for

dogs, life

stages, flavors,

product functions,

and textures

and
cuts for wet foods.
North America Pet net sales were as follows:
Fiscal 2025
Fiscal 2025 vs. 2024
Percentage Change Fiscal 2024
Net sales (in millions) $ 2,470.8 4% $ 2,375.8
Contributions from volume growth (a) 4 pts
Net price realization and mix Flat
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
North America

Pet net

sales increased

4 percent

in fiscal

2025 compared

to fiscal

2024, driven

by an

increase in

contributions from
volume growth.

The components of North America Pet organic net sales growth are shown in the following table:
Fiscal 2025 vs. 2024
Percentage Change
Contributions from organic volume growth (a) 3 pts
Organic net price realization and mix (2) pts
Organic net sales growth Flat
Foreign currency exchange Flat
Acquisition (b) 4 pts
Net sales growth 4 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b)
Acquisition of Whitebridge

Pet Brands business in

fiscal 2025. Please

refer to Note 3

to the Consolidated

Financial Statements in
Part II, Item 8 of this report.
North America Pet organic net sales in fiscal 2025 essentially matched fiscal 2024.
North

America

Pet

operating

profit

increased

3

percent

to

$501 million

in

fiscal

2025,

compared

to

$486 million

in

fiscal

2024,
primarily driven by an increase in contributions

from volume growth and lower input costs, partially offset

by higher SG&A expenses,
including increased media and advertising expenses,

and unfavorable net price realization and mix. Segment

operating profit increased
3 percent

on a

constant-currency basis

in fiscal

2025 compared

to fiscal

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
North America Foodservice net sales were as follows:
Fiscal 2025
Fiscal 2025 vs. 2024
Percentage Change Fiscal 2024
Net sales (in millions)

$ 2,300.9 2% $ 2,258.7
Contributions from volume growth (a) 1 pt
Net price realization and mix 1 pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)
Measured in tons based on the stated weight of our product shipments.

North America Foodservice net sales increased 2 percent in fiscal

2025 compared to fiscal 2024, driven by an increase in

contributions
from volume growth and favorable net price realization and mix.
The components of North America Foodservice organic

net sales growth are shown in the following table:
Fiscal 2025 vs. 2024
Percentage Change
Contributions from organic volume growth (a) 1 pt
Organic net price realization and mix 1 pt
Organic net sales growth 2 pts
Foreign currency exchange Flat
Net sales growth 2 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the standard weight of our product shipments.

North

America

Foodservice

organic

net

sales

increased

2

percent

in

fiscal

2025

compared

to

fiscal

2024,

driven

by

an

increase

in
contributions from organic volume growth and favorable

organic net price realization and mix.
Segment

operating

profit

increased

13

percent

to

$355 million

in

fiscal

2025,

compared

to

$316 million

in

fiscal

2024,

primarily
driven by favorable

net price realization and

mix. Segment operating

profit increased 13 percent

on a constant-currency

basis in fiscal
2025 compared to fiscal 2024 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED CORPORATE

ITEMS
Unallocated

corporate

items

include

corporate

overhead

expenses,

variances

to

planned

domestic

employee

benefits

and

incentives,
certain

charitable

contributions,

restructuring

initiative project-related

costs,

gains and

losses on

corporate

investments,

results

from
certain businesses managed by our Strategic Growth Office,

and other items that are not part of our measurement of segment operating performance. These

include gains and

losses arising from

the revaluation of

certain grain inventories

and gains and

losses from mark-
to-market valuation of certain commodity positions until

passed back to our operating segments. These items affecting operating profit
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

segment.
Unallocated corporate

expense totaled

$396 million

in fiscal 2025

,

compared to

$334 million

last year.

In fiscal

2024, we

recorded a
$53

million

legal

recovery.

We

recorded

$49

million

of

transaction

costs

related

to

the

definitive

agreements

to

sell

our

North
American yogurt businesses and the Whitebridge Pet Brands acquisition in fiscal 2025, compared to $14 million of transaction costs in fiscal 2024, primarily

related to our

acquisition of a

pet food business

in Europe.

We

also recorded $14

million of integration

costs in
fiscal 2025,

related to

the acquisition

of Whitebridge

Pet Brands

and the

acquisition of

a pet

food business

in Europe.

In fiscal

2024,
we

recorded

$30

million

of

net recoveries

related

to

a

voluntary

recall

on

certain

international
Häagen-Dazs

ice

cream

products

in
fiscal 2023. We

recorded a $16 million net decrease in expense related to the mark-to-market valuation of certain commodity positions
and grain

inventories in fiscal

2025, compared

to a $39

million net decrease

in expense

last year.

In addition,

we recorded $8

million
of net losses related to valuation adjustments in fiscal 2025,

compared to $18 million of net losses related to valuation

adjustments and
the

sale

of

corporate

investments

in

fiscal

2024.

We

recorded

$9

million

of

restructuring

charges

and

$1

million

of

restructuring
initiative

project-related

costs

in

cost

of

sales

in

fiscal

2025,

compared

to

$18

million

of

restructuring

charges

and

$2

million

of
restructuring

initiative

project-related

costs

in

cost

of

sales

in

fiscal

2024.

Certain

compensation

and

benefit

related

expenses
decreased in fiscal 2025 compared to fiscal 2024.
IMPACT OF INFLATION
We
experienced broad-based global input cost inflation

of 4 percent in fiscal 2025 and fiscal 2024. We

expect approximately 3 percent
input cost inflation

in fiscal 2026

before the impact

of newly enacted

tariffs. We

expect the gross

risk of newly

enacted tariffs

to be 1
to 2 percent

of cost of

goods sold, and

we are attempting

to mitigate tariff

risk through

various methods.

We

attempt to minimize

the
effects

of

inflation

through

HMM,

Strategic

Revenue

Management

(SRM),

planning,

and

operating

practices.

Our

market

risk
management practices are discussed in Item 7A of this report.
LIQUIDITY AND CAPITAL

RESOURCES
The primary source of our

liquidity is cash flow from

operations. Over the most recent

two-year period, our operations have

generated
$6.2 billion

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

25,

2025,

we had

$316

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

Cash Flows from Operations
Fiscal Year
In Millions 2025 2024
Net earnings, including earnings attributable to noncontrolling interests $ 2,318.9 $ 2,518.6
Depreciation and amortization 539.0 552.7
After-tax earnings from joint ventures (57.6) (84.8)
Distributions of earnings from joint ventures 44.6 50.4
Stock-based compensation 91.7 95.3
Deferred income taxes (120.9) (48.5)
Pension and other postretirement benefit plan contributions (30.8) (30.1)
Pension and other postretirement benefit plan costs (12.7) (27.0)
Divestitures gain, net (95.9) -
Restructuring, transformation, impairment, and other exit costs 74.3 223.5
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
192.4 10.6
Other, net (24.8) 41.9
Net cash provided by operating activities $ 2,918.2 $ 3,302.6
During

fiscal

2025,

cash

provided

by

operations

was

$2,918

million

compared

to

$3,303 million

in

the

same

period

last

year.

The
$384 million decrease was

primarily driven by a

$296 million decrease in net

earnings excluding the impact

of the divestiture in fiscal
2025, and a $149 million change in restructuring, transformation,

impairment, and other exit costs.
We

strive

to

grow

core

working

capital

at

or

below

the

rate

of

growth

in

our

net

sales.

For

fiscal

2025,

core

working

capital

net
liability

decreased

23

percent,

compared

to

a

net

sales

decrease

of

2

percent.

The

core

working

capital

net

liability

decreased

$90
million from $393

million in fiscal

2024

to $303 million

in fiscal 2025,

primarily due to

an increase in

receivables, partially offset

by
an increase in accounts payable.
Cash Flows from Investing Activities
Fiscal Year
In Millions 2025 2024
Purchases of land, buildings, and equipment $ (625.3) $ (774.1)
Acquisitions, net of cash acquired (1,419.3) (451.9)
Investments in affiliates, net 13.3 (2.7)
Proceeds from disposal of land, buildings, and equipment 1.1 0.8
Proceeds from divestitures, net of cash divested 241.8 -
Other, net (6.5) 30.5
Net cash used by investing activities $ (1,794.9) $ (1,197.4)
In

fiscal

2025,

we

used

$1,795 million

of

cash

through

investing

activities

compared

to $1,197

million

in

fiscal

2024.

We

invested
$625 million in land, buildings, and equipment in fiscal 2025, a decrease of $149 million from fiscal 2024.

During fiscal 2025, we acquired Whitebridge Pet Brands for $1,412 million cash, net of cash acquired.

During fiscal 2025, we
completed the sale of our Canada yogurt business for $242 million cash.

During fiscal 2024, we acquired a pet food business in
Europe for $426 million cash, net of cash acquired, and we paid an additional

$8 million purchase price holdback after certain closing
conditions were met in fiscal 2025.

We

expect

capital

expenditures

to

be

approximately

3.5

percent

of

reported

net

sales

in

fiscal

2026.

These

expenditures

will

fund
initiatives that are expected to fuel growth, support innovative products,

and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities
Fiscal Year
In Millions 2025 2024
Change in notes payable $ 667.1 $ (20.5)
Issuance of long-term debt 2,354.9 2,065.2
Payment of long-term debt (1,300.0) (901.5)
Repurchase of Class A limited membership interests in General Mills Cereals, LLC (252.8) -
Proceeds from common stock issued on exercised options 43.0 25.5
Purchases of common stock for treasury (1,202.9) (2,002.4)
Dividends paid (1,338.7) (1,363.4)
Distributions to noncontrolling interest holders (21.6) (21.3)
Other, net (129.1) (53.9)
Net cash used by financing activities $ (1,180.1) $ (2,272.3)
Financing

activities used

$1,180 million of

cash in

fiscal 2025

compared to

$2,272 million

in fiscal

2024. We

had $1,722 million

of
net debt

issuances in

fiscal 2025

compared to

$1,143 million of

net debt

issuances in

fiscal 2024.

For more

information on

our debt
issuances and payments, please refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.
During fiscal 2025, we

received $43 million of net

proceeds from common stock

issued on exercised options

compared to $26 million
in fiscal 2024.
During fiscal 2025, we purchased

the outstanding Class A limited

membership interests in General

Mills Cereals, LLC (GMC Class A
Interests)

from

the third-party

holder

for

$253 million.

For more

information,

please refer

to Note

10 to

the Consolidated

Financial
Statements in Item 8 of this report.

During fiscal 2025, we

repurchased 19 million shares

of our common stock for

$1,203 million. During fiscal 2024,

we repurchased 29
million shares of our common stock for $2,002 million.

Dividends paid in fiscal 2025 totaled

$1,339 million, or $2.40 per share.

Dividends paid in fiscal 2024

totaled $1,363 million, or $2.36
per share.

Selected Cash Flows from Joint Ventures
Selected cash flows from our joint ventures are set forth in the following table:
Fiscal Year
Inflow (Outflow), in Millions 2025 2024
Investments in affiliates, net $ 13.3 $ (2.7)
Dividends received 44.6 50.4
The following table details the credit facilities and lines of credit we had available as of May 25, 2025:
In Millions Borrowing Capacity Borrowed Amount
Committed credit facility expiring October 2029 $ 2,700.0 $ -
Uncommitted credit facilities and lines of credit 703.7 7.6
Total $ 3,403.7 $ 7.6
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
Certain

of

our

long-term

debt

agreements

and

our

credit

facilities

contain

restrictive

covenants.

As

of

May

25,

2025,

we

were

in
compliance with all of these covenants.

We have

$1,528 million of long-term debt maturing

in the next 12 months that

is classified as current, including

€500 million of 0.125
percent fixed-rate notes due November 15, 2025,

€600 million of 0.45 percent fixed-rate notes due January

15, 2026, and €250 million

of

floating-rate

notes

due

April 22,

2026.

We

believe

that cash

flows

from

operations,

together

with available

short- and

long-term
debt financing, will be adequate to meet our material contractual obligations and overall liquidity and capital needs

for at least the next
12 months.
As of May

25, 2025,

our total debt,

including the

impact of derivative

instruments designated

as hedges,

was 74 percent

in fixed-rate
and 26

percent in

floating-rate instruments,

compared to

85 percent

in fixed-rate

and 15

percent in

floating-rate instruments

on May
26, 2024.

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

$470
million

as

of

May

25,

2025,

and

$425

million

as

of

May

26,

2024.

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

rate.

As of

May

25,

2025,

we

had

$22 billion

of

goodwill

and

indefinite-lived

intangible

assets. While

we

currently

believe

that

the

fair
value of each

intangible exceeds its carrying

value,

and that those intangibles

will contribute indefinitely

to our cash flows,

materially
different

assumptions

regarding

future performance

of our

businesses

or

a different

weighted-average

cost

of capital

could

result

in
material impairment losses

and amortization expense.

We

performed our fiscal

2025

assessment of our

intangible assets as of

the first
day

of

the

second

quarter

of

fiscal

2025,

and

we

determined

there

was

no

impairment

of

our

intangible

assets

as

their

related

fair
values

were

substantially

in

excess

of

the

carrying

values,

except

for

the
Uncle

Toby’s

brand

intangible

asset.

In

addition,

while
having

significant coverage

as of

our fiscal

2025 assessment

date, the
Progresso , Nudges ,
True

Chews
, and Kitano

brand intangible
assets had risk of decreasing coverage. We

will continue to monitor these businesses for potential impairment

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
Our

historical

investment

returns

(compound

annual

growth

rates)

for

our

United

States

defined

benefit

pension

and

other
postretirement benefit

plan assets

were 4.0

percent in

the 1-year

period ended

May 25,

2025, and

returns of

0.2 percent,

4.3 percent,
6.7 percent, and 6.2 percent for the 5, 10, 15, and 20-year periods ended

May 25, 2025.
On a weighted

-average basis, the

expected rate

of return for

all defined

benefit plans

and other postretirement

plans was 7.63

percent
and 7.79

percent for fiscal

2025, 7.13

percent and 7.34

percent for

fiscal 2024, and

6.70 percent and

6.76 percent for

fiscal 2023. For
fiscal

2026,

we

decreased

our

weighted-average

expected

rate

of

return

on

plan

assets

due

to

an

increase

in

bond

asset

allocation
policy for

our principal

defined benefit

pension and

other postretirement

plans in

the United

States to

7.60 percent

and 7.40

percent,
respectively.
Lowering

the

expected

long-term

rate

of

return

on

assets

by

100

basis

points

would

increase

our

net

pension

and

postretirement
expense by $57 million for

fiscal 2026. A market-related

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

Our weighted-average discount rates were as follows:
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Effective rate for fiscal 2026 service costs 6.02% 6.11% 5.42%
Effective rate for fiscal 2026 interest costs 5.32% 5.34% 4.91%
Obligations as of May 31, 2025 5.79% 5.67% 5.04%
Effective rate for fiscal 2025 service costs 5.58% 5.48% 5.37%
Effective rate for fiscal 2025 interest costs 5.40% 5.28% 5.05%
Obligations as of May 31, 2024 5.52% 5.52% 5.05%
Effective rate for fiscal 2024 service costs 5.27% 5.15% 5.00%
Effective rate for fiscal 2024 interest costs 5.06% 4.96% 4.61%
Lowering

the

discount

rates

by

100

basis

points

would

increase

our

net

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit plan expense

for fiscal 2026 by approximately

$27 million. All obligation-related

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
is 7.9

percent for

retirees age

65 and

over and

7.9 percent

for retirees

under age

65 at

the end

of fiscal

2025. Rates

are graded

down
annually until

the ultimate

trend rate

of 4.5

percent is

reached in

2034 for

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

2025,

we

recorded

net

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plan

expense

of
$9 million

compared to

$11 million

of income

in fiscal

2024 and

$6 million

of income

in fiscal

2023.

As of

May 25,

2025,

we had
cumulative unrecognized

actuarial net losses of

$2 billion on our

defined benefit pension plans

and cumulative unrecognized

actuarial
net gains of

$209 million on our

postretirement and postemployment

benefit plans. These

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
RECENTLY

ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting

Standards Board (FASB)

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
Divestiture gain
Divestiture gain

related to

the sale of

our Canada

yogurt business

in fiscal

2025. Please

refer to

Note 3

to the

Consolidated Financial
Statements in Item 8 of this report.
Restructuring and transformation charges
Restructuring

and

transformation

charges

related

to global

transformation

actions and

previously

announced

restructuring actions

in
fiscal 2025. Restructuring

charges related to

commercial strategy restructuring

actions and previously

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
CPW asset impairments
CPW impairment charges related to certain long-lived

assets recorded in fiscal 2025.

Mark-to-market effects
Net mark-to-market

valuation of

certain commodity

positions recognized

in unallocated

corporate items.

Please refer to

Note 8 to

the
Consolidated Financial Statements in Item 8 of this report.
Acquisition integration costs
Integration

costs

related

to

the

acquisitions

of

Whitebridge

Pet

Brands

and

a

pet

food

business

in

Europe

recorded

in

fiscal

2025.
Integration

costs

primarily

resulting

from

the

acquisition

of

TNT

Crust

in

fiscal

2024.

Please

refer

to

Note

3

to

the

Consolidated
Financial Statements in Item 8 of this report.
Capital appreciation paid on GMC Class A Interests
Capital account

appreciation

attributable

and paid

to the

third-party

holder of

GMC Class

A Interests

in fiscal

2025.

Please refer

to
Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Investment activity, net
Valuation

adjustments of certain

corporate investments in

fiscal 2025. Valuation

adjustments and the

gain on sale

of certain corporate
investments in fiscal 2024.

Project-related costs
Restructuring

initiative

project-related

costs related

to previously

announced

restructuring

actions recorded

in fiscal

2025 and

fiscal
2024. Please refer to Note 4 to the Consolidated Financial Statements in

Item 8 of this report.
Goodwill and other intangible assets impairments
Non-cash impairment

charges related

to our Latin

America reporting unit

goodwill and our
Top

Chews
, True Chews , and EPIC

brand
intangible assets in fiscal 2024. Please refer to Note 6 to the Consolidated Financial

Statements in Item 8 of this report.

Legal recovery
Legal recovery recorded in fiscal 2024.
Product recall, net
Recoveries recorded in fiscal 2024 related to the fiscal 2023 voluntary recall of certain international
Häagen-Dazs ice cream products,
net of costs incurred.
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

Our adjusted operating profit growth on a constant-currency basis is calculated as follows:
Fiscal Year
2025 2024 Change
Operating profit as reported $ 3,304.8 $ 3,431.7 (4) %
Divestiture gain (95.9) -
Restructuring and transformation charges 87.5 38.8
Transaction costs 49.1 14.0
Mark-to-market effects (15.7) (39.1)
Acquisition integration costs 13.9 0.2
Investment activity, net 8.3 18.5
Project-related costs 0.5 2.0
Goodwill and other intangible assets impairments - 220.2
Legal recovery - (53.2)
Product recall, net - (30.3)
Adjusted operating profit $ 3,352.6 $ 3,602.7 (7) %
Foreign currency exchange impact Flat
Adjusted operating profit growth, on a constant-currency basis (7) %
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rate follows:
Fiscal Year
Per Share Data 2025 2024 Change
Diluted earnings per share, as reported $ 4.10 $ 4.31 (5) %
Divestiture gain (0.15) -
Restructuring and transformation charges 0.12 0.05
Transaction costs 0.07 0.02
CPW asset impairments 0.04 -
Mark-to-market effects (0.02) (0.05)
Acquisition integration costs 0.02 -
Capital appreciation paid on GMC Class A Interests 0.02 -
Investment activity, net 0.01 0.02
Goodwill and other intangible assets impairments - 0.28
Legal recovery - (0.07)
Product recall, net - (0.04)
Adjusted diluted earnings per share $ 4.21 $ 4.52 (7) %
Foreign currency exchange impact Flat
Adjusted diluted earnings per share growth, on a constant-currency basis (7) %
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
In Millions Fiscal 2025
Net earnings, including earnings attributable to noncontrolling interests, as reported $ 2,318.9
Divestiture gain, net of tax (84.8)
Restructuring and transformation charges, net of tax 67.2
Transaction costs, net of tax 37.8
CPW asset impairments, net of tax 23.3
Mark-to-market effects, net of tax (12.1)
Acquisition integration costs, net of tax 11.9
Investment activity, net,

net of tax
6.4
Project-related costs, net of tax 0.4
Adjusted net earnings, including earnings attributable to noncontrolling interests
$ 2,369.1
Net cash provided by operating activities 2,918.2
Purchases of land, buildings, and equipment (625.3)
Free cash flow $ 2,292.9
Net cash provided by operating activities conversion rate 126%
Free cash flow conversion rate 97%
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
Our adjusted operating profit margins are calculated as follows:
Fiscal Year
Percent of Net Sales 2025 2024
Operating profit as reported $ 3,304.8 17.0% $ 3,431.7 17.3%
Divestiture gain (95.9) (0.5) % - - %
Restructuring and transformation charges 87.5 0.4% 38.8 0.2%
Transaction costs 49.1 0.3% 14.0 0.1%
Mark-to-market effects (15.7) (0.1) % (39.1) (0.2) %
Acquisition integration costs 13.9 0.1% 0.2 - %
Investment activity, net 8.3 - % 18.5 0.1%
Project-related costs 0.5 - % 2.0 - %
Goodwill and other intangible assets impairments - - % 220.2 1.1%
Legal recovery - - % (53.2) (0.3) %
Product recall, net - - % (30.3) (0.2) %
Adjusted operating profit $ 3,352.6 17.2% $ 3,602.7 18.1%
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
Adjusted effective income tax rates are calculated as follows:
Fiscal Year

Ended
2025 2024
In Millions
(Except Per Share Data)
Pretax
Earnings (a)
Income
Taxes
Pretax
Earnings (a)
Income
Taxes
As reported $ 2,835.0 $ 573.7 $ 3,028.3 $ 594.5
Divestiture gain (95.9) (11.1) - -
Restructuring and transformation charges 87.5 20.2 38.8 10.4
Transaction costs 49.1 11.3 14.0 2.1
Mark-to-market effects (15.7) (3.6) (39.1) (9.0)
Acquisition integration costs 13.9 2.0 0.2 0.1
Investment activity, net 8.3 1.9 18.5 5.9
Project-related costs 0.5 0.2 2.0 0.7
Goodwill and other intangible assets impairments - - 220.2 58.4
Legal recovery - - (53.2) (12.9)
Product recall, net - - (30.3) (7.0)
As adjusted $ 2,882.7 $ 594.6 $ 3,199.4 $ 643.1
Effective tax rate:
As reported 20.2% 19.6%
As adjusted 20.6% 20.1%
Sum of adjustments to income taxes $

20.9
$

48.6
Average number

of common shares - diluted EPS
557.5 579.5
Impact of income tax adjustments on adjusted diluted EPS $ (0.04) $ (0.08)
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
Fiscal 2025
Percentage change in after-tax earnings from joint ventures as reported (32) %
Impact of foreign currency exchange (3) pts
Percentage change in after-tax earnings from joint ventures on a constant-currency basis
(29) %
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
Fiscal 2025
Percentage change in net sales as reported (17) %
Impact of foreign currency exchange (3) pts
Percentage change in net sales on a constant-currency basis (14) %
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
Fiscal 2025
Percentage Change
in Operating Profit
as Reported
Impact of Foreign
Currency Exchange
Percentage Change
in Operating Profit
on Constant-
Currency Basis
North America Retail (11) % Flat (11) %
International (23) % 10 pts (33) %
North America Pet 3 % Flat 3%
North America Foodservice 13 % Flat 13%
Note: Table may not foot due to rounding.
Forward-Looking Financial Measures
Our fiscal

2026 outlook

for organic

net sales

growth, constant-currency

adjusted operating

profit and

adjusted diluted

EPS, and

free
cash

flow

conversion

are

non-GAAP

financial

measures

that

exclude,

or

have

otherwise

been

adjusted

for,

items

impacting
comparability,

including

the

effect

of

foreign

currency

exchange

rate

fluctuations,

restructuring

and

transformation

charges,
acquisition

transaction

and

integration costs,

acquisitions,

divestitures,

mark-to-market

effects,

and

a 53rd

week.
We
are not

able to
reconcile

these

forward-looking

non-GAAP

financial

measures

to

their

most

directly

comparable

forward-looking

GAAP

financial
measures

without

unreasonable

efforts

because

we

are

unable

to

predict

with

a

reasonable

degree

of

certainty

the

actual

impact

of
changes

in

foreign

currency

exchange

rates

and

commodity

prices

or

the

timing

or

impact

of

acquisitions,

divestitures,

and
restructuring

and transformation

actions throughout

fiscal 2026.

The unavailable

information could

have a

significant impact

on our
fiscal 2026 GAAP financial results.

For fiscal 2026, we

currently expect: the net impact

from foreign currency exchange

rates (based on a blend

of forward and forecasted
rates and hedge

positions), acquisitions and

divestitures completed

prior to fiscal

2026 and those

expected to close

in fiscal 2026,

and
a 53rd week

to reduce net

sales growth by

approximately 4 percent;

foreign currency

exchange rates to

have an immaterial

impact on
adjusted

operating

profit

and

adjusted

diluted

EPS

growth;

and

restructuring

and

transformation

charges

and

transaction

and
acquisition integration costs related to actions previously announced to total approximately $90 million to $95 million.
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

2025.
In Millions May 25, 2025
Average During
Fiscal 2025 May 26, 2024 Analysis of Change
Interest rate instruments $ 46 $ 47 $ 54 Decrease in interest rates
Foreign currency instruments 51 40 30 Increase in rate volatility
Commodity instruments 3 3 4 Immaterial
Equity instruments 3 2 2 Immaterial

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

restructuring,

transformation, and

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
The Audit

Committee reviewed

and approved

the Company’s

annual financial

statements. The

Audit Committee

recommended,

and
the Board

of Directors

approved, that

the consolidated

financial statements

be included

in the

Annual Report.

The Audit

Committee
also appointed KPMG LLP to serve as the Company’s

independent registered public accounting firm for fiscal 2026.
/s/ J. L. Harmening

/s/ K. A. Bruce

J. L. Harmening

K. A. Bruce

Chief Executive Officer

Chief Financial Officer

June 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders

and Board of Directors
General Mills, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control

Over Financial Reporting
We

have

audited

the

accompanying

consolidated

balance

sheets

of

General

Mills,

Inc. and

subsidiaries

(the

Company)

as

of
May 25, 2025, and May 26,

2024, the related consolidated

statements of earnings, comprehensive

income, total equity,

and cash flows
for

each

of

the

fiscal

years

in

the

three-year

period

ended

May 25, 2025,

and

the

related

notes

and

financial

statement

schedule

II
(collectively,

the consolidated

financial statements).

We

also have

audited the

Company’s

internal control

over financial

reporting as
of

May 25, 2025,

based

on

criteria

established

in
Internal

Control

–

Integrated

Framework

(2013)

issued

by

the

Committee

of
Sponsoring Organizations of the Treadway

Commission.
In our

opinion, the

consolidated financial

statements referred

to above

present fairly,

in all material

respects, the

financial position

of
the Company as

of May 25, 2025, and

May 26, 2024,

and the results of

its operations and

its cash flows for

each of the fiscal

years in
the three-year

period ended May 25,

2025, in conformity

with U.S. generally

accepted accounting

principles. Also in

our opinion,

the
Company maintained,

in all material

respects, effective

internal control

over financial

reporting as of

May 25, 2025, based

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

25,

2025,

were

$15,622.4

million

and

$6,816.7

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

brand intangible

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

certain

of the

Company’s

assumptions

including

discount

rate,

by

comparing

them

against

rate

ranges
that

were

independently

developed

using

publicly

available

market

data

for

comparable

entities

and

the

royalty

rates,

by
evaluating the methods, assumptions and market data used to estimate the royalty rates.
/s/
KPMG

LLP
We have served

as the Company’s auditor since 1928.
Minneapolis, Minnesota
June 25, 2025

Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2025 2024 2023
Net sales $
19,486.6
$
19,857.2
$
20,094.2
Cost of sales
12,753.6
12,925.1
13,548.4
Selling, general, and administrative expenses
3,445.8
3,259.0
3,500.4
Divestitures gain, net
(95.9)
-
(444.6)
Restructuring, transformation, impairment, and other exit costs
78.3
241.4
56.2
Operating profit
3,304.8
3,431.7
3,433.8
Benefit plan non-service income
(54.4)
(75.8)
(88.8)
Interest, net
524.2
479.2
382.1
Earnings before income taxes and after-tax earnings

from joint ventures
2,835.0
3,028.3
3,140.5
Income taxes
573.7
594.5
612.2
After-tax earnings from joint ventures
57.6
84.8
81.3
Net earnings, including earnings attributable to noncontrolling interests
2,318.9
2,518.6
2,609.6
Net earnings attributable to noncontrolling interests
23.7
22.0
15.7
Net earnings attributable to General Mills $
2,295.2
$
2,496.6
$
2,593.9
Earnings per share — basic $
4.12
$
4.34
$
4.36
Earnings per share — diluted $
4.10
$
4.31
$
4.31
Dividends per share $
2.40
$
2.36
$
2.16
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2025 2024 2023
Net earnings, including earnings attributable to noncontrolling interests $
2,318.9
$
2,518.6
$
2,609.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation
(114.9)
(86.6)
(110.8)
Net actuarial income (loss)
17.2
(187.1)
(228.0)
Other fair value changes:
Hedge derivatives
(7.4)
(3.2)
1.3
Reclassification to earnings:
Foreign currency translation
33.9
-
(7.4)
Hedge derivatives
(0.2)
(2.5)
(18.7)
Amortization of losses and prior service costs
46.5
36.7
56.9
Other comprehensive loss, net of tax
(24.9)
(242.7)
(306.7)
Total comprehensive

income
2,294.0
2,275.9
2,302.9
Comprehensive income attributable to noncontrolling interests
24.1
22.1
15.4
Comprehensive income attributable to General Mills $
2,269.9
$
2,253.8
$
2,287.5
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
May 25, 2025 May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents $
363.9
$
418.0
Receivables
1,795.9
1,696.2
Inventories
1,910.8
1,898.2
Prepaid expenses and other current assets
464.7
568.5
Assets held for sale
740.4
-
Total current

assets
5,275.7
4,580.9
Land, buildings, and equipment
3,632.6
3,863.9
Goodwill
15,622.4
14,750.7
Other intangible assets
7,081.4
6,979.9
Other assets
1,459.0
1,294.5
Total assets $
33,071.1
$
31,469.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
4,009.5
$
3,987.8
Current portion of long-term debt
1,528.4
1,614.1
Notes payable
677.0
11.8
Other current liabilities
1,624.0
1,419.4
Liabilities held for sale
18.4
-
Total current

liabilities
7,857.3
7,033.1
Long-term debt
12,673.2
11,304.2
Deferred income taxes
2,100.8
2,200.6
Other liabilities
1,228.6
1,283.5
Total liabilities
23,859.9
21,821.4
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,218.8
1,227.0
Retained earnings
21,917.8
20,971.8
Common stock in treasury,

at cost, shares of
212.2

and
195.5
(11,467.9)
(10,357.9)
Accumulated other comprehensive loss
(2,545.0)
(2,519.7)
Total stockholders’

equity
9,199.2
9,396.7
Noncontrolling interests
12.0
251.8
Total equity
9,211.2
9,648.5
Total liabilities and equity $
33,071.1
$
31,469.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)
Fiscal Year
2025 2024 2023
Shares Amount Shares Amount Shares Amount
Total equity,

beginning balance
$
9,648.5
$
10,700.0
$
10,788.0
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,227.0
1,222.4
1,182.9
Stock compensation plans
(19.4)
(11.7)
34.5
Unearned compensation related to stock unit awards
(79.6)
(78.1)
(104.7)
Earned compensation
90.8
94.4
109.7
Ending balance
1,218.8
1,227.0
1,222.4
Retained earnings:
Beginning balance
20,971.8
19,838.6
18,532.6
Net earnings attributable to General Mills
2,295.2
2,496.6
2,593.9
Cash dividends declared ($
2.40
, $
2.36
, and $
2.16

per share)
(1,338.7)
(1,363.4)
(1,287.9)
Capital appreciation paid to holder of Class A limited

membership interests in General Mills Cereals, LLC

(10.5)
-
-
Ending balance
21,917.8
20,971.8
19,838.6
Common stock in treasury:
Beginning balance
(195.5)
(10,357.9)
(168.0)
(8,410.0)
(155.7)
(7,278.1)
Shares purchased, including excise tax of $
10.6

million,

$
18.8

million, and $-
(18.7)
(1,213.5)
(29.2)
(2,021.2)
(18.0)
(1,403.6)
Stock compensation plans
2.0
103.5
1.7
73.3
5.7
271.7
Ending balance
(212.2)
(11,467.9)
(195.5)
(10,357.9)
(168.0)
(8,410.0)
Accumulated other comprehensive loss:
Beginning balance
(2,519.7)
(2,276.9)
(1,970.5)
Comprehensive loss
(25.3)
(242.8)
(306.4)
Ending balance
(2,545.0)
(2,519.7)
(2,276.9)
Noncontrolling interests:
Beginning balance
251.8
250.4
245.6
Comprehensive income

24.1
22.1
15.4
Distributions to noncontrolling interest holders
(21.6)
(21.3)
(15.7)
Repurchase of Class A limited membership interests in

General Mills Cereals, LLC
(242.3)
-
-
Change in ownership interest
-
0.6
-
Divestiture
-
-
5.1
Ending balance
12.0
251.8
250.4
Total equity,

ending balance
$
9,211.2
$
9,648.5
$
10,700.0
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)
Fiscal Year
2025
2024

2023

Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests $
2,318.9
$
2,518.6
$
2,609.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
539.0
552.7
546.6
After-tax earnings from joint ventures
(57.6)
(84.8)
(81.3)
Distributions of earnings from joint ventures
44.6
50.4
69.9
Stock-based compensation
91.7
95.3
111.7
Deferred income taxes
(120.9)
(48.5)
(22.2)
Pension and other postretirement benefit plan contributions
(30.8)
(30.1)
(30.1)
Pension and other postretirement benefit plan costs
(12.7)
(27.0)
(27.6)
Divestitures gain, net
(95.9)
-
(444.6)
Restructuring, transformation, impairment, and other exit costs
74.3
223.5
24.4
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
192.4
10.6
(48.9)
Other, net
(24.8)
41.9
71.1
Net cash provided by operating activities
2,918.2
3,302.6
2,778.6
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(625.3)
(774.1)
(689.5)
Acquisitions, net of cash acquired
(1,419.3)
(451.9)
(251.5)
Investments in affiliates, net
13.3
(2.7)
(32.2)
Proceeds from disposal of land, buildings, and equipment
1.1
0.8
1.3
Proceeds from divestitures, net of cash divested
241.8
-
633.1
Other, net
(6.5)
30.5
(7.6)
Net cash used by investing activities
(1,794.9)
(1,197.4)
(346.4)
Cash Flows - Financing Activities
Change in notes payable
667.1
(20.5)
(769.3)
Issuance of long-term debt
2,354.9
2,065.2
2,324.4
Payment of long-term debt
(1,300.0)
(901.5)
(1,421.7)
Repurchase of Class A limited membership interests in General Mills Cereals, LLC
(252.8)
-
-
Proceeds from common stock issued on exercised options
43.0
25.5
232.3
Purchases of common stock for treasury
(1,202.9)
(2,002.4)
(1,403.6)
Dividends paid
(1,338.7)
(1,363.4)
(1,287.9)
Distributions to noncontrolling interest holders
(21.6)
(21.3)
(15.7)
Other, net
(129.1)
(53.9)
(62.6)
Net cash used by financing activities
(1,180.1)
(2,272.3)
(2,404.1)
Effect of exchange rate changes on cash and cash equivalents
2.7
(0.4)
(12.0)
(Decrease) increase in cash and cash equivalents
(54.1)
(167.5)
16.1
Cash and cash equivalents - beginning of year
418.0
585.5
569.4
Cash and cash equivalents - end of year $
363.9
$
418.0
$
585.5
Cash flow from changes in current assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables $
(79.0)
$
(1.8)
$
(41.2)
Inventories
(18.5)
287.6
(319.0)
Prepaid expenses and other current assets
80.8
167.0
61.6
Accounts payable
86.7
(251.2)
199.8
Other current liabilities
122.4
(191.0)
49.9
Changes in current assets and liabilities $
192.4
$
10.6
$
(48.9)
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
Our fiscal year

ends on the

last Sunday in

May.

Our India business

is on an

April fiscal year

end. In addition,

the consolidated results
of certain recent acquisitions are reported on a one-month lag. Please see Note 3 for more information.
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

from
4

to
30

years.
Our

indefinite-lived

intangible

assets,

mainly

intangible

assets

primarily

associated

with

the
Blue

Buffalo
,

Pillsbury
,

Totino’s
,
Progresso ,

Old

El

Paso
,

Tiki

Pets
,

Annie’s
,

Nudges
,

Edgard

&

Cooper
, and

Häagen-Dazs

brands,

are

also

tested

for

impairment
annually and

whenever events

or changes

in circumstances

indicate that

their carrying

value may

not be recoverable.

Our estimate

of
the fair

value of

the brands

is based

on a

discounted cash

flow model

using inputs

which included

projected revenues

from our

long-
range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.

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

Leases
We

determine whether

an arrangement

is a lease

at inception.

When our

lease arrangements

include lease and

non-lease components,
we account for lease and non-lease components (e.g.,

common area maintenance) separately based on their relative standalone prices.

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
eligible

employees

and

directors.

We

consider

a

stock-based

award

to

be vested

when

the employee’s

or

director’s

retention

of

the
award

is

no

longer

contingent

on

providing

subsequent

service.

Accordingly,

the

related

compensation

cost

for

awards

granted

to
retirement-eligible individuals is recognized from the grant date over an accelerated stated vesting period.
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

2025,

we adopted

new accounting

requirements

related

to enhanced

segment disclosure

requirements.
The

new

standard

requires

disclosure

of

significant

segment

expenses

regularly

provided

to

the

chief

operating

decision

maker
(CODM) included within segment

operating profit or loss

as well as a description

of how the CODM utilizes

segment operating profit
or loss to assess segment performance.

We adopted

the requirements of the new standard using

a retrospective approach. The adoption
of

this

accounting

guidance

did

not

have

a

material

impact

on

our

results

of

operations

and

financial

position.

See

Note

17

to

the
consolidated Financial Statements for additional information on the impact to our related disclosure.
In

the

first

quarter

of

fiscal

2024,

we

adopted

new

requirements

for

enhanced

disclosures

related

to

supplier

financing

programs,
except for the rollforward

requirement, which we adopted

in the fourth quarter of

fiscal 2025. The new

standard requires disclosure of
the key terms

of the program and

a rollforward of

the related obligation

during the annual

period, including the

amount of obligations
confirmed

and

obligations

subsequently

paid.

We

have

historically

presented

the

key

terms

of

these

programs

and

the

associated
obligation

outstanding.

The

adoption

of

this

guidance

did

not

have

a

material

impact

on

our

results

of

operations

and

financial
position. See Note 8 to the consolidated Financial Statements for additional information on the impact to our related disclosure.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES

During

the

third

quarter

of

fiscal

2025,

we

acquired

NX

Pet

Holding,

Inc.,

representing

Whitebridge

Pet

Brands’

North

American
premium cat feeding

and pet treating

business, for a

purchase price of

$
1.4

billion (Whitebridge Pet

Brands acquisition). We

financed
the transaction

with cash

on hand

and new

debt. We

consolidated Whitebridge

Pet Brands

into our

Consolidated Balance

Sheets and
recorded goodwill of

$
1,086.7

million, an indefinite-lived

intangible asset for

the
Tiki Pets

brand totaling $
289.0

million, and a finite-
lived customer

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
2.1

billion. During the third quarter
of

fiscal

2025,

we

completed

the

sale

of

our

Canada

yogurt

business

to

Sodiaal

and

recorded

a

pre-tax

gain

of

$
95.9

million.
Subsequent to the end of fiscal 2025, the regulatory review for the sale of our United States yogurt business to Lactalis was completed,
and

the

transaction

was

cleared

to

close

subject

to

completion

of

other

customary

closing

conditions.

We

expect

to

close

the
transaction and

record a

pre-tax gain

on the

sale of

this business in

the first

quarter of

fiscal 2026.

We

have classified

relevant assets
and

liabilities

associated

with

our

United

States yogurt

business as

held

for

sale in

our Consolidated

Balance

Sheets

as of

May

25,
2025.

The components of assets held for sale and liabilities held for sale are as follows:

In Millions May 25, 2025
Inventories $
56.2
Prepaid expenses and other current assets
15.3
Land, buildings, and equipment
230.5
Goodwill
252.6
Other intangible assets
160.7
Other assets
25.1
Assets held for sale $
740.4
Other current liabilities $
8.9
Other liabilities
9.5
Liabilities held for sale $
18.4

During the fourth quarter

of fiscal 2024, we acquired

a pet food business in Europe,

for a purchase price of $
434.1

million, net of cash
acquired.

During

the

first

quarter

of

fiscal

2025,

we

paid

$
7.7

million

related

to

a

purchase price

holdback

after closing

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

NOTE 4. RESTRUCTURING,

TRANSFORMATION,

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

RESTRUCTURING AND TRANSFORMATION

INITIATIVES
We
view our

restructuring

and transformation

activities as

actions that

help us

meet our

long-term

growth

targets

and are

evaluated
against internal

rate of

return and

net present

value targets.

Each project

normally takes

one to

two years

to complete.

At completion
(or

as each

major

stage

is completed

in

the case

of multi-year

programs),

the project

begins

to

deliver

cash

savings and/or

reduced
depreciation. These activities result

in various restructuring and

transformation costs, including asset

write-offs, exit charges

including
severance,

contract

termination

fees,

and

decommissioning

and

other

costs.

Accelerated

depreciation

associated

with

restructured
assets, as

used in

the context

of our

disclosures regarding

restructuring activity,

refers to

the increase

in depreciation

expense caused
by shortening the

useful life or

updating the salvage

value of depreciable

fixed assets to

coincide with the

end of production

under an
approved project plan. Any impairment of the asset is recognized immediately in the period the plan is approved.

Restructuring and transformation charges recorded

in fiscal 2025 were as follows:

In Millions
Global transformation initiative $
70.1
Charges associated with restructuring actions previously

announced
17.4
Total restructuring

and transformation charges
$
87.5
In

fiscal

2025,

we

approved

a

multi-year

global

transformation

initiative

to

drive

increased

productivity

by

enhancing

end-to-end
business

processes,

enabled

by

targeted

organizational

actions.

We

expect

to

incur

approximately

$
130

million

of

transformation
charges related

to these actions, of

which approximately $
120

million will be

cash. These charges

are expected to

consist primarily of
severance and other benefit costs, as well

as other charges, including

consulting and professional fees. We

recognized $
68.7

million of
severance and

other benefit costs

and $
1.4

million of other

costs in
fiscal 2025

related to these

actions. We

expect these

actions to be
completed by the end of fiscal 2028.
In fiscal

2025, we

increased the

estimate of

restructuring charges

that we

expect to

incur related

to our previously

announced actions
in the International segment to optimize

our Häagen-Dazs shops network. As a result,

we expect to incur approximately $
24

million of
incremental

restructuring

charges

related

to

these

actions,

of

which,

approximately

$
12

million

will

be

cash.

These

incremental
charges are expected

to consist of approximately

$
9

million of asset write-offs,

$
7

million of severance, and

$
8

million of other costs.
We

expect to

incur total

restructuring charges

of approximately

$
32

million, of

which approximately

$
18

million will be

cash related
to these actions.

We expect these actions to

be completed by the end of fiscal 2026.

Certain actions are subject to union negotiations and works counsel consultations,

where required.
We paid

net $
13.2

million of cash related to

restructuring and transformation

actions in fiscal 2025.

We paid

net $
35.5

million of cash
in fiscal 2024.
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
Restructuring,

transformation,

and

impairment

charges

and

restructuring

initiative

project-related

costs

are

classified

in

our
Consolidated Statements of Earnings as follows:

Fiscal Year
In Millions 2025 2024 2023
Restructuring, transformation, impairment, and other exit costs $
78.3
$
241.4
$
56.2
Cost of sales
9.2
17.6
4.8
Total restructuring,

transformation, and impairment charges
87.5
259.0
61.0
Restructuring initiative project-related costs classified in cost of sales
$
0.5
$
2.0
$
2.4

The roll forward of our restructuring, transformation, and other exit cost reserves, included in other current liabilities, is as follows:

In Millions Severance
Other Exit
Costs Total
Reserve balance as of May 29, 2022 $
35.4
$
1.4
$
36.8
Fiscal 2023 charges, including foreign currency translation
41.6
0.1
41.7
Utilized in fiscal 2023
(29.4)
(1.4)
(30.8)
Reserve balance as of May 28, 2023
47.6
0.1
47.7
Fiscal 2024 charges, including foreign currency translation
-
0.1
0.1
Utilized in fiscal 2024
(32.8)
(0.2)
(33.0)
Reserve balance as of May 26, 2024
14.8
-
14.8
Fiscal 2025 charges, including foreign currency translation
70.1
-
70.1
Utilized in fiscal 2025
(7.8)
-
(7.8)
Reserve balance as of May 25, 2025 $
77.1
$
-
$
77.1
The charges

recognized in

the roll

forward of

our reserves

for restructuring,

transformation,

and other

exit costs do

not include

items
charged

directly

to

expense

(e.g.,

asset

impairment

charges,

the

gain

or

loss

on

the

sale

of

restructured

assets,

and

the

write-off

of
spare parts)

and other

periodic exit

costs recognized

as incurred,

as those

items are

not reflected

in our

restructuring, transformation,
and other exit cost reserves on our Consolidated Balance Sheets.
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
Joint venture related balance sheet activity is as follows:

In Millions May 25, 2025 May 26, 2024
Cumulative investments $
431.8
$
368.9
Goodwill and other intangible assets
469.9
448.9
Aggregate advances included in cumulative investments
314.6
280.8
Joint venture earnings and cash flow activity is as follows:

Fiscal Year
In Millions 2025 2024 2023
Sales to joint ventures $
7.8
$
4.8
$
5.8
Net (repayments) advances
(13.3)
2.7
32.2
Dividends received
44.6
50.4
69.9

Summary combined financial information for the joint ventures on a 100 percent basis is as follows:

Fiscal Year
In Millions 2025 2024 2023
Net sales:
CPW

$
1,647.3
$
1,718.5
$
1,618.9
HDJ
323.1
319.3
338.5
Total net sales
1,970.4
2,037.8
1,957.4
Gross margin
686.8
672.2
667.7
Earnings before income taxes
89.4
145.2
169.3
Earnings after income taxes
61.5
119.9
126.9

In Millions May 25, 2025 May 26, 2024
Current assets $
751.0
$
777.4
Noncurrent assets
788.3
784.0
Current liabilities
1,314.1
1,310.6
Noncurrent liabilities
96.3
88.2
NOTE 6. GOODWILL AND OTHER INTANGIBLE

ASSETS
The components of goodwill and other intangible assets are as follows:

In Millions May 25, 2025 May 26, 2024
Goodwill $
15,622.4
$
14,750.7
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,816.7
6,728.6
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
420.9
402.2
Less accumulated amortization
(156.2)
(150.9)
Intangible assets subject to amortization
264.7
251.3
Other intangible assets
7,081.4
6,979.9
Total $
22,703.8
$
21,730.6
Based on

the carrying

value of

finite-lived intangible

assets as of

May 25,

2025, amortization

expense for

each of

the next five

fiscal
years is estimated to be approximately $
20

million.

The changes in the carrying amount of goodwill for fiscal 2023, 2024, and 2025 are as follows:

In Millions
North
America
Retail
North
America Pet
North
America
Foodservice
International
(a)
Corporate
and Joint
Ventures Total
Balance as of May 29, 2022 $
6,552.9
$
6,062.8
$
648.8
$
721.6
$
392.4
$
14,378.5
Acquisition
-
-
156.8
-
-
156.8
Divestitures
(2.0)
-
-
(0.4)
-
(2.4)
Other activity, primarily

foreign

currency translation
(8.5)
-
-
(12.8)
(0.4)
(21.7)
Balance as of May 28, 2023
6,542.4
6,062.8
805.6
708.4
392.0
14,511.2
Acquisitions
-
-
-
318.1
26.9
345.0
Impairment charge
-
-
-
(117.1)
-
(117.1)
Other activity, primarily

foreign

currency translation
(0.5)
-
(0.1)
7.7
4.5
11.6
Balance as of May 26, 2024
6,541.9
6,062.8
805.5
917.1
423.4
14,750.7
Acquisition
-
1,086.7
-
-
-
1,086.7
Divestiture
(14.6)
-
-
-
-
(14.6)
Reclassified to assets held for sale
(202.6)
-
(50.0)
-
-
(252.6)
Other activity, primarily

foreign

currency translation
(1.2)
-
-
34.6
18.8
52.2
Balance as of May 25, 2025 $
6,323.5
$
7,149.5
$
755.5
$
951.7
$
442.2
$
15,622.4
(a)
The

carrying

amounts

of

goodwill

within

the

International

segment

as

of

May

26,

2024,

and

May

25,

2025,

were

net

of
accumulated impairment losses of $
117.1

million.
The changes in the carrying amount of other intangible assets for fiscal 2023, 2024, and

2025 are as follows:

In Millions Total
Balance as of May 29, 2022 $
6,999.9
Acquisition
3.8
Divestiture
(3.6)
Other activity, primarily

amortization and foreign currency translation
(32.5)
Balance as of May 28, 2023
6,967.6
Acquisition
132.6
Impairment charges
(103.1)
Other activity, primarily

amortization and foreign currency translation
(17.2)
Balance as of May 26, 2024
6,979.9
Acquisition
320.0
Divestiture
(44.4)
Reclassified to assets held for sale
(160.7)
Other activity, primarily

amortization and foreign currency translation
(13.4)
Balance as of May 25, 2025 $
7,081.4

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
We did not

identify any indicators of impairment for all other goodwill and indefinite-lived intangible assets as of May 25, 2025.
In fiscal

2024, as

a result

of lower

future profitability

projections for

our Latin

America reporting

unit, we

recorded a

$
117.1

million
non-cash

goodwill

impairment

charge.

In

addition,

as

a

result

of

lower

future

sales

and

profitability

projections

for

the

businesses
supporting

our
Top

Chews
,
True

Chews
,

and
EPIC

brand

intangible

assets,

we

recorded

$
103.1

million

of

non-cash

impairment
charges

in

fiscal

2024.

We

recorded

impairment

charges

in
restructuring, transformation, impairment, and other exit costs in

our
Consolidated Statements

of Earnings.

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
Components of our lease cost are as follows:

Fiscal Year
In Millions 2025 2024 2023
Operating lease cost $
145.7
$
128.9
$
127.6
Variable

lease cost
7.5
8.9
6.1
Short-term lease cost
32.6
32.2
30.0
Maturities of our operating and finance lease obligations by fiscal year are as follows:

In Millions Operating Leases Finance Leases
Fiscal 2026 $
134.0
$
-
Fiscal 2027
99.5
0.6
Fiscal 2028
78.7
0.4
Fiscal 2029
57.9
-
Fiscal 2030
31.6
-
After fiscal 2030
72.2
-
Total noncancelable

future lease obligations
$
473.9
$
1.0
Less: Interest
(55.8)
-
Present value of lease obligations
$
418.1
$
1.0
The

lease

payments

presented

in

the

table

above

exclude

$
82.5

million

of

minimum

lease

payments

for

operating

leases

we

have
committed to but have not yet commenced as of May 25, 2025.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

May 25, 2025 May 26, 2024
Weighted-average

remaining lease term
5.0
years
5.4
years
Weighted-average

discount rate
4.9
%
4.9
%
In addition, we had $
25.1

million of right of use assets and $
19.3

million of related lease liabilities classified as held for sale as of May
25, 2025.

Supplemental operating cash

flow information and non

-cash activity related to our

operating leases, including those

classified as held-
for-sale, are as follows:

Fiscal Year
In Millions 2025 2024
Cash paid for amounts included in the measurement of lease liabilities $
152.7
$
129.7
Right of use assets obtained in exchange for new lease liabilities $
163.4
$
139.8

NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES,

AND FAIR VALUES
FINANCIAL INSTRUMENTS
The

carrying

values

of

cash

and

cash

equivalents,

receivables,

accounts

payable,

other

current

liabilities,

and

notes

payable
approximate fair

value. Marketable

securities are

carried at

fair value.

As of

May 25,

2025, and

May 26,

2024, a

comparison of

cost
and market values of our marketable debt and equity securities is as follows:

Cost Fair Value Gross Unrealized Gains Gross Unrealized Losses
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2025 2024 2025 2024 2025 2024 2025 2024
Available for

sale

debt securities
$
2.3
$
2.3
$
2.3
$
2.3
$
-
$
-
$
-
$
-
Equity securities
0.3
0.3
4.9
4.6
4.6
4.3
-
-
Total $
2.6
$
2.6
$
7.2
$
6.9
$
4.6
$
4.3
$
-
$
-
There

were
no

net

realized

gains

or

losses

on

the

sale

of

marketable

securities

in

fiscal

2025.

Net

realized

losses

on

the

sale

of
marketable securities were $
7.6

million in fiscal 2024. Gains and losses are determined by specific identification.
Classification

of

marketable

securities

as

current

or

noncurrent

is

dependent

upon

our

intended

holding

period

and

the

security’s
maturity date. The

aggregate unrealized gains

and losses on available

for sale debt securities,

net of tax effects,

are classified in AOCI
within stockholders’ equity.

Scheduled maturities of our marketable securities are as follows:

Marketable Securities
In Millions Cost Fair Value
Under 1 year (current) $
2.3
$
2.3
Equity securities
0.3
4.9
Total $
2.6
$
7.2
As of May 25, 2025, we had $
2.3

million of marketable debt securities pledged as collateral for derivative contracts.
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

Unallocated corporate items for fiscal 2025, 2024, and 2023 included:

Fiscal Year
In Millions 2025 2024 2023
Net loss on mark-to-market valuation of commodity positions $
(37.4)
$
(15.4)
$
(154.4)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit
52.8
40.0
(89.5)
Net mark-to-market revaluation of certain grain inventories
0.3
14.5
(48.0)
Net mark-to-market valuation of certain commodity positions recognized in

unallocated corporate items
$
15.7
$
39.1
$
(291.9)
As

of

May

25,

2025,

the

net

notional

value

of

commodity

derivatives

was

$
227.1

million,

of

which

$
134.6

million

related

to
agricultural inputs and

$
92.5

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

fiscal 2025,

we entered

into a

€
750.0

million

notional amount

interest rate

swap to

convert

our

€
750.0
million fixed-rate notes due
April 17, 2032
, to a floating rate.
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

As of May 25,

2025,

the pre-tax amount

of cash-settled interest

rate hedge gain

or loss remaining

in AOCI, which

will be reclassified
to earnings over the remaining term of the related underlying debt, follows:

In Millions Gain (Loss)
3.2
% notes due February 10, 2027 $
2.9
1.5
% notes due April 27, 2027
(0.6)
4.2
% notes due April 17, 2028
(3.0)
3.907
% notes due April 13, 2029
(3.4)
2.25
% notes due October 14, 2031
12.6
4.95
% notes due March 29, 2033
(1.1)
5.25
% notes due January 30, 2035
0.1
4.55
% notes due April 17, 2038
(7.0)
5.4
% notes due June 15, 2040
(8.4)
4.15
% notes due February 15, 2043
7.0
4.7
% notes due April 17, 2048
(10.9)
Net pre-tax hedge loss in AOCI $
(11.8)
The

following

table

summarizes

the

notional

amounts

and

weighted-average

interest

rates

of

our

interest

rate

derivatives.

Average
floating rates are based on rates as of the end of the reporting period.

In Millions, Except Average

Rate Data
May 25, 2025 May 26, 2024
Pay-floating swaps - notional amount $
2,283.9
$
1,150.8
Average

receive rate
3.1
%
2.5
%
Average pay rate
4.0
%
4.9
%
As of May 25, 2025, the net notional amount and maturity dates of our floating-rate swap contracts outstanding are as follows:

In Millions Notional Amount
Fiscal 2026 $
681.7
Fiscal 2030
750.0
Fiscal 2032
852.2
Total $
2,283.9
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
As of May 25, 2025, the net notional value of foreign exchange derivatives was $
831.3

million.

We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

We

hedged a portion

of these net

investments by
issuing

euro-denominated

commercial

paper

and

foreign

exchange

forward

contracts.

As of

May

25,

2025,

we

hedged

a

portion

of
these net

investments

with €
4,742.8

million of

euro denominated

bonds. As

of May

25, 2025,

we had

deferred

net foreign

currency
transaction losses of $
123.5

million in AOCI associated with net investment hedging activity.
EQUITY INSTRUMENTS
Equity

price

movements

affect

our

compensation

expense

as

certain

investments

made

by

our

employees

in

our

deferred
compensation plan

are revalued. We

use equity swaps

to manage this

risk. As of

May 25, 2025,

the net notional

amount and maturity
dates of our equity swap contracts outstanding are as follows:

In Millions Notional Amount
Fiscal 2026 $
194.5
Fiscal 2027
8.2
Total $
202.7
FAIR VALUE

MEASUREMENTS AND FINANCIAL STATEMENT

PRESENTATION
The

fair

values

of

our

assets,

liabilities,

and

derivative

positions

recorded

at

fair

value

and

their

respective

levels

in

the

fair

value
hierarchy as of May 25, 2025, and May 26, 2024, were as follows:

May 25, 2025 May 25, 2025
Fair Values

of Assets
Fair Values

of Liabilities
In Millions Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b) $
-
$
5.0
$
-
$
5.0
$
-
$
(11.4)
$
-
$
(11.4)
Foreign exchange contracts (a) (c)
-
4.1
-
4.1
-
(13.5)
-
(13.5)
Total
-
9.1
-
9.1
-
(24.9)
-
(24.9)
Derivatives not designated as hedging

instruments:
Foreign exchange contracts (a) (c)
-
0.2
-
0.2
-
(1.3)
-
(1.3)
Commodity contracts (a) (d)
0.6
0.9
-
1.5
(0.2)
(7.4)
-
(7.6)
Grain contracts (a) (d)
-
2.2
-
2.2
-
(4.0)
-
(4.0)
Total
0.6
3.3
-
3.9
(0.2)
(12.7)
-
(12.9)
Other assets and liabilities reported at fair value:
Marketable investments (a) (e)
4.9
2.3
-
7.2
-
-
-
-
Long-lived assets (f)
-
2.0
-
2.0
-
-
-
-
Total
4.9
4.3
-
9.2
-
-
-
-
Total assets, liabilities, and

derivative positions

recorded at fair value
$
5.5
$
16.7
$
-
$
22.2
$
(0.2)
$
(37.6)
$
-
$
(37.8)
(a)

These contracts and investments

are recorded as prepaid

expenses and other current

assets, other assets, other

current liabilities or
other liabilities,

as appropriate,

based on

whether in

a gain

or loss

position. Certain

marketable investments

are recorded

as cash
and cash equivalents.

(b)

Based on

EURIBOR,

SOFR, and

swap rates.

As of

May 25, 2025,

the carrying

amount of

hedged debt

designated as

the hedged
item in a fair

value hedge was $
2,280.6

million, of which

$
675.6

million and $
1,605.0

million was classified

on the Consolidated
Balance

Sheets

within

current

portion

of

long-term

debt

and

long-term

debt,

respectively.

As of

May 25,

2025,

the

cumulative
amount of fair value hedging basis adjustments was $
3.2

million.
(c)

Based on observable market transactions of spot currency rates and forward currency prices.
(d)

Based on prices of futures exchanges and recently reported transactions in the marketplace.
(e)

Based on prices of common stock, mutual fund net asset values, and bond matrix pricing.
(f)

We

recorded immaterial

non-cash impairment

charges in

fiscal 2025

to write

down certain

long-lived

assets to

their fair

value.
Fair

value

was based

on

recently

reported

transactions

for

similar

assets

in

the

marketplace.

These

assets

were

associated

with
previously announced restructuring actions described in Note 4.

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
Indefinite-lived intangible assets (f)
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

25,

2025,

the

fair

value

and

carrying

amount

of

our

long-term

debt,
including the

current portion,

were $
13,579.5

million and

$
14,201.6

million, respectively.

As of

May 26,

2024, the

carrying amount
and fair value of our long-term debt, including the current portion, were

$
12,148.7

million and $
12,918.3

million, respectively.

Information

related

to our

cash flow

hedges,

fair value

hedges, and

other

derivatives

not designated

as hedging

instruments for

the
fiscal years ended May 25, 2025, and May 26, 2024, follows:

Interest Rate
Contracts
Foreign
Exchange
Contracts
Equity
Contracts
Commodity
Contracts Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2025 2024 2025 2024 2025 2024 2025 2024 2025 2024
Derivatives in Cash Flow Hedging

Relationships:
Amount of gain (loss) recognized in

other comprehensive income (OCI)
$
0.1
$
-
$
(8.1)
$
(4.3)
$
-
$
-
$
-
$
-
$
(8.0)
$
(4.3)
Amount of net (loss) gain reclassified

from AOCI into earnings (a)
(0.2)
0.9
2.5
3.2
-
-
-
-
2.3
4.1
Amount of net gain recognized in

earnings (b)
-
0.3
-
-
-
-
-
-
-
0.3
Derivatives in Fair Value

Hedging

Relationships:
Amount of net gain (loss) recognized

in earnings (b)
3.0
(0.2)
-
-
-
-
-
-
3.0
(0.2)
Derivatives Not Designated as

Hedging Instruments:
Amount of net (loss) gain recognized

in earnings (c)
$
-
$
-
$
(16.0)
$
(8.5)
$
6.3
$
21.6
$
(22.0)
$
15.1
$
(31.7)
$
28.2
(a)

(Loss) gain reclassified

from AOCI into earnings

is reported in interest,

net for interest rate

swaps and in cost

of sales and SG&A
expenses for foreign

exchange contracts. For the

fiscal year ended May 25,

2025, the amount of

gain reclassified from AOCI

into
cost of sales

was $
12.7

million and

the amount of

loss reclassified from

AOCI into SG&A

was $
10.2

million. For

the fiscal year
ended

May 26,

2024,

the

amount

of

gain

reclassified

from

AOCI

into

cost

of

sales

was

$
7.0

million

and

the

amount

of

loss
reclassified from AOCI into SG&A was $
3.8

million.
(b)

Gain (loss) recognized in earnings is reported in interest, net for interest rate contracts.
(c)

(Loss) gain recognized in

earnings is reported in SG&A

and after-tax earnings from

joint ventures for foreign

exchange contracts,
SG&A for equity contracts, and cost of sales for commodity contracts.
The following

tables reconcile

the net

fair values

of assets

and

liabilities subject

to offsetting

arrangements

that are

recorded

in our
Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

May 25, 2025
Assets Liabilities
Gross Amounts Not Offset
in the Balance Sheet (d)
Gross Amounts Not Offset
in the Balance Sheet (d)
In Millions
Gross
Amounts of
Recognized
Assets
Gross
Liabilities
Offset in the
Balance Sheet
Net Amounts
of Assets

(a)
Financial
Instruments
Cash
Collateral
Received
Net Amount
(b)
Gross
Amounts of
Recognized
Liabilities
Gross Assets
Offset in the
Balance Sheet
Net Amounts
of Liabilities
(a)
Financial
Instruments
Cash
Collateral
Pledged
Net Amount
(c)
Commodity contracts $
1.5
$
-
$
1.5
$
(1.0)
$
-
$
0.5
$
(7.6)
$
-
$
(7.6)
$
1.0
$
-
$
(6.6)
Interest rate contracts
4.6
-
4.6
(2.2)
-
2.4
(18.3)
-
(18.3)
2.2
-
(16.1)
Foreign exchange contracts
4.3
-
4.3
(3.8)
-
0.5
(14.8)
-
(14.8)
3.8
-
(11.0)
Equity contracts
3.8
-
3.8
(1.0)
-
2.8
(1.0)
-
(1.0)
1.0
-
-
Total $
14.2
$
-
$
14.2
$
(8.0)
$
-
$
6.2
$
(41.7)
$
-
$
(41.7)
$
8.0
$
-
$
(33.7)
(a)

Net fair value as recorded in our Consolidated Balance Sheets.

(b)

Fair value of assets that could be reported net in our Consolidated Balance Sheets.

(c)

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
AMOUNTS RECORDED IN ACCUMULATED

OTHER COMPREHENSIVE LOSS

As of May 25, 2025, the after-tax amounts of unrealized

losses in AOCI related to hedge derivatives follows:

In Millions
After-Tax

Loss
Unrealized loss from interest rate cash flow hedges $
(7.1)
Unrealized loss from foreign currency cash flow hedges
(0.3)
After-tax loss in AOCI related to hedge derivatives $
(7.4)
The net amount

of pre-tax gains and

losses in AOCI as

of May 25,

2025, that we expect

to be reclassified

into net earnings

within the
next 12 months is a $
2.1

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

a liability position on May

25, 2025, was $
24.8

million.
We have

posted no collateral under

these contracts. If the credit-risk-related

contingent features underlying these

agreements had been
triggered on May 25, 2025, we would have been required to post $
24.8

million of collateral to counterparties.
CONCENTRATIONS OF

CREDIT AND COUNTERPARTY

CREDIT RISK
During fiscal 2025, customer concentration was as follows:

Percent of total Consolidated
North America
Retail
North America
Foodservice International
North America
Pet
Walmart (a):
Net sales
22
%
31
%
10
%
2
%
18
%
Accounts receivable
24
%
8
%
8
%
15
%
Five largest customers:
Net sales
55
%
54
%
27
%
66
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

The amount

of loss due

to the credit

risk of the

counterparties, should

the counterparties

fail to

perform according

to the terms

of the
contracts,

is $
6.3

million. We

have
no

collateral

held against

these contracts.

Under the

terms of

our swap

agreements,

some of

our
transactions

require

collateral

or

other

security

to

support

financial

instruments

subject

to

threshold

levels

of

exposure

and
counterparty

credit

risk.

Collateral

assets

are

either

cash

or

U.S.

Treasury

instruments

and

are

held

in

a

trust

account

that

we

may
access if the counterparty defaults.
We

offer

certain

suppliers

access

to

third-party

services

that

allow

them

to

view

our

scheduled

payments

online.

The

third-party
services also

allow suppliers

to finance

advances on

our scheduled

payments at

the sole

discretion of

the supplier

and the third

party.
We

have no

economic interest

in these

financing arrangements

and no

direct relationship

with the

suppliers, the

third parties,

or any
financial institutions

concerning these

services, including

not providing

any form

of guarantee

and not

pledging assets

as security

to
the third

parties or

financial institutions.

All of

our accounts

payable remain

as obligations

to our

suppliers as

stated in

our supplier
agreements.

The

roll

forward

of

our

obligations,

included

in
accounts payable
,

payable

to

suppliers

who

utilize

these

third-party

services

is

as
follows:

In Millions Total
Balance as of May 26, 2024 $
1,404.4
Additions, including foreign currency translation
4,116.8
Payments
(4,093.7)
Balance as of May 25, 2025 $
1,427.5
NOTE 9. DEBT
NOTES PAYABLE
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

May 25, 2025 May 26, 2024
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
669.4
4.5
% $
-
-
%
Financial institutions
7.6
5.8
11.8
8.8
Total $
677.0
4.5
% $
11.8
8.8
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the credit facilities and lines of credit we had available as of May 25, 2025:

In Millions
Borrowing
Capacity
Borrowed
Amount
Committed credit facility expiring October 2029 $
2,700.0
$
-
Uncommitted credit facilities and lines of credit
703.7
7.6
Total $
3,403.7
$
7.6
In

the

second

quarter

of fiscal

2025,

we

entered

into

a

$
2.7

billion

fee-paid

committed

credit

facility

that

is

scheduled

to

expire

in
October 2029. Concurrent with the execution of this credit facility,

we terminated our existing $
2.7

billion credit facility.
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of May 25, 2025.

LONG-TERM DEBT

In

the

fourth

quarter

of

fiscal

2025,

we

issued

€
750.0

million

of
3.6

percent

fixed-rate

notes

due
April 17, 2032
.

We

used

the

net
proceeds

to

repay

$
800.0

million

of
4.0

percent

fixed-rate

notes

due
April 17, 2025

and

a

portion

of

our

outstanding

commercial
paper, as well as for general corporate

purposes.

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
In

the

third

quarter of

fiscal

2024,

we

issued

$
500.0

million

of
4.7

percent

fixed-rate

notes due
January 30, 2027
. We

used

the

net
proceeds to repay $
500.0

million of
3.65

percent fixed-rate notes due
February 15, 2024
.

In the second

quarter of fiscal 2024,

we issued €
250.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds
to repay €
250.0

million of floating-rate notes due
November 10, 2023
.

In the

second quarter

of fiscal

2024, we

issued $
500.0

million of
5.5

percent fixed-rate

notes due
October 17, 2028
. We

used the

net
proceeds to repay $
400.0

million of floating-rate notes due
October 17, 2023
, and for general corporate purposes.

In the first

quarter of fiscal

2024, we issued

€
500.0

million of floating-rate

notes due
November 8, 2024
. We

used the net proceeds

to
repay €
500.0

million of floating-rate notes due
July 27, 2023
.
A summary of our long-term debt is as follows:

In Millions, Except Weighted-Average

Interest Data
Weighted-Average
Interest Rate (a) May 25, 2025 May 26, 2024
Notes due fiscal 2025
-
% $
-
$
1,613.5
Notes due fiscal 2026
0.8
1,533.9
1,693.2
Notes due fiscal 2027
3.1
2,276.5
1,687.8
Notes due fiscal 2028
4.2
1,400.0
1,400.0
Notes due fiscal 2029
4.5
1,352.2
1,313.5
Notes due fiscal 2030
3.9
1,500.0
750.0
Notes due fiscal 2031 - 2051
4.1
6,389.7
4,736.1
Net impact of unamortized debt discounts, debt issuance

costs, interest rate swaps, and finance leases
(250.7)
(275.8)
14,201.6
12,918.3
Less amount due within one year
(1,528.4)
(1,614.1)
Total long-term debt $
12,673.2
$
11,304.2
(a)

Weighted average

interest rates as of May 25, 2025.
The following table details the currency of our outstanding bonds:

In Millions May 25, 2025 May 26, 2024
US Dollar $
9,055.3
$
8,855.3
Euro $
5,397.0
$
4,338.8
Certain of our

long-term debt agreements

contain restrictive

covenants.
As of May 25, 2025, we were in compliance with all of these
covenants.

The $
11.8

million pre-tax loss recorded in AOCI as of May 25, 2025 associated with our previously designated interest rate swaps will
be reclassified

to net

interest over

the remaining

lives of

the hedged

transactions. The

amount expected

to be reclassified

from AOCI
to net interest in fiscal 2026 is a $
0.1

million pre-tax gain.
NOTE 10. NONCONTROLLING INTERESTS
Our principal noncontrolling

interest related to our General

Mills Cereals, LLC (GMC)

subsidiary. The

third-party holder of the GMC
Class A
limited

membership

interests (GMC

Class

A

Interests)

received

quarterly

preferred

distributions

from

available

net

income
based on the

application of a floating

preferred return rate

to the holder’s

capital account balance

established in the

most recent mark-
to-market valuation.

On June 1,

2024, the floating

preferred return

rate was reset

to the sum

of the
three-month Term SOFR

plus
261
basis points.
During the

fourth quarter

of fiscal 2025,

we purchased

the outstanding

GMC Class A

Interests from

the third-party

holder for

$
252.8
million. The purchase

price reflected the

GMC Class A Interests’

original capital account balance

of $
242.3

million and $
10.5

million
primarily

related

to

capital

account

appreciation

attributable

and

paid

to

the

third-party

holder

of

the

Class

A

Interests.

The

capital
appreciation paid to the third-party holder of the Class A Interests was recorded as a direct reduction to retained earnings, a component
of stockholders’

equity,

on the Consolidated

Balance Sheets, and

reduced net earnings

available to common

stockholders in our

basic
and diluted earnings per share (EPS) calculations.
For

financial

reporting

purposes,

the

assets,

liabilities,

results

of

operations,

and

cash

flows

of

our

non-wholly

owned

consolidated
subsidiaries

are

included

in

our

Consolidated

Financial

Statements.

The

third-party

investor’s

share

of

the

net

earnings

of

these
subsidiaries is reflected in net earnings attributable to noncontrolling interests in our Consolidated Statements of Earnings.
NOTE 11. STOCKHOLDERS’

EQUITY
Cumulative preference stock of
5.0

million shares, without par value, is authorized but unissued.
On June 27, 2022, our Board of Directors authorized the

repurchase of up to
100

million shares of our common stock. Purchases under
the authorization

can be

made in

the open

market or

in privately

negotiated

transactions, including

the use

of call

options and

other
derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

authorization

has

no

specified
termination date.
Share repurchases were as follows:

Fiscal Year
In Millions 2025 2024 2023
Shares of common stock
18.7
29.2
18.0
Aggregate purchase price $
1,213.5
$
2,021.2
$
1,403.6

The following tables provide details of total comprehensive income:

Fiscal 2025
General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net
Net earnings, including earnings attributable to

noncontrolling interests
$
2,295.2
$
23.7
Other comprehensive (loss) income:
Foreign currency translation $
(161.9)
$
46.6
(115.3)
0.4
Net actuarial gain
21.3
(4.1)
17.2
-
Other fair value changes:
Hedge derivatives
(8.0)
0.6
(7.4)
-
Reclassification to earnings:
Foreign currency translation (a)
33.9
-
33.9
-
Hedge derivatives (b)
(2.3)
2.1
(0.2)
-
Amortization of losses and prior service costs (c)
58.1
(11.6)
46.5
-
Other comprehensive (loss) income $
(58.9)
$
33.6
(25.3)
0.4
Total comprehensive

income
$
2,269.9
$
24.1
(a)

Loss reclassified from AOCI into earnings is reported in divestitures gain, net.
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
Other comprehensive (loss) income $
(299.8)
$
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
6.0
(18.7)
-
Amortization of losses and prior service costs (c)
72.9
(16.0)
56.9
-
Other comprehensive loss $
(361.1)
$
54.7
(306.4)
(0.3)
Total comprehensive

income
$
2,287.5
$
15.4

(a)

Gain reclassified from AOCI into earnings is reported in divestitures gain,

net.
(b)

Gain reclassified

from AOCI

into earnings

is reported

in interest,

net for

interest rate

swaps and

in cost

of sales

and SG&A
expenses for foreign exchange contracts.
(c)

Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
In

fiscal

2025,

2024,

and

2023,

except

for

certain

reclassifications

to

earnings,

changes

in other

comprehensive

(loss) income

were
primarily non-cash items.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions May 25, 2025 May 26, 2024
Foreign currency translation adjustments $
(876.7)
$
(795.3)
Unrealized (loss) gain

from hedge derivatives
(7.4)
0.2
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,726.8)
(1,806.3)
Prior service credits
65.9
81.7
Accumulated other comprehensive loss $
(2,545.0)
$
(2,519.7)
NOTE 12. STOCK PLANS
We

use broad-based stock

plans to help

ensure that management’s

interests are aligned

with those of

our shareholders. As

of May 25,
2025,

a total

of
29.5

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

Stock Options
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:

Fiscal Year
2025 2024 2023
Estimated fair values of stock options granted $
13.26
$
17.47
$
14.16
Assumptions:
Risk-free interest rate
4.5
%
4.0
%
3.3
%
Expected term
8.5
years
8.5
years
8.5
years
Expected volatility
21.6
%
21.5
%
20.9
%
Dividend yield
3.8
%
2.8
%
3.1
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

Fiscal Year
In Millions 2025 2024 2023
Windfall tax benefits from stock-based payments $
5.3
$
10.2
$
32.3
Under the 2022 Plan,

options may be priced

at
100

percent or more of the

fair market value on the

date of grant, generally issued

with
four-year

graded vesting or
four-year

cliff vesting. Options

generally expire within
10 years and one month

after the date of

grant. As
of May 25, 2025, stock option awards outstanding include some granted under the 2017 Stock Compensation Plan.
Information on stock option activity follows:

Options
Outstanding
(Thousands)
Weighted-Average
Exercise Price Per
Share
Weighted-Average
Remaining
Contractual Term
(Years)
Aggregate Intrinsic
Value (Millions)
Balance as of May 26, 2024
12,044.4
$
59.19
5.0
$
120.5
Granted
1,322.3
63.51
Exercised
(780.9)
54.57
Forfeited or expired
(152.2)
67.29
Outstanding as of May 25, 2025
12,433.6
$
59.84
4.7
$
14.4
Exercisable as of May 25, 2025
8,071.6
$
56.31
3.1
$
14.4

Stock-based compensation expense related to stock option awards was as follows:

Fiscal Year
In Millions 2025 2024 2023
Compensation expense related to stock option awards $
15.8
$
13.9
$
12.3
Net

cash

proceeds

from

the

exercise

of

stock

options

less

shares

used

for

minimum

withholding

taxes

and

the

intrinsic

value

of
options exercised were as follows:

Fiscal Year
In Millions 2025 2024 2023
Net cash proceeds $
43.0
$
25.5
$
232.3
Intrinsic value of options exercised $
11.7
$
7.6
$
118.7
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

May 25,

2025,

restricted stock

units and

performance share

units include

some granted

under the
2017 Stock Compensation Plan.
Information on restricted stock unit and performance share unit activity follows:

Equity Classified Liability Classified
Share-Settled Units
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Share-Settled Units
(Thousands)
Weighted-Average
Grant-Date Fair
Value
Non-vested as of May 26, 2024
4,590.1
$
66.94
69.1
$
67.49
Granted
1,671.8
63.37
26.2
63.27
Vested
(1,768.0)
63.35
(27.3)
65.28
Forfeited
(403.6)
68.26
(9.1)
67.56
Non-vested as of May 25, 2025
4,090.3
$
66.90
58.9
$
66.63

Fiscal Year
2025 2024 2023
Number of units granted (thousands)
1,698.0
1,517.8
2,066.4
Weighted-average

price per unit
$
63.37
$
73.38
$
69.77
The

total

grant-date

fair

value

of

restricted

stock

unit

awards

that

vested

was

$
113.8

million

in

fiscal

2025,

$
92.9

million

in

fiscal
2024, and $
107.4

million in fiscal 2023.
As of May

25, 2025, unrecognized

compensation expense

related to non-vested

stock options, restricted

stock units, and

performance
share units was $
116.5

million. This expense will be recognized over
19 months
, on average.
Stock-based compensation expense related to restricted stock units and performance share units was as follows:

Fiscal Year
In Millions 2025 2024 2023
Compensation expense related to restricted stock units and performance share units
$
75.9
$
81.4
$
99.4

NOTE 13. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

Fiscal Year
In Millions, Except per Share Data 2025 2024 2023
Net earnings attributable to General Mills - as reported $
2,295.2
$
2,496.6
$
2,593.9
Capital appreciation paid on Class A Interests in GMC (a)
(10.5)
-
-
Net earnings for EPS calculation $
2,284.7
$
2,496.6
$
2,593.9
Average number

of common shares - basic EPS
554.5
575.5
594.8
Incremental share effect from: (b)
Stock options
1.2
1.8
3.6
Restricted stock units and performance share units
1.8
2.2
2.8
Average number

of common shares - diluted EPS
557.5
579.5
601.2
Earnings per share — basic $
4.12
$
4.34
$
4.36
Earnings per share — diluted $
4.10
$
4.31
$
4.31
(a)

Please see Note 10 for additional information.
(b)

Incremental shares from

stock options, restricted

stock units, and performance

share units are computed

by the treasury stock
method.

Stock

options,

restricted

stock

units,

and

performance

share

units

excluded

from

our

computation

of

diluted

EPS
because they were not dilutive were as follows:

Fiscal Year
In Millions 2025 2024 2023
Anti-dilutive stock options, restricted stock units,

and performance share units
4.7
2.1
0.8
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

2025 or fiscal 2024.

We do
no
t expect to be required

to make
any

contributions

to

our

principal

U.S.

plans

in

fiscal

2026.

Our

principal

U.S.

retirement

plan

covering

salaried

employees

has

a
provision that any excess pension assets would be allocated to active participants if the plan is terminated within
five years

of a change
in control.

All salaried employees

hired on

or after June 1,

2013, are

eligible for

a retirement program

that does not

include a defined
benefit pension plan.

Other Postretirement Benefit Plans

We

also

sponsor

plans

that

provide

health

care

benefits

to

many

of our

retirees

in

the United

States,

Canada,

and

Brazil.

The

U.S.
salaried

health

care

benefit

plan

is

contributory,

with

retiree

contributions

based

on

years

of

service.

We

make

decisions

to

fund
related trusts

for certain

employees and

retirees on an

annual basis.

We

made
no

voluntary contributions

to these

plans in fiscal

2025
or fiscal 2024. We

do
no
t expect to be required to make any contributions to these plans in fiscal 2026.
Health Care Cost Trend

Rates

Assumed health care cost trends are as follows:

Fiscal Year
2025 2024
Health care cost trend rate for next year
7.9
% and
7.9
%
7.3
% and
7.3
%
Rate to which the cost trend rate is assumed to decline (ultimate rate)
4.5
%
4.5
%
Year

that the rate reaches the ultimate trend rate
2034
2033

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
7.9

percent for retirees age

65 and over and for

retirees under age 65 at

the end of fiscal 2025.

Rates are graded down annually

until
the

ultimate

trend

rate

of
4.5

percent

is

reached

in
2034

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
Summarized

financial

information

about

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plans

is
presented below:

Defined Benefit Pension
Plans
Other
Postretirement
Benefit Plans
Postemployment
Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2025 2024 2025 2024 2025 2024
Change in Plan Assets:
Fair value at beginning of year $
5,439.7
$
5,778.6
$
463.2
$
456.0
Actual return on assets
188.6
(23.2)
35.7
45.6
Employer contributions
30.7
30.0
0.1
0.1
Plan participant contributions
2.4
2.0
6.6
6.4
Benefits payments
(349.5)
(349.5)
(47.6)
(44.9)
Foreign currency
5.3
1.8
-
-
Fair value at end of year (a) $
5,317.2
$
5,439.7
$
458.0
$
463.2
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year $
5,801.7
$
5,970.7
$
403.0
$
430.6
$
129.0
$
131.0
Service cost
51.8
56.8
4.3
4.7
7.0
7.4
Interest cost
306.9
296.5
21.1
21.3
4.0
4.0
Plan amendment
0.4
1.2
-
-
-
(9.6)
Curtailment/other
-
(13.9)
-
-
8.1
10.2
Plan participant contributions
2.4
2.0
6.6
6.4
-
-
Actuarial (gain) loss
(191.4)
(174.4)
(48.1)
(14.1)
(2.1)
10.3
Benefits payments
(349.5)
(339.1)
(49.0)
(45.7)
(22.9)
(24.3)
Foreign currency
5.2
1.9
(0.5)
(0.2)
-
-
Projected benefit obligation at end of year (a) $
5,627.5
$
5,801.7
$
337.4
$
403.0
$
123.1
$
129.0
Plan assets (less) more than benefit obligation as of

fiscal year end (b)
$
(310.3)
$
(362.0)
$
120.6
$
60.2
$
(123.1)
$
(129.0)
(a)

Plan assets and obligations are measured as of
May 31, 2025
, and
May 31, 2024
.
During fiscal

2025, the

decrease in

defined benefit

pension obligations

was primarily

driven by

actuarial gains

due to

an increase

in
the discount

rate, and

the decrease

in other

postretirement obligations

was primarily

driven by

actuarial gains

due to plan

experience.
During fiscal 2024,

the decreases in defined

benefit pension obligations

and other postretirement

obligations were primarily

driven by
actuarial gains due to an increase in the discount rate.
As of May 25, 2025,

other postretirement benefit plans

had benefit obligations of

$
9.4

million that are unfunded.

As of May 26, 2024,
other

postretirement

benefit

plans had

benefit

obligations

of $
11.5

million

that are

unfunded.

Postemployment

benefit plans

are

not
funded and had benefit obligations of $
123.1

million and $
129.0

million as of May 25, 2025, and May 26, 2024, respectively.

The

accumulated

benefit

obligation

for

all

defined

benefit

pension

plans

was

$
5,540.2

million

as

of

May 25,

2025,

and
$
5,684.1

million as of May 26, 2024.
Amounts recognized in AOCI as of May 25, 2025, and May 26, 2024, are as follows:

Defined Benefit Pension
Plans
Other Postretirement
Benefit Plans
Postemployment
Benefit Plans Total
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions 2025 2024 2025 2024 2025 2024 2025 2024
Net actuarial (loss) gain $
(1,935.4)
$
(1,991.1)
$
212.7
$
190.4
$
(4.1)
$
(5.6)
$
(1,726.8)
$
(1,806.3)
Prior service (costs) credits
(7.5)
(9.8)
67.4
84.7
6.0
6.8
65.9
81.7
Amounts recorded in accumulated

other comprehensive loss
$
(1,942.9)
$
(2,000.9)
$
280.1
$
275.1
$
1.9
$
1.2
$
(1,660.9)
$
(1,724.6)
Plans with accumulated benefit obligations in excess of plan assets as of May

25, 2025, and May 26, 2024 are as follows:

Defined Benefit Pension Plans
Fiscal Year
In Millions 2025 2024
Projected benefit obligation $
449.7
$
449.4
Accumulated benefit obligation
440.1
438.8
Plan assets at fair value
16.3
12.0
Components of net periodic benefit expense are as follows:

Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
In Millions 2025 2024 2023 2025 2024 2023 2025 2024 2023
Service cost $
51.8
$
56.8
$
70.3
$
4.3
$
4.7
$
5.1
$
7.0
$
7.4
$
8.4
Interest cost
306.9
296.5
258.5
21.1
21.3
17.9
4.0
4.0
3.1
Expected return on

plan assets
(420.1)
(417.7)
(420.5)
(35.9)
(34.7)
(31.1)
-
-
-
Amortization of losses

(gains)
100.4
86.5
113.2
(20.5)
(20.4)
(19.3)
0.5
0.1
0.4
Amortization of prior

service costs

(credits)
1.4
1.8
1.5
(22.1)
(21.8)
(23.2)
(1.6)
0.3
0.3
Other adjustments
-
-
-
-
-
-
11.5
8.3
10.4
Settlement or

curtailment gains
-
(4.0)
(0.7)
-
-
-
-
-
-
Net expense (income) $
40.4
$
19.9
$
22.3
$
(53.1)
$
(50.9)
$
(50.6)
$
21.4
$
20.1
$
22.6
Assumptions
Weighted-average

assumptions used to determine fiscal year-end benefit obligations are as follows:

Defined Benefit Pension
Plans
Other Postretirement
Benefit Plans
Postemployment Benefit
Plans
Fiscal Year Fiscal Year Fiscal Year
2025 2024 2025 2024 2025 2024
Discount rate
5.79
%
5.52
%
5.67
%
5.52
%
5.04
%
5.05
%
Rate of salary increases
3.88
4.23
-
-
4.13
4.46

Weighted-average

assumptions used to determine fiscal year net periodic benefit expense are as follows:

Defined Benefit Pension Plans
Other Postretirement Benefit
Plans Postemployment Benefit Plans
Fiscal Year Fiscal Year Fiscal Year
2025 2024 2023 2025 2024 2023 2025 2024 2023
Discount rate
5.52
%
5.18
%
4.39
%
5.52
%
5.19
%
4.36
%
5.05
%
4.55
%
3.62
%
Service cost

effective rate
5.58
5.27
4.57
5.58
5.15
4.41
5.37
5.00
3.69
Interest cost

effective rate
5.40
5.06
4.03
5.38
4.96
3.80
5.05
4.61
3.35
Rate of

salary increases
4.23
4.20
4.18
-
-
-
4.46
4.46
4.46
Expected long-term

rate of return on

plan assets
7.63
7.13
6.70
7.79
7.34
6.76
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

May 31, 2025 May 31, 2024
In Millions Level 1 Level 2 Level 3
Total
Assets Level 1 Level 2 Level 3
Total
Assets
Fair value measurement of pension

plan assets:
Equity (a) $
200.6
$
383.8
$
-
$
584.4
$
225.9
$
391.4
$
-
$
617.3
Fixed income (b)
1,529.7
2,019.2
-
3,548.9
1,497.0
2,014.4
-
3,511.4
Real asset investments (c)
59.7
-
-
59.7
82.6
-
-
82.6
Other investments (d)
-
-
0.1
0.1
-
-
0.1
0.1
Cash and accruals
137.2
0.1
-
137.3
158.3
0.1
-
158.4
Fair value measurement of pension

plan assets
$
1,927.2
$
2,403.1
$
0.1
$
4,330.4
$
1,963.8
$
2,405.9
$
0.1
$
4,369.8
Assets measured at net asset value (e)
986.8
1,069.9
Total pension plan

assets
$
5,317.2
$
5,439.7
Fair value measurement of

postretirement benefit plan assets:
Fixed income (b) $
90.5
$
-
$
-
$
90.5
$
95.1
$
-
$
-
$
95.1
Cash and accruals
33.7
-
-
33.7
24.9
-
-
24.9
Fair value measurement of

postretirement benefit

plan assets
$
124.2
$
-
$
-
$
124.2
$
120.0
$
-
$
-
$
120.0
Assets measured at net asset value (e)
333.8
343.2
Total postretirement

benefit

plan assets
$
458.0
$
463.2
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
(c)

Publicly traded common stocks in

energy,

real estate, and infrastructure for

the purpose of total return, which

are generally valued
at closing prices from national exchanges.
(d)

Insurance and

annuity contracts

to provide

a stable

stream of

income for

pension retirees.

Fair values

are based

on the

fair value
of the underlying investments and contract fair values established by the providers.
(e)

Primarily limited

partnerships, trust-owned

life insurance,

common collective

trusts, and

certain private

equity securities

that are
measured at fair value using

the net asset value per

share (or its equivalent) practical

expedient and have not been

classified in the
fair value hierarchy.
There were
no

transfers into or out of level 3 investments in fiscal 2025. During fiscal

2024, the initial public offering of certain equity
securities

previously

priced

using

non-observable

inputs

resulted

in

the

transfer

of

$
34.3

million

out

of

level

3

investments.

There
were
no

transfers into level 3 investments in fiscal 2024.
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

Defined Benefit Pension Plans Other Postretirement Benefit Plans
Fiscal Year Fiscal Year
2025 2024 2025 2024
Asset category:
United States equities
6.4
%
7.2
%
26.0
%
27.8
%
International equities
4.4
4.1
14.9
14.4
Private equities
9.3
10.2
9.1
11.2
Fixed income
70.9
68.3
50.0
46.6
Real assets
9.0
10.2
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
8

percent

to

equities

in

the

United

States;
5

percent

to

international
equities;
7

percent to private

equities;
71

percent to fixed

income; and
9

percent to real

assets (real estate,

energy,

and infrastructure).
For other U.S. postretirement benefit plans, the long-term investment policy allocations are:
26

percent to equities in the United States;
13

percent to international

equities;
7

percent to total

private equities; and
54

percent to fixed

income.

The actual allocations

to these
asset classes may vary tactically around the long-term policy allocations based on relative market valuations.
Contributions and Future Benefit Payments
We

do
no
t

expect

to

be

required

to

make

contributions

to

our

defined

benefit

pension,

other

postretirement

benefit,

and
postemployment benefit

plans in

fiscal 2026.

Actual fiscal

2026 contributions

could exceed

our current

projections, as

influenced by
our decision

to undertake

discretionary funding

of our benefit

trusts and

future changes

in regulatory

requirements. Estimated

benefit
payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2026 to fiscal 2035 as follows:

In Millions
Defined Benefit
Pension Plans
Other
Postretirement
Benefit Plans
Gross Payments
Postemployment
Benefit Plans
Fiscal 2026 $
360.9
$
30.9
$
22.8
Fiscal 2027
367.0
28.6
19.2
Fiscal 2028
372.7
28.0
17.6
Fiscal 2029
378.1
27.4
15.5
Fiscal 2030
382.9
26.7
13.9
Fiscal 2031-2035
1,965.2
121.2
56.9
Defined Contribution Plans

The

General

Mills

Savings

Plan

is

a

defined

contribution

plan

that

covers

domestic

salaried,

hourly,

nonunion,

and

certain

union
employees.

This plan

is a

401(k)

savings plan

that includes

a number

of investment

funds, including

a Company

stock fund

and an
Employee Stock

Ownership Plan

(ESOP). We

sponsor another

money purchase

plan for

certain domestic

hourly employees

with net
assets of $
19.7

million as of May 25, 2025, and $
19.5

million as of May 26, 2024. We

also sponsor defined contribution plans in many
of

our

foreign

locations.

Our

total

recognized

expense

related

to

defined

contribution

plans

was

$
96.1

million

in

fiscal

2025,
$
94.0

million in fiscal 2024, and $
97.2

million in fiscal 2023.
We

match a

percentage of

employee contributions

to the

General Mills

Savings Plan.

The Company

match is

directed to

investment
options

of

the

participant’s

choosing.

The

number

of

shares

of

our

common

stock

allocated

to

participants

in

the

ESOP

was
3.2
million as

of May

25, 2025,

and
3.5

million as

of May

26, 2024.

The ESOP’s

only assets

are our

common stock

and temporary

cash
balances.
The Company stock fund and the ESOP collectively held

$
292.7

million and $
393.0

million of Company common stock as of May 25,
2025, and May 26, 2024, respectively.

NOTE 15. INCOME TAXES

The

components

of

earnings

before

income

taxes

and

after-tax

earnings

from

joint

ventures

and

the

corresponding

income

taxes
thereon are as follows:

Fiscal Year
In Millions 2025 2024 2023
Earnings before income taxes and after-tax earnings

from joint ventures:
United States $
2,493.2
$
2,907.0
$
2,740.5
Foreign
341.8
121.3
400.0
Total earnings

before income taxes and after-tax earnings from joint ventures
$
2,835.0
$
3,028.3
$
3,140.5
Income taxes:
Currently payable:
Federal $
549.0
$
512.8
$
487.1
State and local
80.1
72.0
82.2
Foreign
65.5
58.2
65.1
Total current
694.6
643.0
634.4
Deferred:
Federal
(62.6)
27.4
9.6
State and local
(3.3)
9.7
(8.1)
Foreign
(55.0)
(85.6)
(23.7)
Total deferred
(120.9)
(48.5)
(22.2)
Total income

taxes
$
573.7
$
594.5
$
612.2
The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Year
2025 2024 2023
United States statutory rate
21.0
%
21.0
%
21.0
%
State and local income taxes, net of federal tax benefits
2.1
2.1
1.5
Foreign rate differences
(1.7)
(1.6)
(1.0)
Research and development tax credit
(1.5)
(1.2)
-
Stock based compensation
(0.2)
(0.3)
(1.0)
Divestitures, net
(0.3)
-
(0.8)
Other, net
0.8
(0.4)
(0.2)
Effective income tax rate
20.2
%
19.6
%
19.5
%

The tax effects of temporary differences that

give rise to deferred tax assets and liabilities are as follows:

In Millions May 25, 2025 May 26, 2024
Accrued liabilities $
42.9
$
43.6
Compensation and employee benefits
144.3
147.7
Unrealized hedges
23.1
-
Pension
74.2
83.0
Tax credit carryforwards
58.1
48.6
Stock, partnership, and miscellaneous investments
4.0
3.6
Capitalized research and development
305.5
103.6
Prepayments
65.9
-
Capital losses
28.5
71.7
Net operating losses
265.2
259.6
Other
161.1
92.3
Gross deferred tax assets
1,172.8
853.7
Valuation

allowance
253.7
255.5
Net deferred tax assets
919.1
598.2
Brands
1,436.0
1,429.4
Fixed assets
496.1
393.2
Intangible assets
247.3
195.8
Tax lease transactions
-
3.4
Inventories
31.3
34.2
Stock, partnership, and miscellaneous investments
512.2
439.7
Unrealized hedges
-
20.2
Other
110.9
115.4
Gross deferred tax liabilities
2,833.8
2,631.3
Net deferred tax liability $
1,914.7
$
2,033.1
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
Information about our valuation allowance follows:

In Millions May 25, 2025
Pillsbury acquisition losses $
106.4
State and foreign loss carryforwards
59.0
Capital loss carryforwards
20.9
Other
67.4
Total $
253.7
As of May 25, 2025, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.

Information about our tax loss carryforwards follows
:

In Millions May 25, 2025
Foreign loss carryforwards $
256.0
Federal operating loss carryforwards
2.3
State operating loss carryforwards
6.9
Total tax loss carryforwards $
265.2

Our foreign loss carryforwards expire as follows:

In Millions May 25, 2025
Expire in fiscal 2026 and 2027 $
2.9
Expire in fiscal 2028 and beyond
13.9
Do not expire (a)
239.2
Total foreign loss carryforwards $
256.0

(a)

Of the total foreign loss carryforwards, $
218.6

million are held in Brazil for which we have not recorded a valuation allowance.
The United States Congress

is currently drafting new

tax legislation referred to

as the One Big Beautiful

Bill Act. We

will continue to
monitor developments as the legislation progresses and evaluate any potential impacts on our financial statements.
In

December

2021,

the

Organization

for

Economic

Cooperation

and

Development

(OECD)

established

a

framework,

referred

to

as
Pillar

2,

designed

to

ensure

large

multinational

enterprises

pay

a

minimum

15

percent

level

of

tax

on

the

income

arising

in

each
jurisdiction

in

which

they

operate.

Numerous

countries

have

already

enacted

the

OECD

model

rules

effective

for

taxable

years
beginning

after

December

31,

2023,

which

for

us

was

fiscal

2025.

There

was

no

material

impact

on

our

consolidated

financial
statements.

Several

other

countries

have

enacted

or

drafted

legislation

that

is

not

yet

effective

for

us,

and

we

do

not

expect

this
legislation

to

have

a

material

impact

on

our

consolidated

financial

statements.

We

will

continue

to monitor

for

new

legislation

and
guidance and evaluate any potential impact on our consolidated financial statements.
On August

16, 2022,

the Inflation

Reduction Act

(IRA) was

signed into

law.

The IRA

introduces

a Corporate

Alternative Minimum
Tax beginning

in our fiscal 2024 and an excise tax on the repurchase of corporate stock starting after

January 1, 2023. The IRA did not
have a material impact on our financial results, including our annual effective tax rates and liquidity.
As of

May 25,

2025, we

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
The Brazilian

tax authority,

Secretaria da

Receita Federal

do Brasil (RFB),

has concluded

audits of

our 2012

through 2020

tax return
years. These

audits included

a review

of our

determinations of

amortization of

certain goodwill

arising from

the acquisition

of Yoki
Alimentos

S.A.

The

RFB

has

proposed

adjustments

that

effectively

eliminate

the

goodwill

amortization

benefits

related

to

this
transaction. We

believe we have meritorious defenses

and intend to continue to contest

the disallowance for all years.

Tax return

years
2012 through 2013 have been resolved with no adjustments.

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

for fiscal 2025
and

fiscal 2024.

Approximately

$
98.2

million of

this total

in fiscal

2025

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

Fiscal Year
In Millions 2025 2024
Balance, beginning of year $
149.0
$
181.2
Tax positions related

to current year:
Additions
48.7
24.6
Tax positions related

to prior years:
Additions
13.0
6.3
Reductions
(2.8)
(55.2)
Settlements
(2.6)
(0.8)
Lapses in statutes of limitations
(6.3)
(7.1)
Balance, end of year $
199.0
$
149.0
As of

May 25,

2025, we do
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

2025,

we
recognized

a

net

expense

of

$
2.7

million

of

tax-related

net

interest

and

penalties,

and

had

$
27.0

million

of

accrued

interest

and
penalties as of

May 25, 2025. For

fiscal 2024, we recognized

a net benefit of

$
6.1

million of tax-related net

interest and penalties, and
had $
24.2

million of accrued interest and penalties as of May 26, 2024.
NOTE 16. COMMITMENTS AND CONTINGENCIES

As

of

May

25,

2025,

we

have

issued

guarantees

with

various

terms

of

$
163.5

million

for

the

debt

and

other

obligations

of

non-
consolidated affiliates, mainly CPW.

This amount represents the

maximum potential obligation that

we could be required to pay

under
the guarantees.

We

have determined

the likelihood

of any

significant

amounts being

paid under

these guarantees

to be

remote.

Off-
balance sheet arrangements were not material as of May 25, 2025.

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
the composition of our

reportable segments or information

reviewed by our CODM and

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

life stages, flavors,

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
Our CODM

is the

Chairman of

the Board

and Chief

Executive Officer.

The CODM

predominantly uses

segment operating

profit in
the

annual

planning

process

which

includes

segment

operating

profit

performance

targets.

The

CODM

assesses

progress

against
performance targets

by comparing

segment operating

profit actual-to-plan variances

on a monthly

basis. The performance

assessment
completed by the

CODM is used to

determine whether resource

allocations require adjustment

and contributes to

the determination of
incentive compensation.
Operating

profit

for

these

segments

excludes

unallocated

corporate

items,

gain

or

loss

on

divestitures,

and

restructuring,
transformation,

impairment,

and

other

exit

costs.

Results

from

certain

businesses

managed

by

our

Strategic

Growth

Office

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

Our operating segment results were as follows:

Fiscal Year

2025
In Millions
North
America
Retail International
North
America Pet
North
America
Foodservice Total
Segment net sales $
11,907.0
$
2,797.8
$
2,470.8
$
2,300.9
$
19,476.5
Corporate and other net sales
10.1
Total net sales $
19,486.6
Cost of sales $
7,472.1
$
2,110.6
$
1,476.4
$
1,772.9
Selling, general, and

administrative expenses
1,705.0
590.8
493.4
172.6
Segment operating profit $
2,729.9
$
96.4
$
501.0
$
355.4
$
3,682.7
Unallocated corporate items
395.5
Divestitures gain, net
(95.9)
Restructuring, transformation,

impairment, and other

exit costs
78.3
Operating profit $
3,304.8

Fiscal Year

2024
In Millions
North
America
Retail International
North
America Pet
North
America
Foodservice Total
Segment net sales $
12,473.4
$
2,746.5
$
2,375.8
$
2,258.7
$
19,854.4
Corporate and other net sales
2.8
Total net sales $
19,857.2
Cost of sales $
7,650.8
$
2,073.4
$
1,446.8
$
1,781.9
Selling, general, and

administrative expenses
1,742.2
547.9
443.1
161.3
Segment operating profit $
3,080.4
$
125.2
$
485.9
$
315.5
$
4,007.0
Unallocated corporate items
333.9
Restructuring, transformation,

impairment, and other

exit costs
241.4
Operating profit $
3,431.7

Fiscal Year

2023
In Millions
North
America
Retail International
North
America Pet
North
America
Foodservice Total
Net sales $
12,659.9
$
2,769.5
$
2,473.3
$
2,191.5
$
20,094.2
Cost of sales
7,782.2
2,055.2
1,611.7
1,749.5
Selling, general, and

administrative expenses
1,696.4
552.5
416.1
152.0
Segment operating profit $
3,181.3
$
161.8
$
445.5
$
290.0
$
4,078.6
Unallocated corporate items
1,033.2
Divestitures gain, net
(444.6)
Restructuring, transformation,

impairment, and other

exit costs
56.2
Operating profit $
3,433.8

Net sales for our North America Retail operating units were as follows:

Fiscal Year
In Millions 2025 2024 2023
U.S. Meals & Baking Solutions $
4,238.9
$
4,324.3
$
4,426.3
U.S. Morning Foods
3,439.9
3,561.8
3,620.1
U.S. Snacks
3,356.3
3,538.9
3,611.0
Canada
871.9
1,048.4
1,002.5
Total $
11,907.0
$
12,473.4
$
12,659.9
Net sales by class of similar products were as follows:

Fiscal Year
In Millions 2025 2024 2023
Snacks $
4,187.4
$
4,327.3
$
4,431.5
Cereal
3,078.6
3,187.5
3,209.5
Convenient meals
2,816.1
2,906.5
2,961.6
Pet
2,585.8
2,382.7
2,476.0
Dough
2,384.2
2,423.6
2,390.5
Baking mixes and ingredients
1,940.2
1,996.0
2,037.3
Yogurt
1,391.6
1,482.5
1,472.9
Super-premium ice cream
721.6
728.7
703.7
Other
381.1
422.4
411.2
Total $
19,486.6
$
19,857.2
$
20,094.2
The following tables provide financial information by geographic area:

Fiscal Year
In Millions 2025 2024 2023
Net sales:
United States $
15,780.4
$
16,062.2
$
16,322.2
Non-United States
3,706.2
3,795.0
3,772.0
Total $
19,486.6
$
19,857.2
$
20,094.2

In Millions May 25, 2025 May 26, 2024
Cash and cash equivalents:
United States $
47.8
$
87.8
Non-United States
316.1
330.2
Total $
363.9
$
418.0

In Millions May 25, 2025 May 26, 2024
Land, buildings, and equipment:
United States $
3,036.6
$
3,155.3
Non-United States
596.0
708.6
Total $
3,632.6
$
3,863.9

NOTE 18. SUPPLEMENTAL

INFORMATION
The components of certain Consolidated Balance Sheets accounts are as follows:

In Millions May 25, 2025 May 26, 2024
Receivables:
Customers $
1,829.1
$
1,721.2
Less allowance for doubtful accounts
(33.2)
(25.0)
Total $
1,795.9
$
1,696.2

In Millions May 25, 2025 May 26, 2024
Inventories:
Finished goods $
1,883.9
$
1,827.7
Raw materials and packaging
460.0
500.5
Grain
112.5
111.1
Excess of FIFO over LIFO cost (a)
(545.6)
(541.1)
Total $
1,910.8
$
1,898.2
(a)
Inventories

of

$
1,305.6

million

as

of

May

25,

2025,

and

$
1,135.3

million

as

of

May

26,

2024,

were

valued

at

LIFO.

The
difference between

replacement cost

and the

stated LIFO

inventory value

is not

materially different

from the

reserve for

the
LIFO valuation method.

In Millions May 25, 2025 May 26, 2024
Prepaid expenses and other current assets:
Prepaid expenses $
269.0
$
266.1
Other receivables
141.2
221.6
Derivative receivables
11.6
20.8
Miscellaneous
42.9
60.0
Total $
464.7
$
568.5

In Millions May 25, 2025 May 26, 2024
Land, buildings, and equipment:
Equipment $
6,722.2
$
6,985.6
Buildings
2,535.8
2,640.2
Construction in progress
598.1
899.9
Capitalized software
531.6
506.8
Land
50.4
57.3
Equipment under finance lease
7.3
10.3
Buildings under finance lease
0.3
0.3
Total land,

buildings, and equipment
10,445.7
11,100.4
Less accumulated depreciation
(6,813.1)
(7,236.5)
Total $
3,632.6
$
3,863.9

In Millions May 25, 2025 May 26, 2024
Other assets:
Investments in and advances to joint ventures $
431.9
$
397.9
Right of use operating lease assets
399.1
366.1
Deferred income taxes
186.1
167.5
Pension assets
144.7
89.1
Miscellaneous
297.2
273.9
Total $
1,459.0
$
1,294.5

In Millions May 25, 2025 May 26, 2024
Other current liabilities:
Accrued trade and consumer promotions $
527.2
$
502.3
Accrued payroll
311.7
304.7
Accrued interest, including interest rate swaps
148.9
88.1
Current portion of operating lease liabilities
115.3
102.2
Accrued taxes
102.1
82.1
Restructuring, transformation, and other exit costs reserve
77.1
14.8
Derivative payables
31.5
20.6
Dividends payable
22.9
20.9
Miscellaneous
287.3
283.7
Total $
1,624.0
$
1,419.4

In Millions May 25, 2025 May 26, 2024
Other non-current liabilities:
Accrued compensation and benefits, including obligations for underfunded other

postretirement benefit and postemployment benefit plans
$
642.5
$
708.6
Non-current portion of operating lease liabilities
302.8
282.8
Accrued taxes
215.9
186.8
Miscellaneous
67.4
105.3
Total $
1,228.6
$
1,283.5
Please see Note 3 for additional information on certain assets and liabilities classified as held for sale as of May 25, 2025.
Certain Consolidated Statements of Earnings amounts are as follows:

Fiscal Year
In Millions 2025 2024 2023
Depreciation and amortization $
539.0
$
552.7
$
546.6
Research and development expense
256.6
257.8
257.6
Advertising and media expense (including production and

communication costs)
847.5
824.6
810.0
The components of interest, net are as follows:

Fiscal Year
In Millions 2025 2024 2023
Interest expense $
559.6
$
509.4
$
400.5
Capitalized interest
(10.8)
(11.4)
(4.4)
Interest income
(24.6)
(18.8)
(14.0)
Interest, net $
524.2
$
479.2
$
382.1
Certain Consolidated Statements of Cash Flows amounts are as follows:

Fiscal Year
In Millions 2025 2024 2023
Cash interest payments $
474.4
$
464.4
$
337.1
Cash paid for income taxes
599.2
660.5
682.6

NOTE 19. QUARTERLY

DATA

(UNAUDITED)
Summarized quarterly data for fiscal 2025 and fiscal 2024 follows:

First Quarter Second Quarter Third Quarter Fourth Quarter
Fiscal Year Fiscal Year Fiscal Year Fiscal Year
In Millions, Except Per

Share Amounts
2025 2024 2025 2024 2025 2024 2025 2024
Net sales $
4,848.1
$
4,904.7
$
5,240.1
$
5,139.4
$
4,842.2
$
5,099.2
$
4,556.2
$
4,713.9
Gross margin
1,688.8
1,770.5
1,931.1
1,765.9
1,639.1
1,707.4
1,474.0
1,688.3
Net earnings attributable to

General Mills
579.9
673.5
795.7
595.5
625.6
670.1
294.0
557.5
EPS:
Basic $
1.03
$
1.15
$
1.43
$
1.03
$
1.14
$
1.18
$
0.53
$
0.98
Diluted $
1.03
$
1.14
$
1.42
$
1.02
$
1.12
$
1.17
$
0.53
$
0.98
In

the

fourth

quarter

of

fiscal

2025,

we

approved

a

multi-year

global

transformation

initiative

to

drive

increased

productivity

by
enhancing

end-to-end

business

processes

and

recorded

$
70.1

million

of

charges.

We

also

recorded

$
17.4

million

of

restructuring
charges

related to

actions previously

announced.

Additionally,

we purchased

the outstanding

GMC Class

A Interests

from

the third-
party

holder

for

$
252.8

million,

which

reflected

an

original

capital

account

balance

of

$
242.3

million

and

$
10.5

million

primarily
related

to

capital

account

appreciation.

We

also

recorded

$
16.2

million

of

transaction

costs,

primarily

related

to

the

definitive
agreement to

sell our

U.S. yogurt

business, and

$
6.7

million of

integration costs

related to

the fiscal

2025 acquisition

of Whitebridge
Pet Brands and the fiscal 2024 acquisition of a pet food business in Europe.
In

the

fourth

quarter

of

fiscal

2024,

we

recorded

$
103.1

million

of

non-cash

impairment

charges

related

to

our
Top

Chews
, True
Chews , and EPIC

brand intangible

assets. We

also recorded

a $
53.2

million legal

recovery.

In addition,

we recorded

$
13.4

million of
transaction costs related to our acquisition of a pet food business in Europe.

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
Goodwill.

The difference between

the purchase price of acquired

companies plus the fair value

of any noncontrolling interests and

the
related fair values of net assets acquired.
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
OCI.

Other comprehensive income (loss).

Operating

cash

flow

conversion

rate.

Net

cash

provided

by

operating

activities,

divided

by

net

earnings,

including

earnings
attributable to noncontrolling interests.
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

There were

no changes

in our

internal control

over financial

reporting (as

defined in

Rule 13a-15(f)

under the

1934 Act)

during our
fiscal quarter ended May

25, 2025, that have materially

affected, or are reasonably

likely to materially affect,

our internal control

over
financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The

management

of

General

Mills,

Inc.

is

responsible

for

establishing

and

maintaining

adequate

internal

control

over

financial
reporting,

as

such

term

is

defined

in

Rule

13a-15(f)

under

the

1934

Act.

The

Company’s

internal

control

system

was

designed

to
provide

reasonable

assurance

to

our

management

and

the

Board

of

Directors

regarding

the

preparation

and

fair

presentation

of
published

financial

statements.

Under

the

supervision

and

with

the

participation

of

management,

including

our

Chief

Executive
Officer and Chief Financial Officer,

we conducted an assessment of the effectiveness

of our internal control over financial reporting

as
of May 25, 2025. In

making this assessment, management

used the criteria set forth

by the Committee of Sponsoring

Organizations of
the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) .
Based

on

our

assessment

using

the

criteria

set

forth

by

COSO

in
Internal

Control

–

Integrated

Framework

(2013)
,

management
concluded that our internal control over financial reporting was effective as of May 25, 2025.
KPMG

LLP,

our

independent

registered

public

accounting

firm,

has

issued

a

report

on the

effectiveness

of

the Company’s

internal
control over financial reporting.
/s/ J. L. Harmening

/s/ K. A. Bruce
J. L. Harmening

K. A. Bruce
Chief Executive Officer

Chief Financial Officer
June 25, 2025
Our independent registered public accounting firm’s

attestation report on our internal control over financial reporting is included in the
“Report of Independent Registered Public Accounting Firm” in Item

8 of this report.
ITEM 9B - Other Information

During

the fiscal

quarter ended

May 25,

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

for our 2025

Annual Meeting

of Shareholders

is
incorporated herein

by reference. The

information regarding our
insider trading policy

set forth in

the section entitled

“Key Policies –
Supplemental Information”

contained in our

definitive Proxy Statement

for our 2025

Annual Meeting of

Shareholders is incorporated
herein by reference.
Information regarding our executive officers is set forth in

Item 1 of this report.
The

information

regarding

our

Audit

Committee,

including

the

members

of

the

Audit

Committee

and

audit

committee

financial
experts, set forth

in the section

entitled “Board

Committees and

Their Functions”

contained in our

definitive Proxy

Statement for

our
2025 Annual Meeting of Shareholders is incorporated herein by reference.
We

have adopted a

Code of Conduct

applicable to all employees,

including our principal

executive officer,

principal financial officer,
and

principal

accounting

officer.

A

copy

of

the

Code

of Conduct

is

available

on

our

website

at

https://www.general

mills.com.
We
intend

to

post

on

our

website

any

amendments

to

our

Code

of

Conduct

and

any

waivers

from

our

Code

of

Conduct

for

principal
officers.

ITEM 11 - Executive Compensation

The

information

contained

in

the

sections

entitled

“Executive

Compensation,”

“Director

Compensation,”

and

“Overseeing

Risk
Management” in our definitive Proxy Statement for our 2025 Annual

Meeting of Shareholders is incorporated herein by reference.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters
The

information

contained

in

the

section

entitled

“Ownership

of

General

Mills

Common

Stock

by

Directors,

Officers

and

Certain
Beneficial

Owners”

in

our

definitive

Proxy

Statement

for

our

2025

Annual

Meeting

of

Shareholders

is

incorporated

herein

by
reference.

Equity Compensation Plan Information
The following table provides certain information as of May 25, 2025,

with respect to our equity compensation plans:
Plan Category
Number of Securities to be
Issued upon Exercise of
Outstanding Options,
Warrants and Rights (1)
Weighted-Average
Exercise Price of
Outstanding Options,
Warrants and
Rights (2) (a)
Number of Securities Remaining
Available for

Future Issuance Under
Equity Compensation Plans (Excluding
Securities Reflected in Column (1)) (3)
Equity compensation plans

approved by

security holders
18,583,239 (b) $ 59.84 29,469,159 (d)
Equity compensation plans

not approved by

security holders
82,622 (c) - -
Total 18,665,861 $ 59.84 29,469,159
(a)
Only includes the weighted-average exercise price of outstanding options,

whose weighted-average term is 4.7 years.
(b)
Includes 12,433,587

stock options,

3,369,206 restricted

stock units,

779,969 performance

share units

(assuming pay

out for
target performance), and 2,000,477 restricted stock units that have vested and been deferred.
(c)
Includes 82,622 restricted

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

Compensation Plan, which has 29,469,159

shares available for
grant at May 25, 2025.
ITEM 13 - Certain Relationships and Related Transactions,

and Director Independence
The

information

set forth

in the

section

entitled “Board

Independence

and Related

Person

Transactions”

contained

in our

definitive
Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14 - Principal Accountant Fees and Services

The

information

contained

in

the

section

entitled

“Independent

Registered

Public

Accounting

Firm

Fees”

in

our

definitive

Proxy
Statement for our 2025 Annual Meeting of Shareholders is incorporated herein by reference.
PART

IV
ITEM 15 – Exhibits and Financial Statement Schedules

1.

Financial Statements:

The following financial statements are included in Item 8 of this report:
Consolidated Statements of Earnings for the fiscal years ended May 25, 2025, May 26,

2024, and May 28, 2023.

Consolidated

Statements

of

Comprehensive

Income

for

the

fiscal

years

ended

May

25,

2025,

May

26,

2024,

and

May

28,
2023.
Consolidated Balance Sheets as of May 25, 2025 and May 26, 2024.

Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2025,

May 26, 2024, and May 28, 2023.
Consolidated Statements of Total

Equity for the fiscal years ended May 25, 2025, May 26, 2024, and May 28, 2023.
Notes to Consolidated Financial Statements.

Report of Management Responsibilities.

Report of Independent Registered Public Accounting Firm. PCAOB ID:
185
.
2.

Financial Statement Schedule:

For the fiscal years ended May 25, 2025, May 26, 2024, and May 28, 2023:
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
10.14
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
10.16
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
10.19
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
10.21
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
10.28
Addendum

No.

10

to

the

Protocol

of

Cereal

Partners

Worldwide,

effective

January

1,

2010,
among the

Company,

Nestle S.A.,

and CPW

S.A. (incorporated

herein by

reference to

Exhibit
10.1

to the

Company’s

Quarterly

Report

on

Form

10-Q

for the

fiscal

quarter

ended February
28, 2010).
10.29
Five-Year

Credit

Agreement,

dated

as

of

October

9,

2024,

among

the

Company,

the

several
financial institutions

from time

to time

party to

the agreement,

and Bank

of America,

N.A., as
Administrative

Agent

(incorporated

herein

by

reference

to

Exhibit

10

to

the

Company’s
Current Report on Form 8-K filed October 15, 2024).
10.30
*
Form

of

Performance

Share

Unit

Award

Agreement

(incorporated

herein

by

reference

to
Exhibit

10.1

to

the

Company’s

Quarterly

Report

on

Form

10-Q

for

the

fiscal

quarter

ended
August 25, 2024).
10.31
*
Form

of

Stock

Option

Agreement

(incorporated

herein

by

reference

to

Exhibit

10.2

to

the
Company’s Quarterly

Report on Form 10-Q for the fiscal quarter ended August 25, 2024).
10.32
*
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to
the Company’s Quarterly

Report on Form 10-Q for the fiscal quarter ended August 25, 2024).
19.1
Insider trading policies of the Company (incorporated herein by reference to Exhibit 19.1 to the
Company’s Annual Report

on Form 10-K for the fiscal year ended May 26, 2024).
21.1
Subsidiaries of the Company.
23.1
Consent of Independent Registered Public Accounting Firm.
31.1
Certification of

Chief Executive

Officer pursuant

to Section

302 of

the Sarbanes-Oxley

Act of
2002.
31.2
Certification of

Chief Financial

Officer

pursuant to

Section 302

of the

Sarbanes-Oxley

Act of
2002.
32.1
Certification of

Chief Executive

Officer pursuant

to Section

906 of

the Sarbanes-Oxley

Act of
2002.
32.2
Certification of

Chief Financial

Officer

pursuant to

Section 906

of the

Sarbanes-Oxley

Act of
2002.
97.1
Mandatory Executive Compensation Clawback Policy (incorporated herein by reference to
Exhibit 97.1 to the Company’s Annual

report on Form 10-K for the fiscal year ended May 26,
2024).
101
The following

materials from

the Company’s

Annual Report

on Form

10-K for

the fiscal

year
ended

May

25,

2025,

formatted

in

Inline

Extensible

Business

Reporting

Language:

(i)

the
Consolidated

Balance

Sheets;

(ii)

the

Consolidated

Statements

of

Earnings;

(iii)

the
Consolidated Statements

of Comprehensive

Income; (iv)

the Consolidated

Statements of

Total
Equity;

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

June 25, 2025
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
(Principal Executive Officer)
June 25, 2025
/s/ Kofi A. Bruce
Kofi A. Bruce
Chief Financial Officer
(Principal Financial Officer)
June 25, 2025
/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer

(Principal Accounting Officer)
June 25, 2025
/s/ Benno O. Dorer
Benno O. Dorer
Director June 25, 2025
/s/ C. Kim Goodwin Director June 25, 2025
C. Kim Goodwin
/s/ Maria G. Henry
Maria G. Henry
Director June 25, 2025
/s/ Jo Ann Jenkins
Jo Ann Jenkins
Director June 25, 2025
/s/ Elizabeth C. Lempres
Elizabeth C. Lempres
Director June 25, 2025
/s/ John G. Morikis
John. G. Morikis
Director June 25, 2025
/s/ Diane L. Neal
Diane L. Neal
Director June 25, 2025
/s/ Steve Odland
Steve Odland
Director June 25, 2025
/s/ Maria A. Sastre
Maria A. Sastre
Director June 25, 2025
/s/ Eric D. Sprunk
Eric D. Sprunk
Director June 25, 2025
/s/ Jorge A. Uribe
Jorge A. Uribe
Director June 25, 2025

General Mills, Inc. and Subsidiaries
Schedule II - Valuation

of Qualifying Accounts
Fiscal Year
In Millions 2025 2024 2023
Allowance for doubtful accounts:
Balance at beginning of year $
25.0
$
26.9
$
28.3
Additions charged to expense
36.6
27.6
29.6
Bad debt write-offs
(28.5)
(29.4)
(28.6)
Other adjustments and reclassifications
0.1
(0.1)
(2.4)
Balance at end of year $
33.2
$
25.0
$
26.9
Valuation

allowance for deferred tax assets:
Balance at beginning of year $
255.5
$
259.2
$
185.1
(Benefits) additions charged to expense
(1.9)
(2.3)
77.1
Adjustments due to acquisitions, translation of amounts, and other
0.1
(1.4)
(3.0)
Balance at end of year $
253.7
$
255.5
$
259.2
Reserve for restructuring and other exit charges:
Balance at beginning of year $
14.8
$
47.7
$
36.8
Additions charged to expense, including translation amounts
70.1
0.1
41.7
Net amounts utilized for restructuring activities
(7.8)
(33.0)
(30.8)
Balance at end of year $
77.1
$
14.8
$
47.7
Reserve for LIFO valuation:
Balance at beginning of year $
541.1
$
600.9
$
463.4
Increase
4.5
(59.8)
137.5
Balance at end of year $
545.6
$
541.1
$
600.9