Form 10-Q
period 2025-08-24
GENERAL MILLS INC
filed 2025-09-17
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)

☑

QUARTERLY

REPORT

PURSUANT

TO

SECTION

13

OR

15(d)

OF

THE

SECURITIES

EXCHANGE

ACT

OF

1934
FOR THE QUARTERLY

PERIOD ENDED
AUGUST 24, 2025
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
3.600% Notes due 2032
GIS 32
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
Yes
☐

No
☑
Number of

shares of

Common Stock

outstanding

as of

September 10,

2025:
533,416,422

(excluding
221,196,906

shares held

in the
treasury).

General Mills, Inc.
Table of Contents
Page
PART I – Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings for the quarters ended August 24, 2025 and August 25, 2024
4
Consolidated Statements of Comprehensive Income for the quarters ended August 24, 2025 and August 25,
2024
5
Consolidated Balance Sheets as of August 24, 2025 and May 25, 2025
6
Consolidated Statements of Total Equity for the quarters ended August 24, 2025 and August 25, 2024
7
Consolidated Statements of Cash Flows for the quarters ended August 24, 2025 and August 25, 2024
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

Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
Net sales $
4,517.5
$
4,848.1
Cost of sales
2,984.7
3,159.3
Selling, general, and administrative expenses
845.1
855.1
Divestitures gain
(1,054.4)
-
Restructuring, transformation, impairment, and other exit costs
16.3
2.2
Operating profit
1,725.8
831.5
Benefit plan non-service income
(15.1)
(13.9)
Interest, net
132.8
123.6
Earnings before income taxes and after-tax earnings

from joint ventures
1,608.1
721.8
Income taxes
410.9
157.4
After-tax earnings from joint ventures
6.8
19.2
Net earnings, including (loss) earnings attributable to noncontrolling interests
1,204.0
583.6
Net (loss) earnings attributable to noncontrolling interests
(0.2)
3.7
Net earnings attributable to General Mills $
1,204.2
$
579.9
Earnings per share – basic $
2.22
$
1.03
Earnings per share – diluted $
2.22
$
1.03
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
Net earnings, including (loss) earnings attributable to noncontrolling interests
$
1,204.0
$
583.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation
(64.7)
(61.9)
Net actuarial loss
(7.5)
-
Other fair value changes:
Hedge derivatives
5.0
(6.0)
Reclassification to earnings:
Hedge derivatives
0.8
-
Amortization of losses and prior service costs
11.4
11.6
Other comprehensive loss, net of tax
(55.0)
(56.3)
Total comprehensive

income

1,149.0
527.3
Comprehensive income attributable to noncontrolling interests
0.3
4.2
Comprehensive income attributable to General Mills $
1,148.7
$
523.1
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)
Aug. 24, 2025 May 25, 2025
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
952.9
$
363.9
Receivables
1,804.3
1,795.9
Inventories
2,051.5
1,910.8
Prepaid expenses and other current assets
431.1
464.7
Assets held for sale
-
740.4
Total current

assets
5,239.8
5,275.7
Land, buildings, and equipment
3,583.2
3,632.6
Goodwill
15,660.2
15,622.4
Other intangible assets
7,087.3
7,081.4
Other assets
1,445.1
1,459.0
Total assets $
33,015.6
$
33,071.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable $
3,740.0
$
4,009.5
Current portion of long-term debt
2,166.5
1,528.4
Notes payable
22.1
677.0
Other current liabilities
2,031.0
1,624.0
Liabilities held for sale
-
18.4
Total current

liabilities
7,959.6
7,857.3
Long-term debt
12,218.4
12,673.2
Deferred income taxes
2,056.9
2,100.8
Other liabilities
1,261.8
1,228.6
Total liabilities
23,496.7
23,859.9
Stockholders’ equity:
Common stock,
754.6

shares issued, $
0.10

par value
75.5
75.5
Additional paid-in capital
1,107.1
1,218.8
Retained earnings
22,791.1
21,917.8
Common stock in treasury,

at cost, shares of
219.9

and
212.2
(11,866.6)
(11,467.9)
Accumulated other comprehensive loss
(2,600.5)
(2,545.0)
Total stockholders’

equity
9,506.6
9,199.2
Noncontrolling interests
12.3
12.0
Total equity
9,518.9
9,211.2
Total liabilities and equity $
33,015.6
$
33,071.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total

Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)
Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
Shares Amount Shares Amount
Total equity,

beginning balance
$
9,211.2
$
9,648.5
Common stock,
1

billion shares authorized, $
0.10

par value
754.6
75.5
754.6
75.5
Additional paid-in capital:
Beginning balance
1,218.8
1,227.0
Stock compensation plans
(11.0)
(5.2)
Unearned compensation related to stock unit awards
(65.5)
(77.1)
Earned compensation
14.8
19.9
Shares purchased
(50.0)
-
Ending balance
1,107.1
1,164.6
Retained earnings:
Beginning balance
21,917.8
20,971.8
Net earnings attributable to General Mills
1,204.2
579.9
Cash dividends declared ($
0.61

and $
0.60

per share)
(330.9)
(337.8)
Ending balance
22,791.1
21,213.9
Common stock in treasury:
Beginning balance
(212.2)
(11,467.9)
(195.5)
(10,357.9)
Shares purchased, including excise tax of $
4.0

and

$
2.2

million
(8.7)
(454.0)
(4.5)
(302.2)
Stock compensation plans
1.0
55.3
1.2
58.2
Ending balance
(219.9)
(11,866.6)
(198.8)
(10,601.9)
Accumulated other comprehensive loss:
Beginning balance
(2,545.0)
(2,519.7)
Comprehensive loss
(55.5)
(56.8)
Ending balance
(2,600.5)
(2,576.5)
Noncontrolling interests:
Beginning balance
12.0
251.8
Comprehensive income
0.3
4.2
Distributions to noncontrolling interest holders
-
(5.0)
Ending balance
12.3
251.0
Total equity,

ending balance
$
9,518.9
$
9,526.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)
Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
Cash Flows - Operating Activities
Net earnings, including (loss) earnings attributable to noncontrolling interests
$
1,204.0
$
583.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization
138.7
139.6
After-tax earnings from joint ventures
(6.8)
(19.2)
Distributions of earnings from joint ventures
26.9
23.1
Stock-based compensation
15.1
20.3
Deferred income taxes
10.0
16.2
Pension and other postretirement benefit plan contributions
(5.2)
(7.5)
Pension and other postretirement benefit plan costs
(6.7)
(3.2)
Divestitures gain
(1,054.4)
-
Restructuring, transformation, impairment, and other exit costs
(2.7)
0.2
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures
58.8
(107.6)
Other, net
19.3
(21.3)
Net cash provided by operating activities
397.0
624.2
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment
(109.5)
(140.3)
Acquisition, net of cash acquired
-
(7.7)
Proceeds from divestitures
1,803.4
-
Proceeds from disposal of land, buildings, and equipment
2.8
0.6
Other, net
(1.9)
(0.6)
Net cash provided by (used by) investing activities
1,694.8
(148.0)
Cash Flows - Financing Activities
Change in notes payable
(654.8)
238.0
Proceeds from common stock issued on exercised options
0.2
9.4
Purchases of common stock for treasury
(500.0)
(300.0)
Dividends paid
(330.9)
(337.8)
Distributions to noncontrolling interest holders
-
(5.0)
Other, net
(21.7)
(34.0)
Net cash used by financing activities
(1,507.2)
(429.4)
Effect of exchange rate changes on cash and cash equivalents
4.4
3.3
Increase in cash and cash equivalents
589.0
50.1
Cash and cash equivalents - beginning of year
363.9
418.0
Cash and cash equivalents - end of period $
952.9
$
468.1
Cash Flows from changes in current assets and liabilities, excluding the effects of

acquisitions and divestitures:
Receivables $
0.9
$
(145.6)
Inventories
(135.2)
(95.7)
Prepaid expenses and other current assets
36.6
59.7
Accounts payable
(252.5)
(76.4)
Other current liabilities
409.0
150.4
Changes in current assets and liabilities $
58.8
$
(107.6)
See accompanying notes to consolidated financial statements.

GENERAL MILLS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(Unaudited)

(1) Background
The accompanying

Consolidated Financial

Statements of

General Mills,

Inc. (we,

us, our,

General Mills,

or the Company)

have been
prepared in

accordance with

accounting principles

generally accepted

in the

United States

(GAAP) for

interim financial

information
and with

the rules

and regulations

for reporting

on Form

10-Q. Accordingly,

they do

not include

certain information

and disclosures
required

for

comprehensive

financial

statements.

In

the

opinion

of

management,

all

adjustments

considered

necessary

for

a

fair
presentation

have

been

included

and

are

of

a

normal

recurring

nature,

including

the

elimination

of

all

intercompany

transactions.
Operating results for the fiscal quarter ended August

24, 2025, are not necessarily indicative of the results that may be expected for the
fiscal year ending May 31, 2026.

These

statements

should

be

read

in

conjunction

with

the

Consolidated

Financial

Statements

and

footnotes

included

in

our

Annual
Report on Form

10-K for the fiscal

year ended May

25, 2025. The

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

2026,

we

completed

the

sale

of

our

United

States

yogurt

business

to

Groupe

Lactalis

S.A.

and
recorded a pre-tax gain of $
1,046.5

million.

During the

third quarter

of fiscal

2025, we

completed the

sale of

our Canada

yogurt business

to Sodiaal

International and

recorded a
pre-tax

gain

of $
95.9

million.

In

the first

quarter of

fiscal

2026,

we

recorded

a

sale price

adjustment

that resulted

in a

$
7.9

million
increase to the pre-tax gain.

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

(3) Restructuring, Transformation, Impairment,

and Other Exit Costs
In the first quarter

of fiscal 2026, we

did not undertake

any new restructuring

or transformation actions.

We

recorded $
18.3

million of
restructuring and transformation

charges in the

first quarter of fiscal

2026 and $
2.9

million of restructuring

charges in the

first quarter
of fiscal 2025 related to actions previously announced. We

expect these actions to be completed by the end of fiscal 2028.
We

paid net

$
21.0

million of

cash in

the first

quarter of

fiscal 2026,

related to

restructuring and

transformation actions.

We

paid net
$
2.7

million of cash in the same period of fiscal 2025.
Restructuring, transformation, and impairment charges

are recorded in our Consolidated Statements of Earnings as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Restructuring, transformation, impairment, and other exit costs $
16.3
$
2.2
Cost of sales
2.0
0.7
Total restructuring,

transformation, and impairment charges
$
18.3
$
2.9

The roll forward of our restructuring, transformation, and other exit cost reserves, included in other current liabilities, is as follows:

In Millions Total
Reserve balance as of May 25, 2025 $
77.1
Fiscal 2026 charges, including foreign currency translation
0.6
Utilized in fiscal 2026
(8.4)
Reserve balance as of Aug. 24, 2025 $
69.3
The restructuring,

transformation, and

other exit

cost reserves

balance as

of August

24, 2025,

is primarily

related to

severance costs.
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

In Millions Aug. 24, 2025 May 25, 2025
Goodwill $
15,660.2
$
15,622.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles
6,827.2
6,816.7
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles
421.9
420.9
Less accumulated amortization
(161.8)
(156.2)
Intangible assets subject to amortization, net
260.1
264.7
Other intangible assets
7,087.3
7,081.4
Total $
22,747.5
$
22,703.8
Based on

the carrying

value of

finite-lived intangible

assets as

of August

24, 2025,

annual amortization

expense for

each of

the next
five fiscal years is estimated to be approximately $
20

million.
The changes in the carrying amount of goodwill during the first quarter of fiscal 2026 were as follows:

In Millions
North
America
Retail
North
America
Pet
North
America
Foodservice
International
(a)
Corporate and
Joint Ventures Total
Balance as of May 25, 2025 $
6,323.5
$
7,149.5
$
755.5
$
951.7
$
442.2
$
15,622.4
Other activity, primarily

foreign currency translation
(0.7)
-
(0.1)
25.6
13.0
37.8
Balance as of Aug. 24, 2025 $
6,322.8
$
7,149.5
$
755.4
$
977.3
$
455.2
$
15,660.2

(a)
The carrying amounts of goodwill within the International segment as of

May 25, 2025, and August 24, 2025, were net of
accumulated impairment losses of $
117.1

million. For additional information, see Note 6 to the Consolidated Financial
Statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.
The changes in the carrying amount of other intangible assets during the first quarter of fiscal 2026 were as follows:

In Millions Total
Balance as of May 25, 2025 $
7,081.4
Other activity, primarily

foreign currency translation and amortization
5.9
Balance as of Aug. 24, 2025 $
7,087.3
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

(5) Inventories
The components of inventories were as follows:

In Millions Aug. 24, 2025 May 25, 2025
Finished goods $
2,068.0
$
1,883.9
Raw materials and packaging
496.0
460.0
Grain
77.8
112.5
Excess of FIFO over LIFO cost
(590.3)
(545.6)
Total $
2,051.5
$
1,910.8

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

Unallocated corporate items for the quarters ended August 24, 2025, and

August 25, 2024, included:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Net loss on mark-to-market valuation of certain

commodity positions
$
(0.5)
$
(37.7)
Net (gain) loss on commodity positions reclassified from

unallocated corporate items to segment operating profit
(1.4)
17.2
Net mark-to-market revaluation of certain grain inventories
(6.6)
(8.3)
Net mark-to-market valuation of certain commodity

positions recognized in unallocated corporate items
$
(8.5)
$
(28.8)

As

of

August

24,

2025,

the

net

notional

value

of

commodity

derivatives

was

$
139.2

million,

of

which

$
70.3

million

related

to
agricultural inputs and

$
68.9

million related to

energy inputs. These

contracts relate to

inputs that generally

will be utilized

within the
next
12

months.
We

also have

net investments

in foreign

subsidiaries that

are denominated

in euros.

As of

August 24,

2025, we

hedged a

portion of
these investments with €
4,743.7

million of euro-denominated bonds.
The

fair

values

of

the

derivative

positions

used

in

our

risk

management

activities

and

other

assets

recorded

at

fair

value

were

not
material as of

August 24, 2025,

and were Level

1 or Level

2 assets and

liabilities in the

fair value

hierarchy.

We

did not significantly
change our valuation techniques from prior periods.

We

offer

certain

suppliers

access

to

third-party

services

that

allow

them

to

view

our

scheduled

payments

online.

The

third-party
services also

allow suppliers

to finance

advances on

our scheduled

payments at

the sole

discretion of

the supplier

and the third

party.
We

have no

economic interest

in these

financing arrangements

and no

direct relationship

with the

suppliers, the

third parties,

or any
financial institutions

concerning these

services, including

not providing

any form

of guarantee

and not

pledging assets

as security

to
the third

parties or

financial institutions.

All of

our accounts

payable remain

as obligations

to our

suppliers as

stated in

our supplier
agreements. As

of August

24, 2025,

$
1,332.2

million of

our total
accounts payable

were payable

to suppliers

who utilize

these third-
party services.

As of

May 25,

2025, $
1,427.5

million of

our total
accounts payable

were payable

to suppliers

who utilize

these third-
party services.

(7) Debt
The components of notes payable and their respective weighted-average interest rates were as follows:

Aug. 24, 2025 May 25, 2025
In Millions Notes Payable
Weighted-
Average
Interest Rate Notes Payable
Weighted-
Average
Interest Rate
U.S. commercial paper $
-
-
% $
669.4
4.5
%
Financial institutions
22.1
6.0
7.6
5.8
Total $
22.1
6.0
% $
677.0
4.5
%
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
The following table details the credit facilities and lines of credit we had available as of August 24, 2025:

In Millions
Borrowing
Capacity
Borrowed
Amount
Committed credit facility expiring October 2029 $
2,700.0
$
-
Uncommitted credit facilities and lines of credit
774.8
22.1
Total $
3,474.8
$
22.1
The

credit

facilities

contain

covenants,

including

a

requirement

to

maintain

a

fixed

charge

coverage

ratio

of

at

least
2.5

times.
We
were in compliance with all credit facility covenants as of August 24, 2025.
Long-Term

Debt

The

fair

values

and

carrying

amounts

of

long-term

debt,

including

the

current

portion,

were

$
13,991.3

and

$
14,384.9

million,
respectively,

as

of

August

24,

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

In the

second quarter

of fiscal

2025, we

issued €
250.0

million of

floating-rate notes

due
April 22, 2026
. We

used the

net proceeds

to
repay €
250.0

million of floating-rate notes due
November 8, 2024
.

In the

second quarter

of fiscal

2025, we

issued €
500.0

million of

floating-rate notes

due
October 22, 2026
. We

used the

net proceeds
to repay €
500.0

million of floating-rate notes due
November 8, 2024
.
Certain

of

our

long-term

debt

agreements

contain

restrictive

covenants.
As of August 24, 2025, we were in compliance with all of
these covenants.

(8) Noncontrolling Interests
During

the

fourth

quarter

of

fiscal

2025,

we

purchased

the

outstanding

General

Mills

Cereals,

LLC

(GMC)

Class

A

limited
membership interests (GMC Class

A Interests) from the

third-party holder for $
252.8

million. The GMC Class A Interests

represented
our

principal

noncontrolling

interest. The

third-party

holder of

the GMC

Class A

Interests received

quarterly

preferred distributions
from

available

net

income

based

on

the

application

of

a

floating

preferred

return

rate

to

the

holder’s

capital

account

balance
established in the most recent

mark-to-market valuation. On June

1, 2024, the floating

preferred return rate was reset

to the sum of the
three-month Term SOFR

plus
261

basis points.

(9) Stockholders’ Equity

The following tables provide details of total comprehensive income:

Quarter Ended Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
General Mills
Noncontrolling
Interests

General Mills
Noncontrolling
Interests
In Millions Pretax Tax Net Net Pretax Tax Net Net
Net earnings, including (loss) earnings

attributable to noncontrolling interests

$
1,204.2
$
(0.2)
$
579.9
$
3.7
Other comprehensive (loss) income:
Foreign currency translation $
(104.1)
$
38.9
(65.2)
0.5
$
(93.9)
$
31.5
(62.4)
0.5
Net actuarial loss
(7.5)
-
(7.5)
-
-
-
-
-
Other fair value changes:
Hedge derivatives
6.2
(1.2)
5.0
-
(7.5)
1.5
(6.0)
-
Reclassification to earnings:
Hedge derivatives (a)
0.9
(0.1)
0.8
-
(0.4)
0.4
-
-
Amortization of losses and

prior service costs (b)
14.6
(3.2)
11.4
-
14.5
(2.9)
11.6
-
Other comprehensive (loss) income $
(89.9)
$
34.4
(55.5)
0.5
$
(87.3)
$
30.5
(56.8)
0.5
Total comprehensive income $
1,148.7
$
0.3
$
523.1
$
4.2
(a)

Loss (gain)

reclassified from

AOCI into

earnings is

reported in

interest, net

for interest

rate swaps

and in

cost of

sales and

selling, general,

and administrative
(SG&A) expenses for foreign exchange contracts.
(b)

Loss reclassified from AOCI into earnings is reported in

benefit plan non-service income.
Accumulated other comprehensive loss balances, net of tax effects,

were as follows:

In Millions Aug. 24, 2025 May 25, 2025
Foreign currency translation adjustments $
(941.9)
$
(876.7)
Unrealized loss from hedge derivatives
(1.6)
(7.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss
(1,718.9)
(1,726.8)
Prior service credits
61.9
65.9
Accumulated other comprehensive loss $
(2,600.5)
$
(2,545.0)

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
May 25, 2025.

Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Compensation expense related to stock-based payments $
15.1
$
20.3
(Shortfall) windfall

tax impacts

of stock-based

payments in

income tax

expense in

our Consolidated

Statements of

Earnings were

as
follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
(Shortfall) windfall tax impacts of stock-based payments $
(1.5)
$
2.8
As

of

August

24,

2025,

unrecognized

compensation

expense

related

to

non-vested

stock

options,

restricted

stock

units,

and
performance share units was $
181.6

million. This expense will be recognized over
28

months on average.
Net cash proceeds from the exercise of stock options

less shares used for withholding taxes and the intrinsic

value of options exercised
were as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Net cash proceeds $
0.2
$
9.4
Intrinsic value of options exercised $
-
$
1.9
We

estimate the

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

We also have

considered, but did
not use, implied

volatility in our estimate,

because trading activity in

options on our stock,

especially those with

tenors of greater than
6 months, is

insufficient to

provide a reliable

measure of expected

volatility.

Our method of

selecting the other

valuation assumptions
is

explained

in

Note

12

to

the

Consolidated

Financial

Statements

included

in

our

Annual

Report

on

Form

10-K

for

the

fiscal

year
ended May 25, 2025.
The

estimated

fair

values

of

stock

options

granted

and

the

assumptions

used

for

the

Black-Scholes

option-pricing

model

were

as
follows:

Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
Estimated fair values of stock options granted

$
9.45
$
13.20
Assumptions:
Risk-free interest rate
4.2
%
4.5
%
Expected term
8.0
years
8.5
years
Expected volatility
22.3
%
21.6
%
Dividend yield
4.7
%
3.8
%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Total grant date fair

value
$
98.6
$
90.8

(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

Quarter Ended
In Millions, Except per Share Data Aug. 24, 2025 Aug. 25, 2024
Net earnings attributable to General Mills $
1,204.2
$
579.9
Average number

of common shares – basic EPS
541.3
560.5
Incremental share effect from: (a)
Stock options
0.2
1.5
Restricted stock units and performance share units
1.0
1.8
Average number

of common shares – diluted EPS
542.5
563.8
Earnings per share – basic $
2.22
$
1.03
Earnings per share – diluted $
2.22
$
1.03
(a)

Incremental

shares

from

stock

options,

restricted

stock

units,

and

performance

share

units

are

computed

by

the

treasury

stock
method. Stock options, restricted

stock units, and performance

share units excluded from

our computation of diluted

EPS because
they were not dilutive were as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Anti-dilutive stock options, restricted stock units, and

performance share units

11.6
4.4

(12) Share Repurchases
Share repurchases were as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Shares of common stock
8.7
4.5
Aggregate purchase price $
454.0
$
302.2
In the

first quarter

of fiscal

2026, we

entered into

two accelerated

share repurchase

(ASR) agreements

with an

unrelated

third-party
financial

institution

to

repurchase

an

aggregate

of

$
500.0

million

of

our

shares

of

common

stock.

We

paid

an

aggregate

of

$
500.0
million and received

an initial delivery

of
7.5

million shares of

our common stock

based on the

closing price of our

common stock on
July

1,

2025.

The value

of the

initial

shares

delivered

under

the

ASR agreements

represented
80

percent

of

the

aggregate

purchase
price, with

a fair

value of

$
400.0

million. The

ASR agreements

were funded

with proceeds

from the

sale of

the United

States yogurt
business.

The

first

ASR

agreement

was

settled

on

August

4,

2025,

with

a

final

delivery

of
1.2

million

additional

shares.

The

final

average
purchase price for the first ASR agreement was $
50.41

per share, not including costs of execution or excise tax.
The

unsettled

balance

of

$
50.0

million

as

of

August

24,

2025,

related

to

the

second

ASR

agreement

is

included

as

a

reduction

to
additional

paid-in

capital

in

our

Consolidated

Balance

Sheets.

The

amount

was

settled

subsequent

to

the

end

of

the

first

quarter

of
fiscal 2026, with a final delivery of
1.3

million shares. The final average purchase price for the second

ASR agreement was $
49.45

per
share, not including costs

of execution or excise

tax. The total number

of shares ultimately purchased

and the price paid per

share was
determined upon

final settlement

based on

the daily

volume-weighted

average price

of our

common stock

over the

term of

the ASR
agreement, less a discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR agreement.
The delivery

of
8.7

million shares of

our common stock

during the first

quarter of fiscal

2026 under the

ASR agreements reduced

the
outstanding

shares used

to determine

our weighted

average shares

outstanding

for purposes

of calculating

basic and

diluted EPS

for
the first

quarter of

fiscal 2026.

We

have also

evaluated,

as of

August 24,

2025, the

second ASR

agreement for

the potential

dilutive
effects

of the

shares remaining

to be

received upon

settlement, and

determined

that the

additional shares

would be

anti-dilutive

and
therefore were not included in our diluted EPS calculation for the first quarter of fiscal 2026.

(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Net cash interest payments $
125.9
$
83.7
Net income tax payments $
24.8
$
18.7

(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

Defined Benefit
Pension Plans
Other Postretirement

Benefit Plans
Postemployment
Benefit Plans
Quarter Ended Quarter Ended Quarter Ended
In Millions
Aug. 24,
2025
Aug. 25,
2024
Aug. 24,
2025
Aug. 25,
2024
Aug. 24,
2025
Aug. 25,
2024
Service cost $
10.5
$
13.0
$
0.6
$
1.1
$
1.7
$
1.8
Interest cost
72.9
76.7
4.2
5.3
0.9
1.0
Expected return on plan assets
(101.3)
(105.0)
(8.4)
(9.0)
-
-
Amortization of losses (gains)
26.3
25.1
(6.5)
(5.2)
0.1
0.1
Amortization of prior service costs (credits)
0.3
0.3
(5.3)
(5.5)
(0.3)
(0.3)
Other adjustments
-
-
-
-
2.0
2.6
Net expense (income) $
8.7
$
10.1
$
(15.4)
$
(13.3)
$
4.4
$
5.2

(15) Income Taxes
On July 4,

2025, legislation known

as the One

Big Beautiful Bill

Act (OBBBA)

was signed

into law.

The OBBBA makes

changes to
the

United

States

corporate

income

tax

system,

including,

among

other

provisions,

the

immediate

expensing

of

research

and
development expenditures,

and 100 percent

bonus depreciation on

qualified property.

The impacts of

the OBBBA are

reflected in our
results for

the quarter

ended August

24, 2025,

and there

was no

material impact

to our

income tax

expense. As

of the

quarter ended
August 24,

2025, we

expect certain

provisions of

the OBBBA

will change

the timing

of cash

tax payments

in the

current fiscal

year
and future periods.
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
Our chief

operating decision

maker (CODM)

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

Quarter Ended August 24, 2025
In Millions
North
America
Retail International
North
America Pet
North
America
Foodservice Total
Segment net sales $
2,625.5
$
760.2
$
610.0
$
516.7
$
4,512.4
Corporate and other net sales
5.1
Total net sales $
4,517.5
Cost of sales $
1,664.5
$
538.8
$
368.6
$
402.3
Selling, general, and

administrative expenses
396.8
155.7
128.5
43.8
Segment operating profit $
564.2
$
65.7
$
112.9
$
70.6
$
813.4
Unallocated corporate items
125.7
Divestitures gain
(1,054.4)
Restructuring, transformation,

impairment, and other

exit costs
16.3
Operating profit $
1,725.8

Quarter Ended August 25, 2024
In Millions
North
America
Retail International
North
America Pet
North
America
Foodservice Total
Segment net sales $
3,016.6
$
717.0
$
576.1
$
536.2
$
4,845.9
Corporate and other net sales
2.2
Total net sales $
4,848.1
Cost of sales $
1,836.4
$
548.3
$
338.1
$
421.1
Selling, general, and

administrative expenses
434.5
147.8
118.6
43.6
Segment operating profit $
745.7
$
20.9
$
119.4
$
71.5
$
957.5
Unallocated corporate items
123.8
Restructuring, transformation,

impairment, and other

exit costs
2.2
Operating profit $
831.5
Net sales for our North America Retail operating units were as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
U.S. Meals & Baking Solutions $
921.4
$
946.3
Big G Cereal & Canada (a)
866.9
1,159.8
U.S. Snacks
837.2
910.5
Total $
2,625.5
$
3,016.6

(a)

Upon

completion

of

the

United

States

yogurt

business

divestiture,

the

former

U.S.

Morning

Foods

and

Canada

operating

units
were

combined

into

a

new

Big

G

Cereal

&

Canada

operating

unit.

Prior

period

amounts

have

been

recast

to

conform

to

the
current period presentation. This did

not result in a change

to the composition of our reportable

segments or information reviewed
by our CODM.

Net sales by class of similar products were as follows:

Quarter Ended
In Millions Aug. 24, 2025 Aug. 25, 2024
Snacks $
1,049.7
$
1,106.8
Cereal
767.2
793.1
Convenient meals
650.8
678.9
Pet
643.0
604.6
Dough
515.1
517.8
Baking mixes and ingredients
448.0
457.1
Super-premium ice cream
221.4
212.9
Yogurt
102.0
371.9
Other
120.3
105.0
Total $
4,517.5
$
4,848.1

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

fiscal 2026

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
the fast-growing United

States fresh pet food

sub-category in calendar

2025. We

expect the combination

of these growth investments,
input

cost

inflation,

and

normalization

of

corporate

incentive

will outpace

expected

Holistic Margin

Management

cost

savings

of

5
percent

of

cost

of

goods

sold,

savings

from

our

global

transformation

initiative,

and

benefits

from

a

53rd

week

in

fiscal

2026.

In
addition,

we

expect

the

net

impact

of

the

divestitures

of

our

North

American

yogurt

businesses

and

the

Whitebridge

Pet

Brands
acquisition will reduce adjusted operating profit growth by approximately

5 points in fiscal 2026.
CONSOLIDATED

RESULTS

OF OPERATIONS
First Quarter Results
In the

first quarter

of fiscal

2026,

net sales

decreased

7 percent

,

including

the net

impact of

the divestitures

of our

North

American
yogurt

businesses

(Divestitures),

partially

offset

by

the

acquisition

of

Whitebridge

Pet

Brands

(Acquisition).

Organic

net

sales
decreased 3 percent

compared to the

same period last

year. Operating

profit increased 108

percent to $1,726

million, primarily driven
by a divestiture gain related to the sale of our United

States yogurt business and favorable net price realization and mix,

partially offset
by a

decrease

in contributions

from

volume growth

and higher

input costs.

Operating

profit margin

of

38.2 percent

increased 2,100
basis points. Adjusted

operating profit

of $711

million decreased 18

percent on a

constant-currency basis,

including the net

impact of
the Divestitures and

Acquisition, primarily driven

by a decrease in

contributions from volume

growth and higher

input costs, partially
offset by favorable

net price realization

and mix. Adjusted

operating profit margin

decreased 210 basis

points to 15.7

percent. Diluted
earnings

per

share

of

$2.22

increased

116

percent

in

the

first

quarter

of

fiscal

2026.

Adjusted

diluted

earnings

per

share

of

$0.86
decreased 20 percent on a constant-currency

basis compared to the first quarter

of fiscal 2025. See the “Non-GAAP

Measures” section
below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the first quarter of fiscal 2026 follows:

Quarter Ended Aug. 24, 2025
In millions,
except per share
Quarter Ended
Aug. 24, 2025 vs.
Aug. 25, 2024
Percent
of Net
Sales
Constant-
Currency
Growth (a)
Net sales

$ 4,517.5 (7) %
Operating profit 1,725.8 108% 38.2%
Net earnings attributable to General Mills 1,204.2 108%
Diluted earnings per share $ 2.22 116%
Organic net sales growth rate (a) (3) %
Adjusted operating profit (a) 711.2 (18) % 15.7% (18) %
Adjusted diluted earnings per share (a) $ 0.86 (20) % (20) %
(a)

See the “Non-GAAP Measures” section below for our use of measures not defined by

GAAP.

Consolidated net sales

were as follows:

Quarter Ended
Aug. 24, 2025
Aug. 24, 2025 vs.

Aug. 25, 2024 Aug. 25, 2024
Net sales (in millions) $ 4,517.5 (7) % $ 4,848.1
Contributions from volume growth (a) (8) pts
Net price realization and mix 1 pt
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Net sales

in the

first quarter

of fiscal

2026

decreased 7

percent compared

to the

same period

in fiscal

2025,

driven by

a decrease

in
contributions from volume

growth, partially offset

by favorable net

price realization

and mix, both

of which include

the net impact

of
the Divestitures and Acquisition.
Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 24, 2025 vs.
Quarter Ended Aug. 25, 2024
Contributions from organic volume growth (a) (1) pt
Organic net price realization and mix (2) pts
Organic net sales growth (3) pts
Foreign currency exchange Flat
Acquisition and divestitures (4) pts
Net sales growth (7) pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
Organic

net

sales

decreased

3

percent

in

the

first

quarter

of

fiscal

2026

compared

to

the

same

period

in

fiscal

2025,

driven

by
unfavorable organic net price realization and mix

and a decrease in contributions from organic volume growth.
Cost of

sales
decreased $175 million

to $2,985

million in

the first

quarter of

fiscal 2026

compared to

the same

period in

fiscal 2025.
The decrease

was primarily

driven by

a $252 million

decrease attributable

to lower volume,

partially offset

by a $97

million increase
attributable

to

product

rate

and

mix,

both

of

which

include

the

net

impact

of

the

Divestitures

and

Acquisition.
We
recorded

an
$8 million net increase in

cost of sales related to the

mark-to-market valuation of

certain commodity positions and

grain inventories in
the first quarter

of fiscal 202

6, compared

to a $29 million

net increase in

the first

quarter of

fiscal 2025.

We

also recorded

$2 million
of restructuring

charges in

cost of

sales in

the first

quarter of

fiscal 2026,

compared to

$1 million

of restructuring

charges in

cost of
sales in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Selling,

general,

and

administrative

(SG&A)

expenses
decreased

$10 million

to

$845 million

in

the

first

quarter

of

fiscal

2026,
compared to the same period

in fiscal 2025,

primarily driven by lower

media and advertising expenses and

including the net impact of
the Divestitures

and Acquisition,

partially offset

by transaction

costs related

to the

sale of

our United

States yogurt

business.

SG&A
expenses as

a percent

of net

sales in

the first

quarter of

fiscal 2026

increased 110

basis points

compared to

the first

quarter of

fiscal
2025.
Divestitures

gain

totaled

$1,054

million

in the

first quarter

of fiscal

2026,

primarily

related

to the

sale of

our

United

States yogurt
business (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item

1 of this report).
Restructuring, transformation, impairment,

and other exit costs
totaled $16 million in the first

quarter of fiscal 2026, compared

to
$2 million in the same period last year (please refer to Note 3 to the Consolidated

Financial Statements in Part I, Item 1 of this report).
Benefit plan

non-service income
totaled $15 million

in the

first quarter

of fiscal

2026, compared

to $14 million

in the

same period
last year, primarily driven by lower interest

costs partially offset by lower expected return on plan assets.

Interest,

net
for

the

first

quarter

of

fiscal

2026

totaled

$133 million,

up

$9 million

from

the

first

quarter

of

fiscal

2025,

primarily
driven by higher average long-term debt levels.

The effective tax rate

for the first quarter of fiscal

2026 was 25.6 percent compared

to 21.8 percent for the first

quarter of fiscal 2025.
The

3.8

percentage

point

increase

was

primarily

due

to

certain

unfavorable

tax components

related

to

the

sale of

our United

States
yogurt business,

certain nonrecurring

discrete tax benefits

in fiscal 2025,

and unfavorable earnings

mix by

jurisdiction in fiscal

2026.
Our effective

tax rate excluding

certain items affecting

comparability was 24.1

percent in the

first quarter of

fiscal 2026, compared

to
21.9 percent

in the

same period

last year

(see the

“Non-GAAP Measures”

section below

for a

description of

our use of

measures not
defined

by GAAP).

The 2.2

percentage

point increase

was primarily

due

to certain

nonrecurring

discrete tax

benefits

in fiscal

2025
and unfavorable earnings mix by jurisdiction in fiscal 2026.
The impacts of

the One Big

Beautiful Bill Act

(OBBBA) are reflected

in our results

for the quarter

ended August 24,

2025, and there
was no material impact to

our income tax expense. As

of the fiscal quarter ended

August 24, 2025, we expect

certain provisions of the
OBBBA

will

change

the

timing

of

cash

tax

payments

in

the

current

fiscal

year

and

future

periods.

Please

refer

to

Note

15

to

the
Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

After-tax

earnings

from

joint ventures

for

the first

quarter of

fiscal

2026
decreased

to $7

million

compared

to $19

million

in the
same period

in fiscal

2025, primarily

driven by

our share

of asset

impairment

charges

and transaction

costs related

to certain

assets
held for sale

at Cereal Partners

Worldwide

(CPW) in fiscal

2026.

On a constant-currency

basis, after-tax

earnings from joint

ventures
decreased 64 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 24, 2025 vs.
Quarter Ended Aug. 25, 2024 CPW HDJ (a) Total
Contributions from volume growth (b) (5) pts 2 pts
Net price realization and mix 3 pts 5 pts
Net sales growth in constant currency (2) pts 7 pts (1) pt
Foreign currency exchange 3 pts 5 pts 4 pts
Net sales growth 1% 13% 3%
Note: Table may

not foot due to rounding.
(a)

Häagen-Dazs Japan, Inc. (HDJ).
(b)

Measured in tons based on the stated weight of our product shipments.
Average

diluted

shares

outstanding
decreased

by

21

million

in

the

first

quarter

of

fiscal

2026

from

the

same

period

a

year

ago
primarily due to share repurchases.
SEGMENT OPERATING

RESULTS
Our

businesses

are

organized

into

four

operating

segments:

North

America

Retail,

International,

North

America

Pet,

and

North
America Foodservice. Please refer

to Note 16 to the

Consolidated Financial Statements in

Part I, Item 1 of

this report for a description
of our operating segments.
North America Retail Segment Results
North America Retail net sales were as follows:

Quarter Ended
Aug. 24, 2025
Aug. 24, 2025 vs
Aug. 25, 2024 Aug. 25, 2024
Net sales (in millions) $ 2,625.5 (13) % $ 3,016.6
Contributions from volume growth (a) (16) pts
Net price realization and mix 3 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North

America

Retail net

sales decreased

13 percent

in the

first

quarter

of

fiscal

2026

compared

to

the

same period

in

fiscal

2025,
driven by

a decrease

in contributions

from volume

growth,

partially offset

by favorable

net price

realization and

mix, both

of which
include the impact from Divestitures.

The components of North America Retail organic net

sales growth are shown in the following table:

Quarter Ended
Aug. 24, 2025
Contributions from organic volume growth (a) (1) pt
Organic net price realization and mix (4) pts
Organic net sales growth (5) pts
Foreign currency exchange Flat
Divestitures (b) (8) pts
Net sales growth (13) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third

quarter of fiscal 2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I,

Item 1 of this report.
North

America

Retail organic

net sales

decreased

5 percent

in the

first quarter

of fiscal

2026 compared

to the

same period

in fiscal
2025, driven by unfavorable organic net price realization

and mix and a decrease in contributions from organic volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 24, 2025
Big G Cereal & Canada (a) (25) %
U.S. Snacks (8) %
U.S. Meals & Baking Solutions (3) %
Total (13) %
(a)

Upon

completion

of

the

United

States

yogurt

business

divestiture,

the

former

U.S.

Morning

Foods

and

Canada

operating

units
were

combined

into

a

new

Big

G

Cereal

&

Canada

operating

unit.

Please

refer

to

Note

16

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report.
Segment

operating

profit

decreased

24

percent

to

$564

million

in

the

first

quarter

of

fiscal

2026,

including

the

impact

from
Divestitures, compared to $746

million in the same period

in fiscal 2025,

primarily driven by a decrease

in contributions from volume
growth.

Segment operating profit

decreased 24 percent

on a constant-currency

basis in the first

quarter of fiscal

2026 compared to

the
same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
International Segment Results
International net sales were as follows:

Quarter Ended
Aug. 24, 2025
Aug. 24, 2025 vs
Aug. 25, 2024 Aug. 25, 2024
Net sales (in millions) $ 760.2 6% $ 717.0
Contributions from volume growth (a) (2) pts
Net price realization and mix 6 pts
Foreign currency exchange 3 pts
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
International

net

sales

increased

6

percent

in

the

first

quarter

of

fiscal

2026

compared

to

the

same

period

in

fiscal

2025,

driven

by
favorable

net

price

realization

and

mix

and

favorable

foreign

currency

exchange

impacts,

partially

offset

by

a

decrease

in
contributions from volume growth.

The components of International organic net sales growth

are shown in the following table:

Quarter Ended
Aug. 24, 2025
Contributions from organic volume growth (a) (2) pts
Organic net price realization and mix 6 pts
Organic net sales growth 4 pts
Foreign currency exchange 3 pts
Net sales growth 6 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
International organic net

sales increased 4 percent in

the first quarter of fiscal 2026

compared to the same period

in fiscal 2025, driven
by favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume

growth.
Segment operating

profit increased 214

percent to $66

million in the

first quarter of

fiscal 2026, compared

to $21 million

in the same
period in fiscal

2025, primarily driven

by favorable net price

realization and mix,

partially offset by

higher SG&A expenses.

Segment
operating profit

increased 196

percent on

a constant-currency

basis in

the first

quarter of

fiscal 2026

compared to

the same

period in
fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
North America Pet Segment Results
North America Pet net sales were as follows:

Quarter Ended
Aug. 24, 2025
Aug. 24, 2025 vs
Aug. 25, 2024 Aug. 25, 2024
Net sales (in millions) $ 610.0 6% $ 576.1
Contributions from volume growth (a) 1 pt
Net price realization and mix 5 pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America

Pet net

sales increased

6 percent

in the first

quarter of

fiscal 2026

compared to

the same

period in

fiscal 2025,

driven
by favorable

net price

realization and

mix and

an increase

in contributions

from volume

growth, both

of which

include the

impact of
the Acquisition.
The components of North America Pet organic net sales growth are shown in the following table:

Quarter Ended
Aug. 24, 2025
Contributions from organic volume growth (a) (4) pts
Organic net price realization and mix Flat
Organic net sales growth (5) pts
Foreign currency exchange Flat
Acquisition (b) 11 pts
Net sales growth 6 pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Acquisition of Whitebridge Pet Brands business in fiscal 2025.

Please refer to Note 2 to the Consolidated Financial Statements in

Part I, Item 1 of this report.
North America Pet

organic net sales decreased

5 percent in the first

quarter of fiscal 2026

compared to the same

period in fiscal 2025,
driven by a decrease in contributions from organic volume

growth.

Segment

operating

profit

decreased

5

percent

to

$113

million

in

the

first

quarter

of

fiscal

2026,

including

the

impact

of

the
Acquisition,

compared

to

$119 million

in

the

same

period

in

fiscal

2025,

primarily

driven

by

higher

input

costs and

higher

SG&A
expenses,

partially

offset

by

favorable

net

price

realization

and

mix.

Segment

operating

profit

decreased

5

percent

on

a

constant-
currency basis

in the

first quarter

of fiscal

2026 compared

to the

same period

in fiscal

2025 (see

the “Non-GAAP

Measures” section
below for our use of this measure not defined by GAAP).
North America Foodservice Segment Results
North America Foodservice net sales were as follows:

Quarter Ended
Aug. 24, 2025
Aug. 24, 2025 vs
Aug. 25, 2024 Aug. 25, 2024
Net sales (in millions) $ 516.7 (4) % $ 536.2
Contributions from volume growth (a) (2) pts
Net price realization and mix (2) pts
Foreign currency exchange Flat
Note: Table may

not foot due to rounding.
(a)

Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales decreased 4 percent

in the first quarter of fiscal 2026 compared to the same

period in fiscal 2025,
driven by

a decrease

in contributions

from volume

growth and

unfavorable net

price realization

and mix,

both of

which include

the
impact from Divestitures.
The components of North America Foodservice organic

net sales growth are shown in the following table:

Quarter Ended
Aug. 24, 2025
Contributions from organic volume growth (a) 1 pt
Organic net price realization and mix Flat
Organic net sales growth 1 pt
Foreign currency exchange Flat
Divestitures (b) (5) pts
Net sales growth (4) pts
Note: Table may

not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
(b) Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third

quarter of fiscal 2025. Please refer to Note 2 to the Consolidated Financial Statements in Part

I, Item 1 of this report.
North

America

Foodservice

organic

net

sales increased

1

percent

in the

first

quarter

of fiscal

2026

compared

to the

same

period

in
fiscal 2025, driven by an increase in contributions from organic volume growth.
Segment operating profit

decreased 1 percent

to $71 million in

the first quarter

of fiscal 2026,

including the impact

from Divestitures,
compared to $72

million in the

same period in

fiscal 2025. Segment

operating profit decreased

1 percent on

a constant-currency basis
in the

first quarter

of fiscal

2026 compared

to the

same period

in fiscal

2025 (see

the “Non-GAAP

Measures” section

below for

our
use of this measure not defined by GAAP).
UNALLOCATED

CORPORATE

ITEMS
Unallocated corporate expenses totaled

$126 million in the first quarter

of fiscal 2026, compared to

$124 million in the same period

in
fiscal

2025.

In the

first

quarter

of

fiscal

2026,

we

recorded

$12

million

of

transaction

costs related

to

the

sale of

our

United

States
yogurt

business.

We

recorded

$2 million

of restructuring

charges

in cost

of sales

in the

first quarter

of

fiscal 2026,

compared

to $1
million

of

restructuring

charges

in

cost

of

sales

in

the

same

period

last

year.

In

the

first

quarter

of

fiscal

2026,

we

recorded

an

$8
million

net

increase

in

expense

related

to

the

mark-to-market

valuation

of

certain

commodity

positions

and

grain

inventories,
compared to a $29 million net increase

in expense in the same period last year.

In addition, we recorded $1 million

of integration costs
in

the

first

quarter

of

fiscal

2026

primarily

related

to

the

Acquisition,

compared

to

$2 million

of

integration

costs

during

the

same
period last year related to the acquisition of a pet food business in Europe.

LIQUIDITY

AND CAPITAL

RESOURCES
During the first quarter of

fiscal 2026,

cash provided by operations was $397 million

compared to $624 million in the same

period last
year.

The

$227

million

decrease

was

primarily

driven

by

a

$434

million

decrease

in

net

earnings

excluding

the

pretax

gain

on
Divestitures,

partially offset

by a

$166 million

change in

current assets

and liabilities.

The $166

million change

in current

assets and
liabilities was

primarily

driven by

a $259

million change

in other

current liabilities

largely

driven by

higher accrued

federal income
taxes payable in fiscal 2026,

which includes the tax expense of $277 million to be paid associated with the Divestitures

.

Cash provided

by investing

activities during

the first

quarter

of fiscal

2026

was $1,695

million

compared

to cash

used by

investing
activities of

$148 million

for the

same period

in fiscal

2025. In

the first

quarter of

fiscal 2026,

we completed

the sale

of our

United
States yogurt

business for

$1,798

million

cash. We

also received

an additional

$6 million

of cash

related

to a

sale price

adjustment
related

to

the

sale

of

our

Canada

yogurt

business.

In

addition,

during

the

first

quarter

of

fiscal

2026,

we

spent

$110

million

on
purchases of land, buildings, and equipment, compared to $140 million in the same period last year.
Cash

used

by

financing

activities

during

the

first

quarter

of

fiscal

2026

was

$1,507

million

compared

to

$429 million

in

the

same
period in fiscal 2025. We

paid $500 million for purchases of

common stock for treasury in the first

quarter of fiscal 2026, compared to
$300 million in the same

period in fiscal 2025.

We had

$655 million of net debt

payments in the first quarter

of fiscal 2026, compared
to $238 million

of net debt

issuances in the

same period a

year ago. In

addition, we paid

$331 million of dividends

in the first

quarter
of fiscal 2026, compared to $338 million in the same period last year.
As of August

24, 2025, we had

$484 million of cash

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
The following table details the fee-paid committed and uncommitted credit lines we had available as of August 24, 2025:

In Millions
Borrowing
Capacity
Borrowed
Amount
Committed credit facility expiring October 2029 $ 2,700.0 $ -
Uncommitted credit facilities and lines of credit 774.8 22.1
Total $ 3,474.8 $ 22.1
To ensure availability

of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States
and Europe.
Certain of

our

long-term

debt agreements

and

our credit

facilities contain

restrictive

covenants.

As of

August

24,

2025,

we were

in
compliance with all of these covenants.

We have

$2,166 million of long-term debt maturing

in the next 12 months that

is classified as current, including €500 million

of 0.125
percent fixed-rate

notes due November

15, 2025, €600

million of 0.45

percent fixed-rate notes

due January 15,

2026, €250

million of
floating-rate notes

due April 22,

2026, and €500

million of floating-rate

notes redeemable April

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

2025. The

accounting policies

used in

preparing our

interim fiscal

2026 Consolidated
Financial

Statements

are

the

same

as

those

described

in

our

Form

10-K.

Please

refer

to

Note

1

to

the

Consolidated

Financial
Statements in Part I, Item 1 of this report for additional information.
Our

critical

accounting

estimates

are

those

that

have

meaningful

impact

on

the

reporting

of

our

financial

condition

and

results

of
operations.

These estimates

include

our accounting

for revenue

recognition,

valuation of

long-lived

assets, intangible

assets, income
taxes,

and

defined

benefit

pension,

other

postretirement

benefit,

and

postemployment

benefit

plans.

The

assumptions

and
methodologies

used

in

the

determination

of

those

estimates

as

of

August

24,

2025,

are

the

same

as

those

described

in

our

Annual
Report on Form 10-K for the fiscal year ended May 25, 2025.

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

recorded

in fiscal

2026

related

to

the

sale

of

our

United

States

yogurt

business

in

fiscal

2026

and

Canada

yogurt
business in fiscal 2025. Please refer to Note 2 to the Consolidated Financial

Statements in Part I, Item 1 of this report.

Restructuring and transformation charges
Restructuring and transformation

charges related to

previously announced actions recorded

in fiscal 2026

and fiscal 2025. Please refer
to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
CPW asset impairments and transaction costs
CPW asset impairment charges and transaction costs related to certain assets held for sale recorded in fiscal 2026.
Transaction costs
Fiscal

2026

transaction

costs

related

to

the

sale

of

our

United

States

yogurt

business.

Please

refer

to

Note

2

to

the

Consolidated
Financial Statements in Part I, Item 1 of this report.
Mark-to-market effects
Net mark-to-market

valuation of

certain commodity

positions recognized

in unallocated

corporate items.

Please refer to

Note 6 to

the
Consolidated Financial Statements in Part I, Item 1 of this report.

Acquisition integration costs
Integration costs

related to the

Whitebridge Pet

Brands acquisition

in fiscal 2025

and the acquisition

of a pet

food business in

Europe
in fiscal 2024 recorded

in fiscal 2026

and fiscal 2025. Please refer

to Note 2 to the

Consolidated Financial Statements in

Part I, Item 1
of this report.
Investment activity,

net
Valuation

adjustments of certain corporate investments in fiscal 2026

and fiscal 2025.

Project-related costs
Restructuring initiative project-related costs related to previously announced restructuring actions recorded in fiscal 2025.
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
Our adjusted operating profit margins are calculated as follows:
Quarter Ended
Aug. 24, 2025 Aug. 25, 2024
In Millions Value
Percent of
Net Sales
Value

Percent of
Net Sales
Operating profit as reported $ 1,725.8 38.2% $ 831.5 17.2%
Divestitures gain (1,054.4) (23.3) % - - %
Restructuring and transformation charges 18.3 0.4% 2.9 0.1%
Transaction costs 11.8 0.3% - - %
Mark-to-market effects 8.5 0.2% 28.8 0.6%
Acquisition integration costs 1.4 - % 1.6 - %
Investment activity, net (0.2) - % 0.4 - %
Project-related costs - - % 0.1 - %
Adjusted operating profit $ 711.2 15.7% $ 865.3 17.8%
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

Quarter Ended
Aug. 24, 2025 Aug. 25, 2024 Change
Operating profit as reported $ 1,725.8 $ 831.5 108%
Divestitures gain (1,054.4) -
Restructuring and transformation charges 18.3 2.9
Transaction costs 11.8 -
Mark-to-market effects 8.5 28.8
Acquisition integration costs 1.4 1.6
Investment activity, net (0.2) 0.4
Project-related costs - 0.1
Adjusted operating profit $ 711.2 $ 865.3 (18) %
Foreign currency exchange impact Flat
Adjusted operating profit growth, on a constant-currency basis (18) %
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted

EPS and the related constant-currency growth rates follows:

Quarter Ended
Per Share Data Aug. 24, 2025 Aug. 25, 2024 Change
Diluted earnings per share, as reported $ 2.22 $ 1.03 116%
Divestitures gain (1.43) -
Restructuring and transformation charges 0.03 -
CPW asset impairments and transaction costs 0.02 -
Transaction costs 0.02 -
Mark-to-market effects 0.01 0.04
Adjusted diluted earnings per share $ 0.86 $ 1.07 (20) %
Foreign currency exchange impact Flat
Adjusted diluted earnings per share growth, on a constant-currency basis (20) %
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

Percentage Change in
After-Tax

Earnings from Joint
Ventures

as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in After-Tax
Earnings from Joint Ventures
on Constant-Currency Basis
Quarter Ended Aug. 24, 2025 (65) % Flat (64) %
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

Quarter Ended Aug. 24, 2025
Percentage Change in
Operating Profit
as Reported
Impact of Foreign
Currency
Exchange
Percentage Change in Operating
Profit on Constant-Currency
Basis
North America Retail (24) % Flat (24) %
International 214% 19 pts 196%
North America Pet (5) % Flat (5) %
North America Foodservice (1) % Flat (1) %
Note: Table may not foot due to rounding.

Adjusted Effective Income Tax

Rates

We

believe

this

measure

provides

useful

information

to

investors

because

it

presents

the

adjusted

effective

income

tax

rate

on

a
comparable year-to-year basis.

Adjusted effective income tax rates are calculated as follows:

Quarter Ended

Aug. 24, 2025 Aug. 25, 2024
In Millions
(Except Per Share Data)
Pretax
Earnings
(a)
Income
Taxes
Pretax
Earnings
(a)
Income
Taxes
As reported $ 1,608.1 $ 410.9 $ 721.8 $ 157.4
Divestitures gain (1,054.4) (276.9) - -
Restructuring and transformation charges 18.3 4.3 2.9 0.7
Transaction costs 11.8 2.7 - -
Mark-to-market effects 8.5 2.0 28.8 6.6
Acquisition integration costs 1.4 0.3 1.6 0.4
Investment activity, net (0.2) (0.1) 0.4 0.1
Project-related costs - - 0.1 -
As adjusted $ 593.5 $ 143.2 $ 755.6 $ 165.3
Effective tax rate:
As reported 25.6% 21.8%
As adjusted 24.1% 21.9%
Sum of adjustments to income taxes $ (267.7) $ 7.8
Average number

of common shares - diluted EPS
542.5 563.8
Impact of income tax adjustments on adjusted diluted EPS $ 0.49 $ (0.01)
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
You

should also

consider the risk

factors that we

identify in Item

1A of Part

I of our

Annual Report on

Form 10-K for

the fiscal year
ended May 25, 2025, which could also affect our future results.
We undertake

no obligation to publicly revise any forward-looking

statements to reflect events or circumstances

after the date of those
statements or to reflect the occurrence of anticipated or unanticipated events.
Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

The

estimated

maximum

potential

value-at-risk

arising

from

a

one-day

loss

in

fair

value

for

our

interest

rate,

foreign

exchange,
commodity, and equity

market-risk-sensitive instruments outstanding as of August 24, 2025,

was as follows:

In Millions
One-day Risk
of Loss
Change During
Quarter Ended
Aug. 24, 2025 Analysis of Change
Interest rate instruments $ 41 $ (5) Decrease in interest rate volatility
Foreign currency instruments 54 3 Immaterial
Commodity instruments 2 (1) Immaterial
Equity instruments 3 - Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K

for the fiscal year ended May 25, 2025.

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

August 24,

2025, that

materially affected,

or are reasonably

likely to

materially affect,

our internal
control over financial reporting.
PART

II.

OTHER INFORMATION
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The

following

table

sets forth

information

with

respect

to

shares

of

our

common

stock

that we

purchased

during

the quarter

ended
August 24, 2025:
Period
Total

Number

of Shares
Purchased (a)
Average
Price Paid
Per Share (b)
Total

Number of Shares
Purchased as Part of a Publicly
Announced Program (c)
Maximum Number of Shares
that may yet be Purchased
Under the Program (c)
May 26, 2025 -
June 29, 2025
- $ - - 36,918,163
June 30, 2025 -
July 27, 2025 (d)
7,520,212 49.92 7,520,212 29,397,951
July 28, 2025 -

August 24, 2025 (d) 1,199,631 50.41 1,199,631 28,198,320
Total 8,719,843 $ 49.99 8,719,843 28,198,320
(a)

The total number

of shares purchased

includes shares of

common stock withheld

for the payment

of withholding taxes

upon the distribution

of
deferred option units.
(b)

Excludes commissions paid and other costs of execution, including excise taxes.
(c)

On June

27, 2022,

our Board

of Directors approved

an authorization

for the

repurchase of

up to

100,000,000 shares of

our common stock

and
terminated the

prior authorization.

Purchases can

be made

in the

open market

or in

privately negotiated

transactions, including

the use

of call
options

and

other

derivative

instruments,

Rule

10b5-1

trading

plans,

and

accelerated

repurchase

programs.

The

Board

did

not

specify

an
expiration date for the authorization.
(d)

In the

first quarter

of fiscal

2026, we

entered into

two accelerated

share repurchase

(ASR) agreements

with an

unrelated third-party

financial
institution to repurchase an aggregate of $500.0 million of our shares. We paid

an aggregate of $500.0 million and received an initial delivery of
7.5 million

shares of

our common stock

based on

the closing

share price of

our common

stock on July

1, 2025.

The value

of the

initial shares
delivered under the

ASR agreements represented 80

percent of the

aggregate purchase price,

with a fair value

of $400.0 million.

The first ASR
agreement was

settled on

August 4,

2025, with

a final

delivery of

1.2 million

additional shares.

The final

average purchase

price for

the first
ASR

agreement

was

$50.41

per

share,

not

including

costs

of

execution

or

excise

tax.

The

final

settlement

of

the

second

ASR

agreement
occurred on August

29, 2025, during

the second quarter

of fiscal 2026,

with a final

delivery of 1.3

million additional shares.

The final average
purchase price for the second ASR agreement was $49.45 per share, not including costs of execution or excise tax.

Item 5.

Other Information.

During the fiscal

quarter ended August

24, 2025, no

director or officer

of the Company
adopted

or
terminated

a “Rule 10b5-1

trading
arrangement” or “
non-Rule
10b5-1

trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART

II. OTHER INFORMATION
Item 6. Exhibits.

10.1
Form of Performance Stock Unit Award Agreement.

10.2
Form of Stock Option Award Agreement.

10.3
Form of Restricted Stock Unit Award Agreement.

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

GENERAL MILLS, INC.
(Registrant)
Date: September 17, 2025 /s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting

Officer
(Principal Accounting Officer and Duly Authorized

Officer)