Form 10-Q
period 2025-11-23
GENERAL MILLS INC
filed 2025-12-17
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 23, 2025
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
Yes ☐ No ☑
Number of shares of Common Stock outstanding as of December 10, 2025: 533,582,081 (excluding 221,031,247 shares held in the treasury).

General Mills, Inc.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Six-Month Period Ended
	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Net sales	$4,860.8	$5,240.1	$9,378.3	$10,088.2
Cost of sales	3,168.3	3,309.0	6,153.0	6,468.3
Selling, general, and administrative expenses	842.4	852.0	1,687.5	1,707.1
Divestitures gain	—	—	(1,054.4)	—
Restructuring, transformation, impairment, and other exit costs	122.1	1.2	138.4	3.4
Operating profit	728.0	1,077.9	2,453.8	1,909.4
Benefit plan non-service income	(15.7)	(13.8)	(30.8)	(27.7)
Interest, net	125.9	124.6	258.7	248.2
Earnings before income taxes and after-tax (loss) earnings from joint ventures	617.8	967.1	2,225.9	1,688.9
Income taxes	143.9	194.8	554.8	352.2
After-tax (loss) earnings from joint ventures	(59.6)	30.0	(52.8)	49.2
Net earnings, including earnings attributable to noncontrolling interests	414.3	802.3	1,618.3	1,385.9
Net earnings attributable to noncontrolling interests	1.3	6.6	1.1	10.3
Net earnings attributable to General Mills	$413.0	$795.7	$1,617.2	$1,375.6
Earnings per share – basic	$0.78	$1.43	$3.00	$2.46
Earnings per share – diluted	$0.78	$1.42	$3.00	$2.45
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Six-Month Period Ended
	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Net earnings, including earnings attributable to noncontrolling interests	$414.3	$802.3	$1,618.3	$1,385.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	12.4	28.8	(52.3)	(33.1)
Net actuarial loss	—	—	(7.5)	—
Other fair value changes:
Hedge derivatives	3.1	9.2	8.1	3.2
Reclassification to earnings:
Hedge derivatives	(4.7)	1.7	(3.9)	1.7
Amortization of losses and prior service costs	17.0	11.7	28.4	23.3
Other comprehensive income (loss), net of tax	27.8	51.4	(27.2)	(4.9)
Total comprehensive income	442.1	853.7	1,591.1	1,381.0
Comprehensive income attributable to noncontrolling interests	0.8	5.3	1.1	9.5
Comprehensive income attributable to General Mills	$441.3	$848.4	$1,590.0	$1,371.5
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	Nov. 23, 2025	May 25, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$683.4	$363.9
Receivables	1,892.6	1,795.9
Inventories	2,051.5	1,910.8
Prepaid expenses and other current assets	443.6	464.7
Assets held for sale	—	740.4
Total current assets	5,071.1	5,275.7
Land, buildings, and equipment	3,514.4	3,632.6
Goodwill	15,601.5	15,622.4
Other intangible assets	7,022.6	7,081.4
Other assets	1,339.4	1,459.0
Total assets	$32,549.0	$33,071.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,934.1	$4,009.5
Current portion of long-term debt	1,557.8	1,528.4
Notes payable	16.8	677.0
Other current liabilities	2,204.2	1,624.0
Liabilities held for sale	—	18.4
Total current liabilities	7,712.9	7,857.3
Long-term debt	12,160.2	12,673.2
Deferred income taxes	2,085.4	2,100.8
Other liabilities	1,261.7	1,228.6
Total liabilities	23,220.2	23,859.9
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,170.9	1,218.8
Retained earnings	22,550.8	21,917.8
Common stock in treasury, at cost, shares of 221.0 and 212.2	(11,908.6)	(11,467.9)
Accumulated other comprehensive loss	(2,572.2)	(2,545.0)
Total stockholders’ equity	9,316.4	9,199.2
Noncontrolling interests	12.4	12.0
Total equity	9,328.8	9,211.2
Total liabilities and equity	$32,549.0	$33,071.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Nov. 23, 2025		Nov. 24, 2024
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,518.9		$9,526.6
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,107.1		1,164.6
Stock compensation plans		(8.8)		(4.1)
Unearned compensation related to stock unit awards		(1.4)		(4.6)
Earned compensation		24.0		26.1
Shares purchased		50.0		—
Ending balance		1,170.9		1,182.0
Retained earnings:
Beginning balance		22,791.1		21,213.9
Net earnings attributable to General Mills		413.0		795.7
Cash dividends declared ($1.22 and $1.20 per share)		(653.3)		(669.3)
Ending balance		22,550.8		21,340.3
Common stock in treasury:
Beginning balance	(219.9)	(11,866.6)	(198.8)	(10,601.9)
Shares purchased, including excise tax of $0.4 and $2.6 million	(1.3)	(50.5)	(4.2)	(303.0)
Stock compensation plans	0.2	8.5	0.6	31.6
Ending balance	(221.0)	(11,908.6)	(202.4)	(10,873.3)
Accumulated other comprehensive loss:
Beginning balance		(2,600.5)		(2,576.5)
Comprehensive income		28.3		52.7
Ending balance		(2,572.2)		(2,523.8)
Noncontrolling interests:
Beginning balance		12.3		251.0
Comprehensive income		0.8		5.3
Distributions to noncontrolling interest holders		(0.7)		(7.8)
Ending balance		12.4		248.5
Total equity, ending balance		$9,328.8		$9,449.2
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Six-Month Period Ended
	Nov. 23, 2025		Nov. 24, 2024
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,211.2		$9,648.5
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,218.8		1,227.0
Stock compensation plans		(19.8)		(9.3)
Unearned compensation related to stock unit awards		(66.9)		(81.7)
Earned compensation		38.8		46.0
Ending balance		1,170.9		1,182.0
Retained earnings:
Beginning balance		21,917.8		20,971.8
Net earnings attributable to General Mills		1,617.2		1,375.6
Cash dividends declared ($1.83 and $1.80 per share)		(984.2)		(1,007.1)
Ending balance		22,550.8		21,340.3
Common stock in treasury:
Beginning balance	(212.2)	(11,467.9)	(195.5)	(10,357.9)
Shares purchased, including excise tax of $4.4 and $4.8 million	(10.0)	(504.5)	(8.7)	(605.2)
Stock compensation plans	1.2	63.8	1.8	89.8
Ending balance	(221.0)	(11,908.6)	(202.4)	(10,873.3)
Accumulated other comprehensive loss:
Beginning balance		(2,545.0)		(2,519.7)
Comprehensive loss		(27.2)		(4.1)
Ending balance		(2,572.2)		(2,523.8)
Noncontrolling interests:
Beginning balance		12.0		251.8
Comprehensive income		1.1		9.5
Distributions to noncontrolling interest holders		(0.7)		(12.8)
Ending balance		12.4		248.5
Total equity, ending balance		$9,328.8		$9,449.2
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Six-Month Period Ended
	Nov. 23, 2025	Nov. 24, 2024
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$1,618.3	$1,385.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	276.7	269.1
After-tax loss (earnings) from joint ventures	52.8	(49.2)
Distributions of earnings from joint ventures	26.9	23.1
Stock-based compensation	39.3	46.6
Deferred income taxes	51.6	(11.5)
Pension and other postretirement benefit plan contributions	(13.0)	(15.2)
Pension and other postretirement benefit plan costs	(13.7)	(6.5)
Divestitures gain	(1,054.4)	—
Restructuring, transformation, impairment, and other exit costs (recoveries)	96.8	(0.9)
Changes in current assets and liabilities, excluding the effects of the acquisition and divestitures	55.1	172.3
Other, net	79.9	(39.0)
Net cash provided by operating activities	1,216.3	1,774.7
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(253.1)	(301.2)
Acquisition, net of cash acquired	—	(7.7)
Proceeds from divestitures	1,803.4	—
Investments in affiliates, net	6.3	6.6
Proceeds from disposal of land, buildings, and equipment	2.4	0.9
Other, net	(20.1)	(4.5)
Net cash provided (used) by investing activities	1,538.9	(305.9)
Cash Flows - Financing Activities
Change in notes payable	(659.5)	254.3
Issuance of long-term debt	—	1,500.0
Payment of long-term debt	(581.0)	—
Proceeds from common stock issued on exercised options	0.3	33.8
Purchases of common stock for treasury	(500.1)	(600.4)
Dividends paid	(658.8)	(675.8)
Distributions to noncontrolling interest holders	(0.7)	(12.8)
Other, net	(34.4)	(77.0)
Net cash (used) provided by financing activities	(2,434.2)	422.1
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(16.1)
Increase in cash and cash equivalents	319.5	1,874.8
Cash and cash equivalents - beginning of year	363.9	418.0
Cash and cash equivalents - end of period	$683.4	$2,292.8
Cash Flows from changes in current assets and liabilities, excluding the effects of the acquisition and divestitures:
Receivables	$(93.7)	$(109.3)
Inventories	(143.0)	(169.5)
Prepaid expenses and other current assets	22.8	83.4
Accounts payable	(18.2)	266.4
Other current liabilities	287.2	101.3
Changes in current assets and liabilities	$55.1	$172.3
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
Operating results for the fiscal quarter ended November 23, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2026.
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
(2) Acquisition and Divestitures
During the first quarter of fiscal 2026, we completed the sale of our United States yogurt business to Groupe Lactalis S.A. and recorded a pre-tax gain of $1,046.5 million.
During the third quarter of fiscal 2025, we completed the sale of our Canada yogurt business to Sodiaal International and recorded a pre-tax gain of $95.9 million. In the first quarter of fiscal 2026, we recorded a sale price adjustment that resulted in a $7.9 million increase to the pre-tax gain.
During the third quarter of fiscal 2025, we acquired NX Pet Holding, Inc., representing Whitebridge Pet Brands’ North American premium cat feeding and pet treating business, for a purchase price of $1.4 billion (Whitebridge Pet Brands acquisition). We financed the transaction with cash on hand and new debt. We consolidated Whitebridge Pet Brands into our Consolidated Balance Sheets and recorded goodwill of $1,086.7 million, an indefinite-lived intangible asset for the Tiki Pets brand totaling $289.0 million, and a finite-
lived customer relationship asset of $31.0 million. The goodwill is included in the North America Pet segment and is not deductible for tax purposes. The pro forma effects of this acquisition were not material. We have conducted a preliminary assessment of the fair value of the acquired assets and liabilities of the business and we are continuing our review of these items during the measurement period. If new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of those items.  The consolidated results are reported in our
North America Pet operating segment on a one-month lag. In the second quarter of fiscal 2026, we recorded adjustments to certain purchase accounting liabilities upon finalization of income tax returns that resulted in a $32.5 million decrease to goodwill.
(3) Restructuring, Transformation, Impairment, and Other Exit Costs
Restructuring, transformation, and impairment charges were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Other intangible asset impairment	$52.9	$—	$52.9	$—
Supply chain actions	50.3	—	50.3	—
Charges associated with restructuring and transformation actions previously announced	21.9	1.3	40.2	4.2
Total	$125.1	$1.3	$143.4	$4.2
In the second quarter of fiscal 2026, we recorded a $52.9 million non-cash impairment charge related to our Uncle Toby's brand intangible asset. Please see Note 4 for additional information.
In the second quarter of fiscal 2026, we approved a multi-year organizational initiative to increase the competitiveness of our supply chain. We expect to incur approximately $82 million of restructuring charges, of which approximately $17 million will be cash. These charges are expected to consist of approximately $64 million of asset write-offs and $18 million of other costs, including severance.

We recognized $45.4 million of asset write-offs, including $42.5 million of impairment, and $4.9 million of severance and other benefit costs in the second quarter of fiscal 2026. The non-cash asset impairment charges to write down certain long-lived assets to their fair value were based on recently reported transactions for similar assets in the marketplace. We expect these actions to be completed by the end of fiscal 2029.
We recorded $21.9 million of restructuring and transformation charges in the second quarter of fiscal 2026 and $40.2 million of restructuring and transformation charges in the six-month period ended November 23, 2025, related to restructuring and transformation actions previously announced. We recorded $1.3 million of restructuring charges in the second quarter of fiscal 2025 and $4.2 million of restructuring charges in the six-month period ended November 24, 2024, related to restructuring actions previously announced. We expect these actions to be completed by the end of fiscal 2028.
We paid net $46.6 million of cash in the six-month period ended November 23, 2025, related to restructuring and transformation actions. We paid net $5.1 million of cash in the same period of fiscal 2025.
Restructuring, transformation, and impairment charges are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Restructuring, transformation, impairment, and other exit costs	$122.1	$1.2	$138.4	$3.4
Cost of sales	3.0	0.1	5.0	0.8
Total restructuring, transformation, and impairment charges	$125.1	$1.3	$143.4	$4.2
The roll forward of our restructuring, transformation, and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Total
Reserve balance as of May 25, 2025	$77.1
Fiscal 2026 charges, including foreign currency translation	4.8
Utilized in fiscal 2026	(19.4)
Reserve balance as of Nov. 23, 2025	$62.5
The restructuring, transformation, and other exit cost reserves balance as of November 23, 2025, is primarily related to severance costs. The charges recognized in the roll forward of our reserves for restructuring, transformation, and other exit costs do not include items charged directly to expense (e.g., asset write-offs, asset impairment charges, and the gain or loss on the sale of restructured assets) and other periodic exit costs recognized as incurred, as those items are not reflected in our restructuring, transformation, and other exit cost reserves on our Consolidated Balance Sheets.
(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions	Nov. 23, 2025	May 25, 2025
Goodwill	$15,601.5	$15,622.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands and other indefinite-lived intangibles	6,767.9	6,816.7
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles	421.2	420.9
Less accumulated amortization	(166.5)	(156.2)
Intangible assets subject to amortization, net	254.7	264.7
Other intangible assets	7,022.6	7,081.4
Total	$22,624.1	$22,703.8
Based on the carrying value of finite-lived intangible assets as of November 23, 2025, annual amortization expense for each of the next five fiscal years is estimated to be approximately $20 million.

The changes in the carrying amount of goodwill during the six-month period ended November 23, 2025, were as follows:

In Millions	North America Retail	North America Pet	North America Foodservice	International (a)	Corporate and Joint Ventures	Total
Balance as of May 25, 2025	$6,323.5	$7,149.5	$755.5	$951.7	$442.2	$15,622.4
Purchase accounting adjustment	—	(32.5)	—	—	—	(32.5)
Other activity, primarily foreign currency translation	(2.8)	—	(0.1)	9.0	5.5	11.6
Balance as of Nov. 23, 2025	$6,320.7	$7,117.0	$755.4	$960.7	$447.7	$15,601.5
(a)The carrying amounts of goodwill within the International segment as of May 25, 2025, and November 23, 2025, were net of accumulated impairment losses of $117.1 million. For additional information, see Note 6 to the Consolidated Financial Statements
included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.
The changes in the carrying amount of other intangible assets during the six-month period ended November 23, 2025, were as follows:

In Millions	Total
Balance as of May 25, 2025	$7,081.4
Impairment charge	(52.9)
Other activity, primarily amortization and foreign currency translation	(5.9)
Balance as of Nov. 23, 2025	$7,022.6
Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2026. As a result of lower future sales and profitability projections for the business supporting our Uncle Toby’s brand intangible asset, we determined that the fair value of the brand intangible asset no longer exceeded its carrying value and recorded a
$52.9 million non-cash impairment charge. We recorded the impairment charge in restructuring, transformation, impairment, and other exit costs in our Consolidated Statements of Earnings. Our estimate of the fair value was determined based on a discounted cash flow model using inputs which included our long-range cash flow projections for the business, the royalty rate, the weighted-average cost of capital rate, and the tax rate. The fair value is a Level 3 asset in the fair value hierarchy.
All other intangible asset fair values were substantially in excess of the carrying values. In addition, while having significant coverage as of our fiscal 2026 assessment date, the Progresso, Nudges, True Chews, and Kitano brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.
(5) Inventories
The components of inventories were as follows:

In Millions	Nov. 23, 2025	May 25, 2025
Finished goods	$2,078.9	$1,883.9
Raw materials and packaging	458.8	460.0
Grain	105.5	112.5
Excess of FIFO over LIFO cost	(591.7)	$(545.6)
Total	$2,051.5	$1,910.8
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
Unallocated corporate items for the quarters and six-month periods ended November 23, 2025, and November 24, 2024, included:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Net (loss) gain on mark-to-market valuation of certain commodity positions	$(4.8)	$3.4	$(5.3)	$(34.3)
Net loss (gain) on commodity positions reclassified from unallocated corporate items to segment operating profit	1.2	19.1	(0.2)	36.3
Net mark-to-market revaluation of certain grain inventories	7.6	6.9	1.0	(1.4)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$4.0	$29.4	$(4.5)	$0.6
As of November 23, 2025, the net notional value of commodity derivatives was $143.5 million, of which $79.1 million related to energy inputs and $64.4 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
We also have net investments in foreign subsidiaries that are denominated in euros. As of November 23, 2025, we hedged a portion of these investments with €4,243.3 million of euro-denominated bonds.
During the fourth quarter of fiscal 2025, we entered into a €750.0 million notional amount interest rate swap to convert our €750.0 million fixed-rate notes due April 17, 2032, to a floating rate.
During the second quarter of fiscal 2025, in advance of planned debt financing, we entered into $350.0 million of treasury locks. The treasury locks were terminated during the second quarter of fiscal 2025, in conjunction with the Company’s issuance of $750.0 million of fixed-rate notes due January 30, 2035. Upon termination, a gain of $0.1 million was recognized in AOCI and will be amortized through interest expense over the respective term of the debt.
During the second quarter of fiscal 2025, we entered into a $750.0 million notional amount interest rate swap to convert our $750.0 million of fixed-rate notes due January 30, 2030, to a floating rate.
During the second quarter of fiscal 2025, our $500.0 million notional amount interest rate swap to convert our $500.0 million of fixed-
rate notes due November 18, 2025 to a floating rate was called by the counterparty prior to the maturity date. The previously existing swap was designated as a fair value hedge, and concurrent with the swap being called, we ceased recording market value adjustments to the associated hedged debt.
The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of November 23, 2025, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.
We offer certain suppliers access to third-party services that allow them to view our scheduled payments online. The third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party.
We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services, including not providing any form of guarantee and not pledging assets as security to the third parties or financial institutions. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of November 23, 2025, $1,460.1 million of our total accounts payable were payable to suppliers who utilize these third-party services. As of May 25, 2025, $1,427.5 million of our total accounts payable were payable to suppliers who utilize these third-party services.

(7) Debt
The components of notes payable and their respective weighted-average interest rates were as follows:

	Nov. 23, 2025		May 25, 2025
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$—	—%	$669.4	4.5%
Financial institutions	16.8	6.0	7.6	5.8
Total	$16.8	6.0%	$677.0	4.5%
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
The following table details the credit facilities and lines of credit we had available as of November 23, 2025:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	771.8	16.8
Total	$3,471.8	$16.8
The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of November 23, 2025.
Long-Term Debt
The fair values and carrying amounts of long-term debt, including the current portion, were $13,390.1 million and $13,718.0 million, respectively, as of November 23, 2025. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.
In the second quarter of fiscal 2026, we repaid €500.0 million of 0.125 percent fixed-rate notes due November 15, 2025, with cash on hand.
In the fourth quarter of fiscal 2025, we issued €750.0 million of 3.6 percent fixed-rate notes due April 17, 2032. We used the net proceeds to repay $800.0 million of 4.0 percent fixed-rate notes due April 17, 2025 and a portion of our outstanding commercial paper, as well as for general corporate purposes.
In the third quarter of fiscal 2025, we repaid $500.0 million of 5.241 percent fixed-rate notes due November 18, 2025, using proceeds from the issuance of commercial paper.
In the second quarter of fiscal 2025, we issued $750.0 million of 4.875 percent fixed-rate notes due January 30, 2030. We used the net proceeds to fund the Whitebridge Pet Brands acquisition.
In the second quarter of fiscal 2025, we issued $750.0 million of 5.25 percent fixed-rate notes due January 30, 2035. We used the net proceeds to fund the Whitebridge Pet Brands acquisition.
In the second quarter of fiscal 2025, we issued €250.0 million of floating-rate notes due April 22, 2026. We used the net proceeds to repay €250.0 million of floating-rate notes due November 8, 2024.
In the second quarter of fiscal 2025, we issued €500.0 million of floating-rate notes due October 22, 2026. We used the net proceeds to repay €500.0 million of floating-rate notes due November 8, 2024.
Certain of our long-term debt agreements contain restrictive covenants. As of November 23, 2025, we were in compliance with all of these covenants.

(8) Noncontrolling Interest
During the fourth quarter of fiscal 2025, we purchased the outstanding General Mills Cereals, LLC (GMC) Class A limited membership interests (GMC Class A Interests) from the third-party holder for $252.8 million. The GMC Class A Interests represented our principal noncontrolling interest. The third-party holder of the GMC Class A Interests received quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-to-market valuation. On June 1, 2024, the floating preferred return rate was reset to the sum of the three-month Term SOFR plus 261 basis points.
(9) Stockholders’ Equity
The following tables provide details of total comprehensive income:

	Quarter Ended				Quarter Ended
	Nov. 23, 2025				Nov. 24, 2024
	General Mills			Noncontrolling Interests	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to noncontrolling interests			$413.0	$1.3			$795.7	$6.6
Other comprehensive income (loss):
Foreign currency translation	$34.8	$(21.9)	12.9	(0.5)	$100.9	$(70.8)	30.1	(1.3)
Other fair value changes:
Hedge derivatives	4.0	(0.9)	3.1	—	11.8	(2.6)	9.2	—
Reclassification to earnings:
Hedge derivatives (a)	(4.1)	(0.6)	(4.7)	—	1.2	0.5	1.7	—
Amortization of losses and prior service costs (b)	21.2	(4.2)	17.0	—	14.6	(2.9)	11.7	—
Other comprehensive income (loss)	$55.9	$(27.6)	28.3	(0.5)	$128.5	$(75.8)	52.7	(1.3)
Total comprehensive income			$441.3	$0.8			$848.4	$5.3
(a)(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. In the second quarter of fiscal 2026, a $6.7 million loss related to a curtailment was reclassified from AOCI into earnings and is reported in Restructuring, transformation, impairment and other exit costs in our Consolidated Statements of Earnings.

	Six-Month Period Ended				Six-Month Period Ended
	Nov. 23, 2025				Nov. 24, 2024
	General Mills			Noncontrolling Interests	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to noncontrolling interests			$1,617.2	$1.1			$1,375.6	$10.3
Other comprehensive (loss) income:
Foreign currency translation	$(69.3)	$17.0	(52.3)	—	$7.0	$(39.3)	(32.3)	(0.8)
Net actuarial loss	(7.5)	—	(7.5)	—	—	—	—	—
Other fair value changes:
Hedge derivatives	10.2	(2.1)	8.1	—	4.3	(1.1)	3.2	—
Reclassification to earnings:
Hedge derivatives (a)	(3.2)	(0.7)	(3.9)	—	0.8	0.9	1.7	—
Amortization of losses and prior service costs (b)	35.8	(7.4)	28.4	—	29.1	(5.8)	23.3	—
Other comprehensive loss	$(34.0)	$6.8	(27.2)	—	$41.2	$(45.3)	(4.1)	(0.8)
Total comprehensive income			$1,590.0	$1.1			$1,371.5	$9.5
(a)(Gain) loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. In the second quarter of fiscal 2026, a $6.7 million loss related to a curtailment was reclassified from AOCI into earnings and is reported in Restructuring, transformation, impairment and other exit costs in our Consolidated Statements of Earnings.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Nov. 23, 2025	May 25, 2025
Foreign currency translation adjustments	$(929.0)	$(876.7)
Unrealized loss from hedge derivatives	(3.2)	(7.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,697.9)	(1,726.8)
Prior service credits	57.9	65.9
Accumulated other comprehensive loss	$(2,572.2)	$(2,545.0)
(10) Stock Plans
We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended
May 25, 2025.
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Compensation expense related to stock-based payments	$24.2	$26.3	$39.3	$46.6
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, transformation, impairment, and other exit costs in fiscal 2026.
(Shortfall) windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
(Shortfall) windfall tax benefits from stock-based payments	$(0.1)	$2.0	$(1.6)	$4.8
As of November 23, 2025, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $158.8 million. This expense will be recognized over 26 months on average.
Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024
Net cash proceeds	$0.3	$33.8
Intrinsic value of options exercised	$—	$10.0
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

	Six-Month Period Ended
	Nov. 23, 2025	Nov. 24, 2024
Estimated fair values of stock options granted	$9.45	$13.26
Assumptions:
Risk-free interest rate	4.2%	4.5%
Expected term	8.0 years	8.5 years
Expected volatility	22.3%	21.6%
Dividend yield	4.7%	3.8%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

	Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024
Total grant date fair value	$107.1	$97.0
(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Six-Month Period Ended
In Millions, Except per Share Data	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Net earnings attributable to General Mills	$413.0	$795.7	$1,617.2	$1,375.6
Average number of common shares – basic EPS	536.4	556.9	538.8	558.7
Incremental share effect from: (a)
Stock options	0.1	1.9	0.2	1.7
Restricted stock units and performance share units	0.8	1.6	1.0	1.8
Average number of common shares – diluted EPS	537.3	560.4	540.0	562.2
Earnings per share – basic	$0.78	$1.43	$3.00	$2.46
Earnings per share – diluted	$0.78	$1.42	$3.00	$2.45
(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Anti-dilutive stock options, restricted stock units, and performance share units	12.5	3.1	11.6	3.2
(12) Share Repurchases
Share repurchases were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Shares of common stock	1.3	4.2	10.0	8.7
Aggregate purchase price	$50.5	$303.0	$504.5	$605.2
During the first quarter of fiscal 2026, we entered into two accelerated share repurchase (ASR) agreements with an unrelated third-
party financial institution to repurchase an aggregate of $500.0 million of our shares of common stock. Under the ASR agreements, we paid an aggregate of $500.0 million and received an initial delivery of 7.5 million shares of our common stock in the first quarter of fiscal 2026. The value of the initial shares delivered under the ASR agreements in the first quarter of fiscal 2026 represented 80 percent of the aggregate purchase price, with a fair value of $400.0 million.

The first ASR agreement was settled in the first quarter of fiscal 2026 with a final delivery of 1.2 million additional shares. The second
ASR agreement was settled in the second quarter of fiscal 2026 with a final delivery of 1.3 million additional shares. We received a total of 10.0 million shares at an average price of $49.92, not including costs of execution or excise tax, under the ASR agreements.
In the first quarter of fiscal 2026, we recorded the transactions under the ASR agreements on our Consolidated Balance Sheets as an increase in treasury stock of $450.0 million and a decrease in additional paid-in capital of $50.0 million. Upon completion of the ASR agreements in the second quarter of fiscal 2026, we reclassified $50.0 million from additional paid-in capital to treasury stock on our
Consolidated Balance Sheets.
(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

	Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024
Net cash interest payments	$268.8	$139.6
Net income tax payments	$231.7	$252.1
(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Service cost	$10.4	$12.9	$0.6	$1.1	$1.7	$1.7
Interest cost	72.8	76.7	4.2	5.3	0.9	1.0
Expected return on plan assets	(101.3)	(105.0)	(8.4)	(8.9)	—	—
Amortization of losses (gains)	26.2	24.9	(6.5)	(5.1)	—	0.2
Amortization of prior service costs (credits)	0.3	0.4	(5.3)	(5.6)	(0.2)	(0.2)
Other adjustments	—	—	—	—	2.1	2.5
Curtailment loss (gain)	6.7	—	(0.5)	—	—	—
Net expense (income)	$15.1	$9.9	$(15.9)	$(13.2)	$4.5	$5.2

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Six-Month Period Ended		Six-Month Period Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Service cost	$20.9	$25.9	$1.2	$2.2	$3.4	$3.5
Interest cost	145.7	153.4	8.4	10.6	1.8	2.0
Expected return on plan assets	(202.6)	(210.0)	(16.8)	(17.9)	—	—
Amortization of losses (gains)	52.5	50.0	(13.0)	(10.3)	0.1	0.3
Amortization of prior service costs (credits)	0.6	0.7	(10.6)	(11.1)	(0.5)	(0.5)
Other adjustments	—	—	—	—	4.1	5.1
Curtailment loss (gain)	6.7	—	(0.5)	—	—	—
Net expense (income)	$23.8	$20.0	$(31.3)	$(26.5)	$8.9	$10.4
(15) Income Taxes
On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the immediate expensing of research and development expenditures, and 100 percent bonus depreciation on qualified property. The impacts of the OBBBA are reflected in our results for the six-month period ended November 23, 2025, and there was no material impact to our income tax expense. As of the six-
month period ended November 23, 2025, we expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods.
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
Our North America Pet operating segment includes pet food products sold primarily in the United States and Canada in national pet superstore chains, e-commerce retailers, grocery stores, regional pet store chains, mass merchandisers, and veterinary clinics and hospitals. Our product categories include dog and cat food (dry foods, wet foods, fresh foods, and treats) made with whole meats, fruits, vegetables, and other high-quality natural ingredients. Our tailored pet product offerings address specific dietary, lifestyle, and life-stage needs and span different product types, diet types, breed sizes for dogs, life-stages, flavors, product functions, and textures and cuts for wet and fresh foods.
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
Our operating segment results were as follows:

	Quarter Ended November 23, 2025
	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$2,883.3	$728.9	$660.4	$581.8	$4,854.4
Corporate and other net sales					6.4
Total net sales					$4,860.8
Cost of sales	1,794.7	541.3	394.2	433.5
Selling, general, and administrative expenses	406.3	159.2	143.1	43.5
Segment operating profit	$682.3	$28.4	$123.1	$104.8	$938.6
Unallocated corporate items					88.5
Restructuring, transformation, impairment, and other exit costs					122.1
Operating profit					$728.0

	Quarter Ended November 24, 2024
	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$3,321.5	$690.6	$595.8	$630.0	$5,237.9
Corporate and other net sales					2.2
Total net sales					$5,240.1
Cost of sales	2,023.9	520.5	341.6	466.6
Selling, general, and administrative expenses	435.3	146.3	114.9	44.9
Segment operating profit	$862.3	$23.8	$139.3	$118.5	$1,143.9
Unallocated corporate items					64.8
Restructuring, transformation, impairment, and other exit costs					1.2
Operating profit					$1,077.9

	Six-Month Period Ended November 23, 2025
	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$5,508.8	$1,489.1	$1,270.4	$1,098.5	$9,366.8
Corporate and other net sales					11.5
Total net sales					$9,378.3
Cost of sales	3,459.2	1,080.1	762.8	835.8
Selling, general, and administrative expenses	803.1	314.9	271.6	87.3
Segment operating profit	$1,246.5	$94.1	$236.0	$175.4	$1,752.0
Unallocated corporate items					214.2
Divestitures gain					(1,054.4)
Restructuring, transformation, impairment, and other exit costs					138.4
Operating profit					$2,453.8

	Six-Month Period Ended November 24, 2024
	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$6,338.1	$1,407.6	$1,171.9	$1,166.2	$10,083.8
Corporate and other net sales					4.4
Total net sales					$10,088.2
Cost of sales	3,860.3	1,068.8	679.7	887.7
Selling, general, and administrative expenses	869.8	294.1	233.5	88.5
Segment operating profit	$1,608.0	$44.7	$258.7	$190.0	$2,101.4
Unallocated corporate items					188.6
Restructuring, transformation, impairment, and other exit costs					3.4
Operating profit					$1,909.4
Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
U.S. Meals & Baking Solutions	$1,312.8	$1,327.9	$2,234.2	$2,274.2
Big G Cereal & Canada (a)	779.5	1,150.5	1,646.4	2,310.3
U.S. Snacks	791.0	843.1	1,628.2	1,753.6
Total	$2,883.3	$3,321.5	$5,508.8	$6,338.1
(a) Upon completion of the United States yogurt business divestiture, the former U.S. Morning Foods and Canada operating units were combined into a new Big G Cereal & Canada operating unit. Prior period amounts have been recast to conform to the current period presentation. This did not result in a change to the composition of our reportable segments or information reviewed by our
CODM.
Net sales by class of similar products were as follows:

	Quarter Ended		Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Nov. 23, 2025	Nov. 24, 2024
Snacks	$1,017.9	$1,055.0	$2,067.6	$2,161.8
Cereal	791.2	829.5	1,558.4	1,622.6
Convenient meals	827.0	795.1	1,477.8	1,474.0
Pet	698.7	623.8	1,341.7	1,228.4
Dough	720.9	722.6	1,236.0	1,240.4
Baking mixes and ingredients	556.0	577.2	1,004.0	1,034.3
Super-premium ice cream	175.8	163.6	397.2	376.5
Yogurt	—	377.8	102.0	749.7
Other	73.3	95.5	193.6	200.5
Total	$4,860.8	$5,240.1	$9,378.3	$10,088.2

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
Our key priorities in fiscal 2026 are to return North America Retail to volume growth, accelerate North America Pet growth with an expanded portfolio, and drive efficiencies to reinvest in growth. We expect category growth to be below our long-term projections, reflecting less benefit from net price realization and mix amid a continued challenging consumer backdrop. To strengthen our categories and market share performance, we plan to increase investment in consumer value, product news, innovation, and brand building, guided by our remarkable experience framework. This included a significant strategic investment to launch Blue Buffalo into the fast-growing United States fresh pet food sub-category in calendar 2025. We expect the combination of these growth investments, input cost inflation, and normalization of corporate incentive will outpace expected Holistic Margin Management cost savings of 5 percent of cost of goods sold, savings from our global transformation initiative, and benefits from a 53rd week in fiscal 2026. In addition, we expect the net impact of the divestitures of our North American yogurt businesses and the Whitebridge Pet Brands acquisition will reduce adjusted operating profit growth by approximately 5 points in fiscal 2026.
CONSOLIDATED RESULTS OF OPERATIONS
Second Quarter Results
In the second quarter of fiscal 2026, net sales decreased 7 percent, including the net impact of the divestitures of our North American yogurt businesses (Divestitures) and the acquisition of Whitebridge Pet Brands (Acquisition). Organic net sales decreased 1 percent compared to the same period last year. Operating profit decreased 32 percent to $728 million, including the net impact of the
Divestitures and Acquisition, primarily driven by a decrease in contributions from volume growth, higher input costs, and higher restructuring, transformation, and impairment charges, partially offset by favorable net price realization and mix. Operating profit margin of 15.0 percent decreased 560 basis points. Adjusted operating profit of $848 million decreased 20 percent on a constant-
currency basis, including the net impact of the Divestitures and Acquisition, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix. Adjusted operating profit margin decreased 290 basis points to 17.4 percent. Diluted earnings per share of $0.78 decreased 45 percent in the second quarter of fiscal
2026. Adjusted diluted earnings per share of $1.10 decreased 21 percent on a constant-currency basis compared to the second quarter of fiscal 2025. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the second quarter of fiscal 2026 follows:

Quarter Ended Nov. 23, 2025	In millions, except per share	Quarter Ended Nov. 23, 2025 vs. Nov. 24, 2024	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,860.8	(7)%
Operating profit	728.0	(32)%	15.0%
Net earnings attributable to General Mills	413.0	(48)%
Diluted earnings per share	$0.78	(45)%
Organic net sales growth rate (a)		(1)%
Adjusted operating profit (a)	847.7	(20)%	17.4%	(20)%
Adjusted diluted earnings per share (a)	$1.10	(21)%		(21)%
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Quarter Ended
	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024
Net sales (in millions)	$4,860.8	(7)%	$5,240.1
Contributions from volume growth (a)		(9) pts
Net price realization and mix		1 pt
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Net sales in the second quarter of fiscal 2026 decreased 7 percent compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the net impact of the Divestitures and Acquisition.
Components of organic net sales growth are shown in the following table:

Quarter Ended Nov. 23, 2025 vs.
Quarter Ended Nov. 24, 2024
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	(2) pts
Organic net sales growth	(1) pt
Foreign currency exchange	Flat
Acquisition and divestitures	(6) pts
Net sales growth	(7) pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Organic net sales decreased 1 percent in the second quarter of fiscal 2026 compared to the same period in fiscal 2025, driven by unfavorable organic net price realization and mix.
Cost of sales decreased $141 million to $3,168 million in the second quarter of fiscal 2026, compared to the same period in fiscal
2025. The decrease was primarily driven by a $288 million decrease attributable to lower volume, partially offset by a $119 million increase attributable to product rate and mix, both of which include the net impact of the Divestitures and Acquisition. We recorded a
$4 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the second quarter of fiscal 2026, compared to a $29 million net decrease in the second quarter of fiscal 2025. We recorded $3 million of restructuring charges in cost of sales in the second quarter of fiscal 2026.
Selling, general, and administrative (SG&A) expenses decreased $10 million to $842 million in the second quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily driven by net favorable corporate investment activity. SG&A expenses as a percent of net sales in the second quarter of fiscal 2026 increased 100 basis points compared to the second quarter of fiscal 2025.
Restructuring, transformation, impairment, and other exit costs totaled $122 million in the second quarter of fiscal 2026, compared to $1 million in the same period last year. In the second quarter of fiscal 2026, we recorded a $53 million non-cash impairment charge related to our Uncle Toby's brand intangible asset. We also approved a multi-year organizational initiative to increase the competitiveness of our supply chain, and as a result, we recorded $47 million of charges in the second quarter of fiscal
2026. In addition, we recorded $22 million of restructuring and transformation charges in the second quarter of fiscal 2026 related to actions previously announced (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Benefit plan non-service income totaled $16 million in the second quarter of fiscal 2026, compared to $14 million in the same period last year, primarily driven by lower interest costs partially offset by lower expected return on plan assets.
Interest, net for the second quarter of fiscal 2026 totaled $126 million, up $1 million from the second quarter of fiscal 2025, primarily driven by higher average long-term debt levels.
The effective tax rate for the second quarter of fiscal 2026 was 23.3 percent compared to 20.1 percent for the second quarter of fiscal
2025. The 3.2 percentage point increase was primarily due to unfavorable earnings mix by jurisdiction in fiscal 2026 and certain nonrecurring discrete tax benefits in fiscal 2025. Our effective tax rate excluding certain items affecting comparability was 23.3 percent in the second quarter of fiscal 2026, compared to 20.1 percent in the same period last year (see the “Non-GAAP Measures”

section below for a description of our use of measures not defined by GAAP). The 3.2 percentage point increase was primarily due to unfavorable earnings mix by jurisdiction in fiscal 2026 and certain nonrecurring discrete tax benefits in fiscal 2025.
The impacts of the OBBBA are reflected in our results for the quarter ended November 23, 2025, and there was no material impact to our income tax expense. We expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods. Please refer to Note 15 to the Consolidated Financial Statements in Part I, Item 1 of the report for additional information.
After-tax (loss) earnings from joint ventures for the second quarter of fiscal 2026 was a $60 million after-tax loss compared to after-tax earnings from joint ventures of $30 million in the same period in fiscal 2025, primarily driven by our $85 million pre-tax share of a non-cash goodwill impairment charge at Cereal Partners Worldwide (CPW) in fiscal 2026, as a result of downward revisions of future sales and profitability estimates in the Australian market. On a constant-currency basis, after-tax loss from joint ventures decreased 302 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by
GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Nov. 23, 2025 vs.
Quarter Ended Nov. 24, 2024	CPW	HDJ (a)	Total
Contributions from volume growth (b)	(4) pts	(3) pts
Net price realization and mix	3 pts	3 pts
Net sales growth in constant currency	(1) pt	Flat	(1) pt
Foreign currency exchange	3 pts	(2) pts	2 pts
Net sales growth	2 pts	(1) pt	1 pt
(a)Häagen-Dazs Japan, Inc. (HDJ).
(b)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.
Average diluted shares outstanding decreased by 23 million in the second quarter of fiscal 2026 from the same period a year ago primarily due to share repurchases.
Six-Month Results
In the six-month period ended November 23, 2025, net sales decreased 7 percent, including the net impact of the Divestitures and
Acquisition. Organic net sales decreased 2 percent compared to the same period last year. Operating profit increased 29 percent to
$2,454 million, primarily driven by a divestiture gain related to the sale of our United States yogurt business and favorable net price realization and mix, partially offset by a decrease in contributions from volume growth, higher input costs, and higher restructuring, transformation, and impairment charges. Operating profit margin of 26.2 percent increased 730 basis points compared to the same period last year. Adjusted operating profit of $1,559 million decreased 19 percent on a constant-currency basis, including the net impact of the Divestitures and Acquisition, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix. Adjusted operating profit margin decreased 250 basis points to 16.6 percent.
Diluted earnings per share of $3.00 increased 22 percent in the six-month period ended ended November 23, 2025, and adjusted diluted earnings per share of $1.96 decreased 21 percent on a constant-currency basis compared to the same period last year (see the
“Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
A summary of our consolidated financial results for the six-month period ended November 23, 2025, follows:

Six-Month Period Ended Nov. 23, 2025	In millions, except per share	Six-Month Period Ended Nov. 23, 2025 vs. Nov. 24, 2024	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$9,378.3	(7)%
Operating profit	2,453.8	29%	26.2%
Net earnings attributable to General Mills	1,617.2	18%
Diluted earnings per share	$3.00	22%
Organic net sales growth rate (a)		(2)%
Adjusted operating profit (a)	1,558.9	(19)%	16.6%	(19)%
Adjusted diluted earnings per share (a)	$1.96	(21)%		(21)%
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024
Net sales (in millions)	$9,378.3	(7)%	$10,088.2
Contributions from volume growth (a)		(8) pts
Net price realization and mix		1 pt
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.
The 7 percent decrease in net sales for the six-month period ended November 23, 2025, was driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the net impact of the Divestitures and
Acquisition.
Components of organic net sales growth are shown in the following table:

Six-Month Period Ended Nov. 23, 2025 vs.
Six-Month Period Ended Nov. 24, 2024
Contributions from organic volume growth (a)	Flat
Organic net price realization and mix	(2) pts
Organic net sales growth	(2) pts
Foreign currency exchange	Flat
Acquisition and divestitures	(5) pts
Net sales growth	(7) pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Organic net sales decreased 2 percent in the six-month period ended November 23, 2025, driven by unfavorable organic net price realization and mix.
Cost of sales decreased $315 million to $6,153 million in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025. The decrease was primarily driven by a $540 million decrease attributable to lower volume, partially offset by a
$215 million increase attributable to product rate and mix, both of which include the net impact of the Divestitures and Acquisition.
We recorded a $5 million net increase in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the six-month period ended November 23, 2025, compared to a $1 million net decrease in the six-month period ended November 24, 2024. In addition, we recorded $5 million of restructuring charges in the six-month period ended November 23,
2025, compared to $1 million of restructuring charges in cost of sales in the same period last year (please refer to Note 3 to the
Consolidated Financial Statements in Part I, Item 1 of this report).
SG&A expenses decreased $20 million to $1,688 million in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, primarily driven by net favorable corporate investment activity and lower other administrative costs, including the net impact of the Divestitures and Acquisition. SG&A expenses as a percent of net sales increased 110 basis points in the six-
month period ended November 23, 2025, compared to the same period of fiscal 2025.
Divestitures gain totaled $1,054 million in the six-month period ended November 23, 2025, primarily related to the sale of our United
States yogurt business (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Restructuring, transformation, impairment, and other exit costs totaled $138 million in the six-month period ended November 23,
2025, compared to $3 million in the same period last year. In fiscal 2026, we recorded a $53 million non-cash impairment charge related to our Uncle Toby's brand intangible asset. We also approved a multi-year organizational initiative to increase the competitiveness of our supply chain, and as a result, we recorded $47 million of charges in fiscal 2026. In addition, we recorded $38 million of restructuring and transformation charges in the six-month period ended November 23, 2025, related to actions previously announced (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Benefit plan non-service income totaled $31 million in the six-month period ended November 23, 2025, compared to $28 million in the same period last year, primarily driven by lower interest costs partially offset by lower expected return on plan assets.
Interest, net for the six-month period ended November 23, 2025, increased $11 million to $259 million compared to the same period of fiscal 2025, primarily driven by higher average long-term debt levels.

The effective tax rate for the six-month period ended November 23, 2025, was 24.9 percent compared to 20.9 percent in the same period last year. The 4.0 percentage point increase was primarily due to certain unfavorable tax components related to the sale of our
United States yogurt business, unfavorable earnings mix by jurisdiction in fiscal 2026, and certain nonrecurring discrete tax benefits in fiscal 2025. Our effective tax rate excluding certain items affecting comparability was 23.7 percent in the six-month period ended
November 23, 2025, compared to 20.9 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 2.8 percentage point increase is primarily due to unfavorable earnings mix by jurisdiction in fiscal 2026 and certain nonrecurring discrete tax benefits in fiscal 2025.
The impacts of the OBBBA are reflected in our results for the six-month period ended November 23, 2025, and there was no material impact to our income tax expense. We expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods. Please refer to Note 15 to the Consolidated Financial Statements in Part I, Item 1 of the report for additional information.
After-tax (loss) earnings from joint ventures for the six-month period ended November 23, 2025, was a $53 million after-tax loss compared to after-tax earnings from joint ventures of $49 million in the same period in fiscal 2025, primarily driven by our $85 million pre-tax share of a non-cash goodwill impairment charge at CPW in fiscal 2026, as a result of downward revisions of future sales and profitability estimates in the Australian market.  On a constant-currency basis, after-tax loss from joint ventures decreased
209 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

Six-Month Period Ended Nov. 23, 2025 vs.
Six-Month Period Ended Nov. 24, 2024	CPW	HDJ	Total
Contributions from volume growth (a)	(4) pts	Flat
Net price realization and mix	3 pts	4 pts
Net sales growth in constant currency	(2) pts	3 pts	(1) pt
Foreign currency exchange	3 pts	2 pts	3 pts
Net sales growth	1 pt	5 pts	2 pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Average diluted shares outstanding decreased by 22 million in the six-month period ended November 23, 2025, from the same period a year ago primarily due to share repurchases.
SEGMENT OPERATING RESULTS
Our businesses are organized into four operating segments: North America Retail, International, North America Pet, and North
America Foodservice. Please refer to Note 16 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.
North America Retail Segment Results
North America Retail net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024
Net sales (in millions)	$2,883.3	(13)%	$3,321.5	$5,508.8	(13)%	$6,338.1
Contributions from volume growth (a)		(16) pts			(16) pts
Net price realization and mix		3 pts			3 pts
Foreign currency exchange		Flat			Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Retail net sales decreased 13 percent in the second quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact from the Divestitures.
North America Retail net sales decreased 13 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact from the Divestitures.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025
Contributions from organic volume growth (a)	1 pt	Flat
Organic net price realization and mix	(4) pts	(4) pts
Organic net sales growth	(3) pts	(4) pts
Foreign currency exchange	Flat	Flat
Divestitures (b)	(10) pts	(9) pts
Net sales growth	(13) pts	(13) pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third quarter of fiscal
2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America Retail organic net sales decreased 3 percent in the second quarter of fiscal 2026, compared to the same period in fiscal
2025, driven by unfavorable organic net price realization and mix, partially offset by an increase in contributions from organic volume growth.
North America Retail organic net sales decreased 4 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, driven by unfavorable organic net price realization and mix.
North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025
Big G Cereal & Canada (a)	(32)%	(29)%
U.S. Snacks	(6)%	(7)%
U.S. Meals & Baking Solutions	(1)%	(2)%
Total	(13)%	(13)%
(a)Upon completion of the United States yogurt business divestiture, the former U.S. Morning Foods and Canada operating units were combined into a new Big G Cereal & Canada operating unit. Please refer to Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.
Segment operating profit decreased 21 percent to $682 million in the second quarter of fiscal 2026, including the impact of the
Divestitures, compared to $862 million in the same period in fiscal 2025, primarily driven by a decrease in contributions from volume growth. Segment operating profit decreased 21 percent on a constant-currency basis in the second quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 22 percent to $1,246 million in the six-month period ended November 23, 2025, including the impact of the Divestitures, compared to $1,608 million in the same period in fiscal 2025, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 22 percent on a constant-currency basis in the six-month period ended November 23,
2025, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
International Segment Results
International net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024
Net sales (in millions)	$728.9	6%	$690.6	$1,489.1	6%	$1,407.6
Contributions from volume growth (a)		4 pts			1 pt
Net price realization and mix		Flat			3 pts
Foreign currency exchange		2 pts			2 pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.

International net sales increased 6 percent in the second quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by an increase in contributions from volume growth and favorable foreign currency exchange impacts.
International net sales increased 6 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal
2025, driven by favorable net price realization and mix, favorable foreign currency exchange impacts, and an increase in contributions from volume growth.
The components of International organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025
Contributions from organic volume growth (a)	4 pts	1 pt
Organic net price realization and mix	Flat	3 pts
Organic net sales growth	4 pts	4 pts
Foreign currency exchange	2 pts	2 pts
Net sales growth	6 pts	6 pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International organic net sales increased 4 percent in the second quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by an increase in contributions from organic volume growth.
International organic net sales increased 4 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, driven by favorable organic net price realization and mix and an increase in contributions from organic volume growth.
Segment operating profit increased 19 percent to $28 million in the second quarter of fiscal 2026, compared to $24 million in the same period in fiscal 2025, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher SG&A expenses. Segment operating profit increased 30 percent on a constant-currency basis in the second quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit increased 111 percent to $94 million in the six-month period ended November 23, 2025, compared to $45 million in the same period in fiscal 2025, primarily driven by favorable net price realization and mix, partially offset by higher SG&A expenses. Segment operating profit increased 107 percent on a constant-currency basis in the six-month period ended November 23,
2025, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
North America Pet Segment Results
North America Pet net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024
Net sales (in millions)	$660.4	11%	$595.8	$1,270.4	8%	$1,171.9
Contributions from volume growth (a)		3 pts			2 pts
Net price realization and mix		7 pts			6 pts
Foreign currency exchange		Flat			Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Pet net sales increased 11 percent in the second quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by favorable net price realization and mix and an increase in contributions from volume growth, both of which include the impact of the Acquisition.
North America Pet net sales increased 8 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, driven by favorable net price realization and mix and an increase in contributions from volume growth, both of which include the impact of the Acquisition.

The components of North America Pet organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025
Contributions from organic volume growth (a)	(2) pts	(3) pts
Organic net price realization and mix	2 pts	1 pt
Organic net sales growth	1 pt	(2) pts
Foreign currency exchange	Flat	Flat
Acquisition (b)	10 pts	10 pts
Net sales growth	11 pts	8 pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Acquisition of Whitebridge Pet Brands business in fiscal 2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1
of this report.
North America Pet organic net sales increased 1 percent in the second quarter of fiscal 2026, compared to the same period in fiscal
2025, driven by favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.
North America Pet organic net sales decreased 2 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.
Segment operating profit decreased 12 percent to $123 million in the second quarter of fiscal 2026, including the impact of the
Acquisition, compared to $139 million in the same period in fiscal 2025, primarily driven by higher input costs and higher SG&A expenses, partially offset by favorable net price realization and mix and an increase in contributions from volume growth. Segment operating profit decreased 12 percent on a constant-currency basis in the second quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 9 percent to $236 million in the six-month period ended November 23, 2025, including the impact of the Acquisition, compared to $259 million in the same period in fiscal 2025, primarily driven by higher input costs and higher
SG&A expenses, partially offset by favorable net price realization and mix and an increase in contributions from volume growth.
Segment operating profit decreased 9 percent on a constant-currency basis in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by
GAAP).
North America Foodservice Segment Results
North America Foodservice net sales were as follows:

	Quarter Ended			Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024	Nov. 23, 2025	Nov. 23, 2025 vs. Nov. 24, 2024	Nov. 24, 2024
Net sales (in millions)	$581.8	(8)%	$630.0	$1,098.5	(6)%	$1,166.2
Contributions from volume growth (a)		(6) pts			(4) pts
Net price realization and mix		(1) pt			(1) pt
Foreign currency exchange		Flat			Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales decreased 8 percent in the second quarter of fiscal 2026, compared to the same period in fiscal
2025, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix, both of which include the impact from the Divestitures.
North America Foodservice net sales decreased 6 percent in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix, both of which include the impact from the Divestitures.

The components of North America Foodservice organic net sales growth are shown in the following table:

	Quarter Ended	Six-Month Period Ended
	Nov. 23, 2025	Nov. 23, 2025
Contributions from organic volume growth (a)	(2) pts	(1) pt
Organic net price realization and mix	1 pt	1 pt
Organic net sales growth	Flat	Flat
Foreign currency exchange	Flat	Flat
Divestitures (b)	(7) pts	(6) pts
Net sales growth	(8) pts	(6) pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third quarter of fiscal 2025.
Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America Foodservice organic net sales in the second quarter of fiscal 2026 and in the six-month period ended November 23,
2025, essentially matched the same periods in fiscal 2025.
Segment operating profit decreased 12 percent to $105 million in the second quarter of fiscal 2026, including the impact from the
Divestitures, compared to $118 million in the same period in fiscal 2025, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix. Segment operating profit decreased 12 percent on a constant-currency basis in the second quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-
GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 8 percent to $175 million in the six-month period ended November 23, 2025, including the impact from the Divestitures, compared to $190 million in the same period in fiscal 2025, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix. Segment operating profit decreased 8 percent on a constant-currency basis in the six-month period ended November 23, 2025, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED CORPORATE ITEMS
Unallocated corporate expense totaled $88 million in the second quarter of fiscal 2026, compared to $65 million in the same period in fiscal 2025. In the second quarter of fiscal 2026, we recorded a $4 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $29 million net decrease in expense in the same period last year. Certain compensation and benefit related expenses increased in fiscal 2026 compared to fiscal 2025. In addition, we recorded
$3 million of restructuring charges in cost of sales in the second quarter of fiscal 2026. In the second quarter of fiscal 2026, we recorded $3 million of integration costs primarily related to the Acquisition, compared to $2 million of integration costs during the same period last year related to the acquisition of a pet food business in Europe. We recorded $7 million of net gains related to valuation adjustments on certain corporate investments in the second quarter of fiscal 2026, compared to $3 million of net losses in the second quarter of fiscal 2025. In addition, we recorded $2 million of transaction costs related to the sale of our United States yogurt business in the second quarter of fiscal 2026, compared to $9 million of transaction costs related to the Acquisition and the
Divestitures in the same period last year.
Unallocated corporate expense totaled $214 million in the six-month period ended November 23, 2025, compared to $189 million in the same period in fiscal 2025. In the six-month period ended November 23, 2025, we recorded a $4 million net increase in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $1 million net decrease in expense in the same period last year. In addition, we recorded $14 million of transaction costs related to the sale of our United States yogurt business in the six-month period ended November 23, 2025, compared to $9 million of transaction costs related to the
Acquisition and the Divestitures in the same period last year. We recorded $5 million of restructuring charges in cost of sales in the six-month period ended November 23, 2025, compared to $1 million of restructuring charges in cost of sales in the same period in fiscal 2025. Certain compensation and benefit related expenses increased in the six-month period ended November 23, 2025, compared to the same period of fiscal 2025. We recorded $7 million of net gains related to valuation adjustments on certain corporate investments in the six-month period ended November 23, 2025, compared to $4 million of net losses related to valuation adjustments of certain corporate investments in the same period in fiscal 2025.
LIQUIDITY AND CAPITAL RESOURCES
During the six-month period ended November 23, 2025, cash provided by operations was $1,216 million compared to $1,775 million in the same period last year. The $559 million decrease was primarily driven by an $822 million decrease in net earnings excluding the pretax gain on the Divestitures, which includes the related net impact of the Divestitures and Acquisition. This was partially offset by a $102 million change in after-tax loss (earnings) from joint ventures, including a non-cash impairment charge to goodwill at CPW in fiscal 2026 and a $98 million change in restructuring, transformation, impairment, and other exit costs (recoveries), including the non-
cash impairment charge to our Uncle Toby's brand intangible asset in fiscal 2026.
Cash provided by investing activities during the six-month period ended November 23, 2025, was $1,539 million compared to cash used by investing activities of $306 million for the same period in fiscal 2025. In the first quarter of fiscal 2026, we completed the sale of our United States yogurt business for $1,798 million cash. We also received an additional $6 million of cash related to a sale price adjustment related to the sale of our Canada yogurt business. In addition, we spent $253 million on purchases of land, buildings, and equipment in the six-month period ended November 23, 2025, compared to $301 million in the same period last year.
Cash used by financing activities during the six-month period ended November 23, 2025, was $2,434 million compared to cash provided by financing activities of $422 million in the same period in fiscal 2025. We had $1,240 million of net debt payments in the six-month period ended November 23, 2025, compared to $1,754 million of net debt issuances in the same period a year ago. In addition, we paid $500 million for purchases of common stock for treasury in the six-month period ended November 23, 2025, compared to $600 million in the same period in fiscal 2025. We paid $659 million of dividends in the six-month period ended
November 23, 2025, compared to $676 million in the same period last year.
As of November 23, 2025, we had $613 million of cash and cash equivalents in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. We may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.
The following table details the credit facilities and lines of credit we had available as of November 23, 2025:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	771.8	16.8
Total	$3,471.8	$16.8
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
Certain of our long-term debt agreements and our credit facilities contain restrictive covenants. As of November 23, 2025, we were in compliance with all of these covenants.
We have $1,558 million of long-term debt maturing in the next 12 months that is classified as current, including €600 million of 0.45 percent fixed-rate notes due January 15, 2026, €250 million of floating-rate notes due April 22, 2026, and €500 million of floating-rate notes redeemable April 22, 2026. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
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
Our critical accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of November 23, 2025, are the same as those described in our Annual
Report on Form 10-K for the fiscal year ended May 25, 2025.
Our annual goodwill and indefinite-lived intangible assets impairment test was performed on the first day of the second quarter of fiscal 2026. As a result of lower future sales and profitability projections for the business supporting our Uncle Toby’s brand intangible asset, we determined that the fair value of the brand intangible asset was less than its book value and recorded a $53 million non-cash impairment charge. We recorded the impairment charge in restructuring, transformation, impairment, and other exit costs in our Consolidated Statements of Earnings. Our estimate of the fair value was determined based on a discounted cash flow model using inputs which included our long-range cash flow projections for the business, the royalty rate, the weighted-average cost of capital rate, and the tax rate. The fair value is a Level 3 asset in the fair value hierarchy.
All other intangible asset fair values were substantially in excess of the carrying values. In addition, while having significant coverage as of our fiscal 2026 assessment date, the Progresso, Nudges, True Chews, and Kitano brand intangible assets had risk of decreasing coverage. We will continue to monitor these businesses for potential impairment.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, amending the accounting for costs related to internal-use software. The ASU removes reference to software development project stages. Additionally, the ASU requires capitalization of software costs to begin when management has authorized and committed to funding the software and it is probable that the project will be completed and the software will be used to perform the function intended. The requirements of the new standard are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, which for us is the first quarter of fiscal 2029. Early adoption is permitted and the amendments may be applied on a prospective, retrospective, or modified basis. We are in the process of analyzing the impact on our results of operations and financial position.
In November 2024, the FASB issued ASU 2024-03 requiring additional income statement disclosures. The ASU requires the disaggregation of specific categories of expenses underlying the line items presented on the income statement. Additionally, the ASU requires enhanced disclosure of selling expenses. The requirements of the ASU are effective for annual periods beginning after
December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For us, annual reporting requirements will be effective for fiscal 2028 and interim reporting requirements will be effective beginning with our first quarter of fiscal 2029.
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
CPW asset impairments and transaction costs
CPW non-cash goodwill impairment charge related to the Australian market, and other asset impairment charges and transaction costs related to certain assets held for sale recorded in fiscal 2026.
Restructuring and transformation charges
Restructuring and transformation charges related to supply chain actions and previously announced actions recorded in fiscal 2026.
Restructuring charges related to previously announced restructuring actions recorded in fiscal 2025. Please refer to Note 3 to the
Consolidated Financial Statements in Part I, Item 1 of this report.
Other intangible assets impairment
Non-cash impairment charge related to our Uncle Toby's brand intangible asset in fiscal 2026. Please refer to Note 4 to the
Consolidated Financial Statements in Part I, Item 1 of this report.
Transaction costs
Fiscal 2026 transaction costs related to the sale of our United States yogurt business. Fiscal 2025 transaction costs related to the
Whitebridge Pet Brands acquisition and the sale of our North American yogurt businesses. Please refer to Note 2 to the Consolidated
Financial Statements in Part I, Item 1 of this report.
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
Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Nov. 23, 2025		Nov. 24, 2024
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$728.0	15.0%	$1,077.9	20.6%
Restructuring and transformation charges	72.2	1.5%	1.3	—%
Other intangible assets impairment	52.9	1.1%	—	—%
Transaction costs	2.5	0.1%	8.9	0.2%
Investment activity, net	(6.9)	(0.1)%	2.8	0.1%
Mark-to-market effects	(4.0)	(0.1)%	(29.4)	(0.6)%
Acquisition integration costs	3.1	0.1%	2.3	—%
Project-related costs	—	—%	0.1	—%
Adjusted operating profit	$847.7	17.4%	$1,064.0	20.3%

	Six-Month Period Ended
	Nov. 23, 2025		Nov. 24, 2024
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$2,453.8	26.2%	$1,909.4	18.9%
Divestitures gain	(1,054.4)	(11.2)%	—	—%
Restructuring and transformation charges	90.5	1.0%	4.2	—%
Other intangible assets impairment	52.9	0.6%	—	—%
Transaction costs	14.3	0.2%	8.9	0.1%
Investment activity, net	(7.1)	(0.1)%	3.2	—%
Mark-to-market effects	4.5	—%	(0.6)	—%
Acquisition integration costs	4.5	—%	3.9	—%
Project-related costs	—	—%	0.2	—%
Adjusted operating profit	$1,558.9	16.6%	$1,929.3	19.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.

Adjusted Operating Profit and Related Constant-currency Growth Rate
This measure is used in reporting to our Board of Directors and executive management and as a component of the measurement of our performance for incentive compensation purposes. We believe that this measure provides useful information to investors because it is the operating profit measure we use to evaluate operating profit performance on a comparable year-to-year basis. Additionally, the measure is evaluated on a constant-currency basis by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given the volatility in foreign currency exchange markets.
Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended			Six-Month Period Ended
In Millions	Nov. 23, 2025	Nov. 24, 2024	Change	Nov. 23, 2025	Nov. 24, 2024	Change
Operating profit as reported	$728.0	$1,077.9	(32)%	$2,453.8	$1,909.4	29%
Divestitures gain	—	—		(1,054.4)	—
Restructuring and transformation charges	72.2	1.3		90.5	4.2
Other intangible assets impairment	52.9	—		52.9	—
Transaction costs	2.5	8.9		14.3	8.9
Investment activity, net	(6.9)	2.8		(7.1)	3.2
Mark-to-market effects	(4.0)	(29.4)		4.5	(0.6)
Acquisition integration costs	3.1	2.3		4.5	3.9
Project-related costs	—	0.1		—	0.2
Adjusted operating profit	$847.7	$1,064.0	(20)%	$1,558.9	$1,929.3	(19)%
Foreign currency exchange impact			Flat			Flat
Adjusted operating profit growth, on a constant-currency basis			(20)%			(19)%
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.
Adjusted Diluted EPS and Related Constant-currency Growth Rate
This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rates follows:

	Quarter Ended			Six-Month Period Ended
Per Share Data	Nov. 23, 2025	Nov. 24, 2024	Change	Nov. 23, 2025	Nov. 24, 2024	Change
Diluted earnings per share, as reported	$0.78	$1.42	(45)%	$3.00	$2.45	22%
Divestitures gain	—	—		(1.43)	—
CPW asset impairments and transaction costs	0.16	—		0.18	—
Restructuring and transformation charges	0.10	0.01		0.13	0.01
Other intangible assets impairment	0.07	—		0.07	—
Transaction costs	—	0.01		0.02	0.01
Investment activity, net	(0.01)	—		(0.01)	—
Mark-to-market effects	—	(0.04)		0.01	—
Acquisition integration costs	—	0.01		—	0.01
Adjusted diluted earnings per share	$1.10	$1.40	(21)%	$1.96	$2.47	(21)%
Foreign currency exchange impact			Flat			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			(21)%			(21)%
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.
See our reconciliation below of the effective income tax rate as reported to the adjusted effective income tax rate for the tax impact of each item affecting comparability.

Constant-currency After-tax (Loss) Earnings from Joint Ventures Growth Rates
We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.
After-tax (loss) earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in After-Tax (Loss) Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After-Tax (Loss) Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Nov. 23, 2025	(299)%	3 pts	(302)%
Six-Month Period Ended Nov. 23, 2025	(207)%	2 pts	(209)%
Note: Table may not foot due to rounding.
Constant-currency Segment Operating Profit Growth Rates
We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.
Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Nov. 23, 2025
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(21)%	Flat	(21)%
International	19%	(10) pts	30%
North America Pet	(12)%	Flat	(12)%
North America Foodservice	(12)%	Flat	(12)%

	Six-Month Period Ended Nov. 23, 2025
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(22)%	Flat	(22)%
International	111%	3 pts	107%
North America Pet	(9)%	Flat	(9)%
North America Foodservice	(8)%	Flat	(8)%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rates
We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.
Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Six-Month Period Ended
	Nov. 23, 2025		Nov. 24, 2024		Nov. 23, 2025		Nov. 24, 2024
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$617.8	$143.9	$967.1	$194.8	$2,225.9	$554.8	$1,688.9	$352.2
Divestitures gain	—	—	—	—	(1,054.4)	(276.9)	—	—
Restructuring and transformation charges	72.2	16.6	1.3	0.3	90.5	20.9	4.2	1.0
Other intangible assets impairment	52.9	12.9	—	—	52.9	12.9	—	—
Transaction costs	2.5	0.6	8.9	2.0	14.3	3.3	8.9	2.0
Investment activity, net	(6.9)	(1.5)	2.8	0.6	(7.1)	(1.6)	3.2	0.7
Mark-to-market effects	(4.0)	(1.0)	(29.4)	(6.7)	4.5	1.0	(0.6)	(0.1)
Acquisition integration costs	3.1	0.7	2.3	0.5	4.5	1.0	3.9	0.9
Project-related costs	—	—	0.1	0.1	—	—	0.2	0.1
As adjusted	$737.5	$172.2	$953.2	$191.6	$1,331.0	$315.4	$1,708.8	$356.9
Effective tax rate:
As reported		23.3%		20.1%		24.9%		20.9%
As adjusted		23.3%		20.1%		23.7%		20.9%
Sum of adjustments to income taxes		$28.3		$(3.2)		$(239.4)		$4.6
Average number of common shares - diluted EPS		537.3		560.4		540.0		562.2
Impact of income tax adjustments on adjusted diluted EPS		$(0.05)		$0.01		$0.44		$(0.01)
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of November 23, 2025, was as follows:

In Millions	One-day Risk of Loss	Change During Six-Month Period Ended Nov. 23, 2025	Analysis of Change
Interest rate instruments	$38	$(8)	Decrease in interest rate volatility
Foreign currency instruments	50	(1)	Immaterial
Commodity instruments	2	(1)	Immaterial
Equity instruments	3	—	Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

Item 4.      Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial
Officer have concluded that, as of November 23, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a
manner that allows timely decisions regarding required disclosure.
During our fiscal quarter ended November 23, 2025, we made a change in our internal control over financial reporting (as defined in
Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2026, we finalized the design of, tested, and implemented a new consolidation and financial reporting system.
PART II.  OTHER INFORMATION
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended
November 23, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Program (c)	Maximum Number of Shares that may yet be Purchased Under the Program (c)
August 25, 2025 - September 28, 2025 (d)	1,295,465	$49.45	1,295,465	26,902,855
September 29, 2025 - October 26, 2025	—	—	—	26,902,855
October 27, 2025 - November 23, 2025	—	—	—	26,902,855
Total	1,295,465	$49.45	1,295,465	26,902,855
(a)The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b)Excludes commissions paid and other costs of execution, including excise taxes.
(c)On June 27, 2022, our Board of Directors approved an authorization for the repurchase of up to 100,000,000 shares of our common stock and terminated the prior authorization. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.
(d)During the first quarter of fiscal 2026, we entered into two accelerated share repurchase (ASR) agreements with an unrelated third-party financial institution to repurchase an aggregate of $500.0 million of our shares of common stock. Under the ASR agreements, we paid an aggregate of $500.0 million and received an initial delivery of 7.5 million shares of our common stock, in the first quarter of fiscal 2026. The value of the initial shares delivered under the ASR agreements represented 80 percent of the aggregate purchase price, with a fair value of
$400.0 million. The first ASR agreement was settled in the first quarter of fiscal 2026 with a final delivery of 1.2 million additional shares. The second ASR agreement was settled in the second quarter of fiscal 2026 with a final delivery of 1.3 million additional shares. In connection with the ASR agreements, we received a total of 10.0 million shares at an average price of $49.92, not including costs of execution or excise tax.
Item 5.      Other Information.
During the fiscal quarter ended November 23, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II. OTHER INFORMATION

Item 6.	Exhibits.
10.1	Forms of Equity Award Agreements.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: December 17, 2025	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)