Form 10-Q
period 2026-02-22
GENERAL MILLS INC
filed 2026-03-18
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 22, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________________ TO  _________
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
_______________
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
Yes ☐ No ☑
Number of shares of Common Stock outstanding as of March 11, 2026: 533,681,218 (excluding 220,932,110 shares held in the treasury).

General Mills, Inc.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Net sales	$4,436.7	$4,842.2	$13,815.0	$14,930.4
Cost of sales	3,069.8	3,203.1	9,222.8	9,671.4
Selling, general, and administrative expenses	812.9	844.4	2,500.4	2,551.5
Divestitures loss (gain), net	5.0	(95.9)	(1,049.4)	(95.9)
Restructuring, transformation, impairment, and other exit costs (recoveries)	24.4	(0.8)	162.8	2.6
Operating profit	524.6	891.4	2,978.4	2,800.8
Benefit plan non-service income	(15.3)	(13.9)	(46.1)	(41.6)
Interest, net	128.4	136.3	387.1	384.5
Earnings before income taxes and after-tax (loss) earnings from joint ventures	411.5	769.0	2,637.4	2,457.9
Income taxes	99.9	152.4	654.7	504.6
After-tax (loss) earnings from joint ventures	(6.1)	14.4	(58.9)	63.6
Net earnings, including earnings attributable to noncontrolling interests	305.5	631.0	1,923.8	2,016.9
Net earnings attributable to noncontrolling interests	2.4	5.4	3.5	15.7
Net earnings attributable to General Mills	$303.1	$625.6	$1,920.3	$2,001.2
Earnings per share – basic	$0.57	$1.14	$3.57	$3.60
Earnings per share – diluted	$0.56	$1.12	$3.56	$3.57
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Net earnings, including earnings attributable to noncontrolling interests	$305.5	$631.0	$1,923.8	$2,016.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	12.3	6.2	(40.0)	(26.9)
Net actuarial gain (loss)	3.8	—	(3.7)	—
Other fair value changes:
Hedge derivatives	(1.5)	1.1	6.6	4.3
Reclassification to earnings:
Foreign currency translation	—	33.9	—	33.9
Hedge derivatives	2.3	(3.0)	(1.6)	(1.3)
Amortization of losses and prior service costs	11.4	11.2	39.8	34.5
Other comprehensive income, net of tax	28.3	49.4	1.1	44.5
Total comprehensive income	333.8	680.4	1,924.9	2,061.4
Comprehensive income attributable to noncontrolling interests	2.7	5.4	3.8	14.9
Comprehensive income attributable to General Mills	$331.1	$675.0	$1,921.1	$2,046.5
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	Feb. 22, 2026	May 25, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$785.5	$363.9
Receivables	1,857.1	1,795.9
Inventories	1,755.7	1,910.8
Prepaid expenses and other current assets	490.3	464.7
Assets held for sale	—	740.4
Total current assets	4,888.6	5,275.7
Land, buildings, and equipment	3,492.1	3,632.6
Goodwill	15,634.4	15,622.4
Other intangible assets	7,030.1	7,081.4
Other assets	1,357.9	1,459.0
Total assets	$32,403.1	$33,071.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,634.4	$4,009.5
Current portion of long-term debt	2,138.3	1,528.4
Notes payable	837.3	677.0
Other current liabilities	2,075.3	1,624.0
Liabilities held for sale	—	18.4
Total current liabilities	8,685.3	7,857.3
Long-term debt	10,992.1	12,673.2
Deferred income taxes	2,129.7	2,100.8
Other liabilities	1,239.0	1,228.6
Total liabilities	23,046.1	23,859.9
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,188.6	1,218.8
Retained earnings	22,525.4	21,917.8
Common stock in treasury, at cost, shares of 220.9 and 212.2	(11,902.0)	(11,467.9)
Accumulated other comprehensive loss	(2,544.2)	(2,545.0)
Total stockholders’ equity	9,343.3	9,199.2
Noncontrolling interests	13.7	12.0
Total equity	9,357.0	9,211.2
Total liabilities and equity	$32,403.1	$33,071.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Feb. 22, 2026		Feb. 23, 2025
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,328.8		$9,449.2
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,170.9		1,182.0
Stock compensation plans		(0.3)		(9.6)
Unearned compensation related to stock unit awards		(8.1)		2.3
Earned compensation		26.1		20.2
Ending balance		1,188.6		1,194.9
Retained earnings:
Beginning balance		22,550.8		21,340.3
Net earnings attributable to General Mills		303.1		625.6
Cash dividends declared ($0.61 and $0.60 per share)		(328.5)		(329.9)
Ending balance		22,525.4		21,636.0
Common stock in treasury:
Beginning balance	(221.0)	(11,908.6)	(202.4)	(10,873.3)
Shares purchased, including excise tax of $— and $2.9 million	—	(0.2)	(4.8)	(304.4)
Stock compensation plans	0.1	6.8	0.1	8.9
Ending balance	(220.9)	(11,902.0)	(207.1)	(11,168.8)
Accumulated other comprehensive loss:
Beginning balance		(2,572.2)		(2,523.8)
Comprehensive income		28.0		49.4
Ending balance		(2,544.2)		(2,474.4)
Noncontrolling interests:
Beginning balance		12.4		248.5
Comprehensive income		2.7		5.4
Distributions to noncontrolling interest holders		(1.4)		(4.5)
Ending balance		13.7		249.4
Total equity, ending balance		$9,357.0		$9,512.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Nine-Month Period Ended
	Feb. 22, 2026		Feb. 23, 2025
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,211.2		$9,648.5
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,218.8		1,227.0
Stock compensation plans		(20.1)		(18.9)
Unearned compensation related to stock unit awards		(75.0)		(79.4)
Earned compensation		64.9		66.2
Ending balance		1,188.6		1,194.9
Retained earnings:
Beginning balance		21,917.8		20,971.8
Net earnings attributable to General Mills		1,920.3		2,001.2
Cash dividends declared ($2.44 and $2.40 per share)		(1,312.7)		(1,337.0)
Ending balance		22,525.4		21,636.0
Common stock in treasury:
Beginning balance	(212.2)	(11,467.9)	(195.5)	(10,357.9)
Shares purchased, including excise tax of $4.4 and $7.7 million	(10.0)	(504.7)	(13.5)	(909.6)
Stock compensation plans	1.3	70.6	1.9	98.7
Ending balance	(220.9)	(11,902.0)	(207.1)	(11,168.8)
Accumulated other comprehensive loss:
Beginning balance		(2,545.0)		(2,519.7)
Comprehensive income		0.8		45.3
Ending balance		(2,544.2)		(2,474.4)
Noncontrolling interests:
Beginning balance		12.0		251.8
Comprehensive income		3.8		14.9
Distributions to noncontrolling interest holders		(2.1)		(17.3)
Ending balance		13.7		249.4
Total equity, ending balance		$9,357.0		$9,512.6
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Nine-Month Period Ended
	Feb. 22, 2026	Feb. 23, 2025
Cash Flows - Operating Activities
Net earnings, including earnings attributable to noncontrolling interests	$1,923.8	$2,016.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	416.1	403.4
After-tax loss (earnings) from joint ventures	58.9	(63.6)
Distributions of earnings from joint ventures	32.9	30.9
Stock-based compensation	65.6	67.1
Deferred income taxes	139.4	(13.5)
Pension and other postretirement benefit plan contributions	(21.3)	(23.0)
Pension and other postretirement benefit plan costs	(20.4)	(9.9)
Divestitures gain, net	(1,049.4)	(95.9)
Restructuring, transformation, impairment, and other exit costs (recoveries)	109.1	(3.4)
Changes in current assets and liabilities, excluding the effects of the acquisition and divestitures	(129.4)	55.8
Other, net	88.9	(58.2)
Net cash provided by operating activities	1,614.2	2,306.6
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(355.5)	(405.1)
Acquisition, net of cash acquired	—	(1,417.3)
Proceeds from divestitures	1,830.2	241.8
Investments in affiliates, net	(40.6)	6.6
Proceeds from disposal of land, buildings, and equipment	5.2	1.0
Other, net	(6.4)	(5.6)
Net cash provided (used) by investing activities	1,432.9	(1,578.6)
Cash Flows - Financing Activities
Change in notes payable	160.9	397.0
Issuance of long-term debt	—	1,500.0
Payment of long-term debt	(1,279.7)	(500.0)
Proceeds from common stock issued on exercised options	0.4	38.4
Purchases of common stock for treasury	(500.3)	(901.9)
Dividends paid	(987.2)	(1,008.4)
Distributions to noncontrolling interest holders	(2.1)	(17.3)
Other, net	(36.4)	(117.5)
Net cash used by financing activities	(2,644.4)	(609.7)
Effect of exchange rate changes on cash and cash equivalents	18.9	(15.0)
Increase in cash and cash equivalents	421.6	103.3
Cash and cash equivalents - beginning of year	363.9	418.0
Cash and cash equivalents - end of period	$785.5	$521.3
Cash Flows from changes in current assets and liabilities, excluding the effects of the acquisition and divestitures:
Receivables	$(43.3)	$(95.7)
Inventories	140.6	59.5
Prepaid expenses and other current assets	(21.2)	139.6
Accounts payable	(350.4)	(136.7)
Other current liabilities	144.9	89.1
Changes in current assets and liabilities	$(129.4)	$55.8
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
Operating results for the fiscal quarter ended February 22, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2026.
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
During the third quarter of fiscal 2025, we acquired NX Pet Holding, Inc., representing Whitebridge Pet Brands’ North American premium cat feeding and pet treating business, for a purchase price of $1.4 billion (Whitebridge Pet Brands acquisition). We financed the transaction with cash on hand and new debt. We consolidated Whitebridge Pet Brands into our Consolidated Balance Sheets and recorded goodwill of $1,086.7 million, an indefinite-lived intangible asset for the Tiki Pets brand totaling $289.0 million, and a finite-
lived customer relationship asset of $31.0 million. The goodwill is included in the North America Pet segment and is not deductible for tax purposes. The pro forma effects of this acquisition were not material. The consolidated results are reported in our North
America Pet operating segment on a one-month lag. In fiscal 2026, we recorded a $31.9 million decrease to goodwill, primarily related to adjustments to certain purchase accounting liabilities upon finalization of income tax returns recorded in the second quarter of fiscal
2026.
On March 16, 2026, subsequent to the end of the third quarter of fiscal 2026, we entered into a definitive agreement to sell our business in Brazil to Café Três Corações S.A. (3corações) for a base purchase price of R$800.0 million, subject to certain specified deductions and customary post-closing adjustments. The sale is anticipated to close by the end of calendar 2026, subject to regulatory approvals and other customary closing conditions. We expect to record a pre-tax loss on the sale, which will include the recognition of accumulated foreign currency translation losses that totaled $622.1 million as of February 22, 2026. Additionally, as of February 22,
2026, we have $238.3 million of net deferred tax assets held in Brazil.
(3) Restructuring, Transformation, Impairment, and Other Exit Costs
Restructuring, transformation, and impairment charges (recoveries) were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Supply chain actions	$25.1	$—	$75.4	$—
Other intangible asset impairment	—	—	52.9	—
Charges (recoveries) associated with restructuring and transformation actions previously announced	7.7	(0.6)	47.9	3.6
Total	$32.8	$(0.6)	$176.2	$3.6

In the third quarter of fiscal 2026, we did not undertake any new restructuring or transformation actions. We recorded $25.1 million of restructuring charges in the third quarter of fiscal 2026 and $75.4 million of restructuring charges in the nine-month period ended
February 22, 2026, related to the multi-year organizational initiative to increase the competitiveness of our supply chain approved in the second quarter of fiscal 2026. In the third quarter of fiscal 2026, we increased the estimate of restructuring charges that we expect to incur related to these supply chain actions due to the identification of additional opportunities. As a result, we expect to incur a total of approximately $96 million of restructuring charges for this initiative, of which approximately $28 million will be cash. These charges are expected to consist of approximately $66 million of asset write-offs and $30 million of other costs, including severance.
We expect these actions to be completed by the end of fiscal 2029.
We recorded $7.7 million of restructuring and transformation charges in the third quarter of fiscal 2026 and $47.9 million of restructuring and transformation charges in the nine-month period ended February 22, 2026, related to actions previously announced.
We recorded a $0.6 million net recovery of restructuring charges in the third quarter of fiscal 2025 and $3.6 million of restructuring charges in the nine-month period ended February 23, 2025, related to restructuring actions previously announced. We expect these actions to be completed by the end of fiscal 2028.
We paid net $67.1 million of cash in the nine-month period ended February 22, 2026, related to restructuring and transformation actions. We paid net $7.0 million of cash in the same period of fiscal 2025.
In the second quarter of fiscal 2026, we recorded a $52.9 million non-cash impairment charge related to our Uncle Toby’s brand intangible asset. Please see Note 4 for additional information.
Restructuring, transformation, and impairment charges (recoveries) are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Restructuring, transformation, impairment, and other exit costs (recoveries)	$24.4	$(0.8)	$162.8	$2.6
Cost of sales	8.4	0.2	13.4	1.0
Total restructuring, transformation, and impairment charges (recoveries)	$32.8	$(0.6)	$176.2	$3.6
The roll forward of our restructuring, transformation, and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Total
Reserve balance as of May 25, 2025	$77.1
Fiscal 2026 charges, including foreign currency translation	4.7
Utilized in fiscal 2026	(28.8)
Reserve balance as of Feb. 22, 2026	$53.0
The restructuring, transformation, and other exit cost reserves balance as of February 22, 2026, is primarily related to severance costs.
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
reserves on our Consolidated Balance Sheets.

(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions	Feb. 22, 2026	May 25, 2025
Goodwill	$15,634.4	$15,622.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands	6,780.2	6,816.7
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles	421.3	420.9
Less accumulated amortization	(171.4)	(156.2)
Intangible assets subject to amortization, net	249.9	264.7
Other intangible assets	7,030.1	7,081.4
Total	$22,664.5	$22,703.8
Based on the carrying value of finite-lived intangible assets as of February 22, 2026, annual amortization expense for each of the next five fiscal years is estimated to be approximately $20 million.
The changes in the carrying amount of goodwill during the nine-month period ended February 22, 2026, were as follows:

In Millions	North America Retail	North America Pet	North America Foodservice	International (a)	Corporate and Joint Ventures	Total
Balance as of May 25, 2025	$6,323.5	$7,149.5	$755.5	$951.7	$442.2	$15,622.4
Divestiture	(4.7)	—	(0.2)	—	—	(4.9)
Purchase accounting adjustments	—	(31.9)	—	—	—	(31.9)
Other activity, primarily foreign currency translation	0.3	—	—	33.1	15.4	48.8
Balance as of Feb. 22, 2026	$6,319.1	$7,117.6	$755.3	$984.8	$457.6	$15,634.4
(a)The carrying amounts of goodwill within the International segment as of May 25, 2025, and February 22, 2026, were net of accumulated impairment losses of $117.1 million. For additional information, see Note 6 to the Consolidated Financial Statements
included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.
The changes in the carrying amount of other intangible assets during the nine-month period ended February 22, 2026, were as follows:

In Millions	Total
Balance as of May 25, 2025	$7,081.4
Impairment charge	(52.9)
Other activity, primarily foreign currency translation and amortization	1.6
Balance as of Feb. 22, 2026	$7,030.1
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
coverage. We will continue to monitor these businesses for potential impairment.

(5) Inventories
The components of inventories were as follows:

In Millions	Feb. 22, 2026	May 25, 2025
Finished goods	$1,755.7	$1,883.9
Raw materials and packaging	493.9	460.0
Grain	107.2	112.5
Excess of FIFO over LIFO cost	(601.1)	$(545.6)
Total	$1,755.7	$1,910.8
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
unallocated corporate items to segment operating profit, allowing our operating segments to realize the economic effects of the derivative without experiencing any resulting mark-to-market volatility, which remains in unallocated corporate items.
Unallocated corporate items for the quarters and nine-month periods ended February 22, 2026, and February 23, 2025, included:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Net gain (loss) on mark-to-market valuation of certain commodity positions	$14.7	$16.0	$9.4	$(18.3)
Net loss on commodity positions reclassified from unallocated corporate items to segment operating profit	1.8	7.3	1.6	43.6
Net mark-to-market revaluation of certain grain inventories	0.7	(0.1)	1.7	(1.5)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$17.2	$23.2	$12.7	$23.8
As of February 22, 2026, the net notional value of commodity derivatives was $140.5 million, of which $82.1 million related to energy inputs and $58.4 million related to agricultural inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
We also have net investments in foreign subsidiaries that are denominated in euros. As of February 22, 2026, we hedged a portion of these investments with €3,645.1 million of euro-denominated bonds.
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
During the second quarter of fiscal 2025, our $500.0 million notional amount interest rate swap to convert our $500.0 million of fixed-
rate notes due November 18, 2025, to a floating rate was called by the counterparty prior to the maturity date. The previously existing swap was designated as a fair value hedge, and concurrent with the swap being called, we ceased recording market value adjustments to the associated hedged debt.
The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of February 22, 2026, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.
We offer certain suppliers access to third-party services that allow them to view our scheduled payments online. The third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party.
We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services, including not providing any form of guarantee and not pledging assets as security to the third parties or financial institutions. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements. As of February 22, 2026, $1,380.5 million of our total accounts payable were payable to suppliers who utilize these third-
party services. As of May 25, 2025, $1,427.5 million of our total accounts payable were payable to suppliers who utilize these third-
party services.
(7) Debt
The components of notes payable and their respective weighted-average interest rates were as follows:

	Feb. 22, 2026		May 25, 2025
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$832.6	3.7%	$669.4	4.5%
Financial institutions	4.7	4.0	7.6	5.8
Total	$837.3	3.7%	$677.0	4.5%
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
The following table details the credit facilities and lines of credit we had available as of February 22, 2026:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	776.8	4.7
Total	$3,476.8	$4.7
The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.5 times. We were in compliance with all credit facility covenants as of February 22, 2026.
Long-Term Debt
The fair values and carrying amounts of long-term debt, including the current portion, were $12,848.4 million and $13,130.4 million, respectively, as of February 22, 2026. The fair value of long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy.
In the third quarter of fiscal 2026, we repaid €600.0 million of 0.45 percent fixed-rate notes due January 15, 2026, using proceeds from the issuance of commercial paper and cash on hand.
In the second quarter of fiscal 2026, we repaid €500.0 million of 0.125 percent fixed-rate notes due November 15, 2025, with cash on hand.

In the fourth quarter of fiscal 2025, we issued €750.0 million of 3.6 percent fixed-rate notes due April 17, 2032. We used the net proceeds to repay $800.0 million of 4.0 percent fixed-rate notes due April 17, 2025, and a portion of our outstanding commercial paper, as well as for general corporate purposes.
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
Certain of our long-term debt agreements contain restrictive covenants. As of February 22, 2026, we were in compliance with all of these covenants.
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
(9) Stockholders’ Equity
The following tables provide details of total comprehensive income:

	Quarter Ended				Quarter Ended
	Feb. 22, 2026				Feb. 23, 2025
	General Mills			Noncontrolling Interests	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to noncontrolling interests			$303.1	$2.4			$625.6	$5.4
Other comprehensive income (loss):
Foreign currency translation	$(14.1)	$26.1	12.0	0.3	$2.5	$3.7	6.2	—
Net actuarial gain	3.8	—	3.8	—	—	—	—	—
Other fair value changes:
Hedge derivatives	(1.4)	(0.1)	(1.5)	—	2.3	(1.2)	1.1	—
Reclassification to earnings:
Foreign currency translation (a)	—	—	—	—	33.9	—	33.9	—
Hedge derivatives (b)	0.6	1.7	2.3	—	(3.7)	0.7	(3.0)	—
Amortization of losses and prior service costs (c)	14.6	(3.2)	11.4	—	14.1	(2.9)	11.2	—
Other comprehensive income	$3.5	$24.5	28.0	0.3	$49.1	$0.3	49.4	—
Total comprehensive income			$331.1	$2.7			$675.0	$5.4
(a)    Loss reclassified from AOCI into earnings is reported in divestitures loss (gain), net.
(b)    Loss (gain) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(c)    Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Nine-Month Period Ended				Nine-Month Period Ended
	Feb. 22, 2026				Feb. 23, 2025
	General Mills			Noncontrolling Interests	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to noncontrolling interests			$1,920.3	$3.5			$2,001.2	$15.7
Other comprehensive (loss) income:
Foreign currency translation	$(83.4)	$43.1	(40.3)	0.3	$9.5	$(35.6)	(26.1)	(0.8)
Net actuarial loss	(3.7)	—	(3.7)	—	—	—	—	—
Other fair value changes:
Hedge derivatives	8.8	(2.2)	6.6	—	6.6	(2.3)	4.3	—
Reclassification to earnings:
Foreign currency translation (a)	—	—	—	—	33.9	—	33.9	—
Hedge derivatives (b)	(2.6)	1.0	(1.6)	—	(2.9)	1.6	(1.3)	—
Amortization of losses and prior service costs (c)	50.4	(10.6)	39.8	—	43.2	(8.7)	34.5	—
Other comprehensive income (loss)	$(30.5)	$31.3	0.8	0.3	$90.3	$(45.0)	45.3	(0.8)
Total comprehensive income			$1,921.1	$3.8			$2,046.5	$14.9
(a)  Loss reclassified from AOCI into earnings is reported in divestitures loss (gain), net.
(b)  Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(c)  Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. In the second quarter of fiscal 2026, a $6.7 million loss related to a curtailment was reclassified from AOCI into earnings and is reported in Restructuring, transformation, impairment, and other exit costs (recoveries) in our Consolidated Statements of Earnings.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Feb. 22, 2026	May 25, 2025
Foreign currency translation adjustments	$(917.0)	$(876.7)
Unrealized loss from hedge derivatives	(2.4)	(7.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,678.7)	(1,726.8)
Prior service credits	53.9	65.9
Accumulated other comprehensive loss	$(2,544.2)	$(2,545.0)
(10) Stock Plans
We have various stock-based compensation programs under which awards, including stock options, restricted stock, restricted stock units, and performance awards, may be granted to employees and non-employee directors. These programs and related accounting are described in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended
May 25, 2025.
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Compensation expense related to stock-based payments	$26.3	$20.5	$65.6	$67.1
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings includes amounts recognized in restructuring, transformation, impairment, and other exit costs in fiscal 2026.
Windfall (shortfall) tax benefits from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Windfall (shortfall) tax benefits from stock-based payments	$0.4	$1.1	$(1.2)	$5.9
As of February 22, 2026, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $138.5 million. This expense will be recognized over 24 months on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025
Net cash proceeds	$0.4	$38.4
Intrinsic value of options exercised	$—	$11.0
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
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Nine-Month Period Ended
	Feb. 22, 2026	Feb. 23, 2025
Estimated fair values of stock options granted	$9.45	$13.26
Assumptions:
Risk-free interest rate	4.2%	4.5%
Expected term	8.0 years	8.5 years
Expected volatility	22.3%	21.6%
Dividend yield	4.7%	3.8%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

	Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025
Total grant date fair value	$109.2	$111.3
(11) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended		Nine-Month Period Ended
In Millions, Except per Share Data	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Net earnings attributable to General Mills	$303.1	$625.6	$1,920.3	$2,001.2
Average number of common shares – basic EPS	536.6	552.6	538.1	556.6
Incremental share effect from: (a)
Stock options	—	1.0	0.1	1.4
Restricted stock units and performance share units	0.7	1.4	1.0	1.8
Average number of common shares – diluted EPS	537.3	555.0	539.2	559.8
Earnings per share – basic	$0.57	$1.14	$3.57	$3.60
Earnings per share – diluted	$0.56	$1.12	$3.56	$3.57
(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Anti-dilutive stock options, restricted stock units, and performance share units	12.4	5.3	11.6	4.7

(12) Share Repurchases
Share repurchases were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Shares of common stock	—	4.8	10.0	13.5
Aggregate purchase price	$0.2	$304.4	$504.7	$909.6
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
(13) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

	Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025
Net cash interest payments	$375.2	$302.2
Net income tax payments	$346.6	$444.6
(14) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Service cost	$10.6	$12.9	$0.6	$1.0	$1.8	$1.8
Interest cost	72.8	76.6	4.2	5.3	0.8	1.0
Expected return on plan assets	(101.3)	(104.9)	(8.4)	(9.0)	—	—
Amortization of losses (gains)	26.2	25.0	(6.4)	(5.1)	0.1	(0.3)
Amortization of prior service costs (credits)	0.3	0.3	(5.3)	(5.5)	(0.3)	(0.3)
Other adjustments	—	—	—	—	2.0	3.0
Net expense (income)	$8.6	$9.9	$(15.3)	$(13.3)	$4.4	$5.2

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Nine-Month Period Ended		Nine-Month Period Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Service cost	$31.5	$38.8	$1.8	$3.2	$5.2	$5.3
Interest cost	218.5	230.0	12.6	15.9	2.6	3.0
Expected return on plan assets	(303.9)	(314.9)	(25.2)	(26.9)	—	—
Amortization of losses (gains)	78.7	75.0	(19.4)	(15.4)	0.2	—
Amortization of prior service costs (credits)	0.9	1.0	(15.9)	(16.6)	(0.8)	(0.8)
Other adjustments	—	—	—	—	6.1	8.1
Curtailment loss (gain)	6.7	—	(0.5)	—	—	—
Net expense (income)	$32.4	$29.9	$(46.6)	$(39.8)	$13.3	$15.6
(15) Income Taxes
On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the immediate expensing of research and development expenditures, and 100 percent bonus depreciation on qualified property. The impacts of the OBBBA are reflected in our results for the nine-month period ended February 22, 2026, and there was no material impact to our income tax expense. As of the nine-month period ended February 22, 2026, we expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods.
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
Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, convenience stores, and e-commerce grocery providers. Our product categories in this business segment include ready-to-eat cereals, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, snack bars, fruit snacks, savory snacks, and a wide variety of organic products including ready-to-eat cereal, frozen vegetables, meal kits, fruit snacks, and snack bars.
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
Our operating segment results were as follows:

	Quarter Ended February 22, 2026
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$2,596.4	$696.3	$640.5	$496.4	$4,429.6
Corporate and other net sales					7.1
Total net sales					$4,436.7
Cost of sales	1,758.9	526.7	400.9	397.9
Selling, general, and administrative expenses	401.4	136.0	136.8	42.2
Segment operating profit	$436.1	$33.6	$102.8	$56.3	$628.8
Unallocated corporate items					74.8
Divestiture loss					5.0
Restructuring, transformation, impairment, and other exit costs					24.4
Operating profit					$524.6

	Quarter Ended February 23, 2025
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$3,009.1	$651.3	$623.7	$555.3	$4,839.4
Corporate and other net sales					2.8
Total net sales					$4,842.2
Cost of sales	1,926.5	493.6	386.3	430.7
Selling, general, and administrative expenses	434.5	139.7	135.2	42.3
Segment operating profit	$648.1	$18.0	$102.2	$82.3	$850.6
Unallocated corporate items					55.9
Divestiture gain					(95.9)
Restructuring, transformation, impairment, and other exit recoveries					(0.8)
Operating profit					$891.4

	Nine-Month Period Ended February 22, 2026
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$8,105.2	$2,185.4	$1,910.9	$1,594.9	$13,796.4
Corporate and other net sales					18.6
Total net sales					$13,815.0
Cost of sales	5,218.1	1,606.8	1,163.7	1,233.7
Selling, general, and administrative expenses	1,204.5	450.9	408.4	129.5
Segment operating profit	$1,682.6	$127.7	$338.8	$231.7	$2,380.8
Unallocated corporate items					289.0
Divestitures gain, net					(1,049.4)
Restructuring, transformation, impairment, and other exit costs					162.8
Operating profit					$2,978.4

	Nine-Month Period Ended February 23, 2025
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$9,347.2	$2,058.9	$1,795.6	$1,721.5	$14,923.2
Corporate and other net sales					7.2
Total net sales					$14,930.4
Cost of sales	5,786.8	1,562.4	1,066.0	1,318.4
Selling, general, and administrative expenses	1,304.3	433.8	368.7	130.8
Segment operating profit	$2,256.1	$62.7	$360.9	$272.3	$2,952.0
Unallocated corporate items					244.5
Divestiture gain					(95.9)
Restructuring, transformation, impairment, and other exit costs					2.6
Operating profit					$2,800.8

Net sales for our North America Retail operating units were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
U.S. Meals & Baking Solutions	$1,091.8	$1,130.4	$3,326.0	$3,404.6
Big G Cereal & Canada (a)	743.4	1,060.7	2,389.8	3,371.0
U.S. Snacks	761.2	818.0	2,389.4	2,571.6
Total	$2,596.4	$3,009.1	$8,105.2	$9,347.2
(a) Upon completion of the United States yogurt business divestiture, the former U.S. Morning Foods and Canada operating units were combined into a new Big G Cereal & Canada operating unit. Prior period amounts have been recast to conform to the current period presentation. This did not result in a change to the composition of our reportable segments or information reviewed by our
CODM.
Net sales by class of similar products were as follows:

	Quarter Ended		Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Feb. 22, 2026	Feb. 23, 2025
Snacks	$962.6	$996.0	$3,030.2	$3,157.8
Cereal	762.7	762.8	2,321.1	2,385.4
Convenient meals	730.3	754.1	2,208.1	2,228.1
Pet	678.1	651.7	2,019.8	1,880.1
Dough	618.6	647.5	1,854.6	1,887.9
Baking mixes and ingredients	476.1	467.5	1,480.1	1,501.8
Super-premium ice cream	147.7	137.5	544.9	514.0
Yogurt	—	333.1	102.0	1,082.8
Other	60.6	92.0	254.2	292.5
Total	$4,436.7	$4,842.2	$13,815.0	$14,930.4

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
CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter Results
In the third quarter of fiscal 2026, net sales decreased 8 percent, including the net impact of the divestitures of our North American yogurt businesses (Divestitures) and the acquisition of Whitebridge Pet Brands (Acquisition). Organic net sales decreased 3 percent compared to the same period last year. Operating profit decreased 41 percent to $525 million, primarily driven by higher input costs, a decrease in contributions from volume growth, a gain on divestiture related to the sale of our Canada yogurt business recorded in the third quarter of fiscal 2025, and higher restructuring and transformation costs, partially offset by favorable net price realization and mix and higher transaction costs recorded in fiscal 2025 related to the Divestitures and Acquisition. Operating profit margin of 11.8 percent decreased 660 basis points. Adjusted operating profit of $547 million decreased 32 percent on a constant-currency basis, including the net impact of the Divestitures and Acquisition, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix. Adjusted operating profit margin decreased 420 basis points to 12.3 percent. Diluted earnings per share of $0.56 decreased 50 percent in the third quarter of fiscal 2026. Adjusted diluted earnings per share of $0.64 decreased 37 percent on a constant-currency basis compared to the third quarter of fiscal 2025. See the
“Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the third quarter of fiscal 2026 follows:

Quarter Ended Feb. 22, 2026	In millions, except per share	Quarter Ended Feb. 22, 2026 vs. Feb. 23, 2025	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,436.7	(8)%
Operating profit	524.6	(41)%	11.8%
Net earnings attributable to General Mills	303.1	(52)%
Diluted earnings per share	$0.56	(50)%
Organic net sales growth rate (a)		(3)%
Adjusted operating profit (a)	547.2	(32)%	12.3%	(32)%
Adjusted diluted earnings per share (a)	$0.64	(36)%		(37)%
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025
Net sales (in millions)	$4,436.7	(8)%		$4,842.2
Contributions from volume growth (a)		(11)	pts
Net price realization and mix		1	pt
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Net sales in the third quarter of fiscal 2026 decreased 8 percent compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and favorable foreign currency exchange impacts, and includes the net impact of the Divestitures and Acquisition.
Components of organic net sales growth are shown in the following table:

Quarter Ended Feb. 22, 2026 vs.
Quarter Ended Feb. 23, 2025
Contributions from organic volume growth (a)	(2)	pts
Organic net price realization and mix	(1)	pt
Organic net sales growth	(3)	pts
Foreign currency exchange	1	pt
Divestitures and acquisition	(6)	pts
Net sales growth	(8)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Organic net sales decreased 3 percent in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.
Cost of sales decreased $133 million to $3,070 million in the third quarter of fiscal 2026, compared to the same period in fiscal 2025.
The decrease was primarily driven by a $349 million decrease attributable to lower volume, partially offset by a $202 million increase attributable to product rate and mix, both of which include the net impact of the Divestitures and Acquisition. We recorded $8 million of restructuring charges in cost of sales in the third quarter of fiscal 2026 (please refer to Note 3 to the Consolidated Financial
Statements in Part I, Item 1 of this report). In addition, we recorded a $17 million net decrease in cost of sales related to the mark-to-
market valuation of certain commodity positions and grain inventories in the third quarter of fiscal 2026, compared to a $23 million net decrease in the third quarter of fiscal 2025.
Selling, general, and administrative (SG&A) expenses decreased $32 million to $813 million in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily driven by lower other administrative costs, and including the net impact of the
Divestitures and Acquisition. SG&A expenses as a percent of net sales in the third quarter of fiscal 2026 increased 90 basis points compared to the third quarter of fiscal 2025.
Divestitures loss (gain), net decreased $101 million, primarily due to a $96 million gain in the third quarter of fiscal 2025, related to the sale of our Canada yogurt business (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item I of this report).
Restructuring, transformation, impairment, and other exit costs (recoveries) totaled $24 million in the third quarter of fiscal
2026, compared to $1 million of net recoveries in the same period last year. In fiscal 2026, we approved a multi-year organizational initiative to increase the competitiveness of our supply chain, and as a result, we recorded $17 million of charges in the third quarter of fiscal 2026. In addition, we recorded $8 million of restructuring and transformation charges in the third quarter of fiscal 2026 related to actions previously announced (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Benefit plan non-service income totaled $15 million in the third quarter of fiscal 2026, compared to $14 million in the same period last year, primarily driven by lower interest costs partially offset by lower expected return on plan assets.
Interest, net for the third quarter of fiscal 2026 totaled $128 million, down $8 million from the third quarter of fiscal 2025, primarily driven by lower average long-term debt levels.

The effective tax rate for the third quarter of fiscal 2026 was 24.3 percent compared to 19.8 percent for the third quarter of fiscal
2025. The 4.5 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in fiscal 2025 and unfavorable earnings mix by jurisdiction in fiscal 2026. Our effective tax rate excluding certain items affecting comparability was 24.0 percent in the third quarter of fiscal 2026, compared to 21.0 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 3.0 percentage point increase was primarily due to certain nonrecurring discrete tax benefits in fiscal 2025 and unfavorable earnings mix by jurisdiction in fiscal 2026.
The impacts of the One Big Beautiful Bill Act (OBBBA) are reflected in our results for the quarter ended February 22, 2026, and there was no material impact to our income tax expense. We expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods. Please refer to Note 15 to the Consolidated Financial Statements in Part I, Item
1 of this report for additional information.
After-tax (loss) earnings from joint ventures for the third quarter of fiscal 2026 was a $6 million after-tax loss compared to after-tax earnings of $14 million in the same period in fiscal 2025, primarily driven by our share of transaction costs related to certain assets held for sale at Cereal Partners Worldwide (CPW). On a constant-currency basis, after-tax loss from joint ventures decreased 129 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Feb. 22, 2026 vs.
Quarter Ended Feb. 23, 2025	CPW		HDJ (a)		Total
Contributions from volume growth (b)	(6)	pts	5	pts
Net price realization and mix	2	pts	(1)	pt
Net sales growth in constant currency	(4)	pts	3	pts	(3)	pts
Foreign currency exchange	8	pts	(1)	pt	7	pts
Net sales growth	4	pts	2	pts	4	pts
(a)Häagen-Dazs Japan, Inc. (HDJ).
(b)Measured in tons based on the stated weight of our product shipments.
Average diluted shares outstanding decreased by 18 million in the third quarter of fiscal 2026 from the same period a year ago primarily due to share repurchases.
Nine-Month Results
In the nine-month period ended February 22, 2026, net sales decreased 7 percent, including the net impact of the Divestitures and
Acquisition. Organic net sales decreased 3 percent compared to the same period last year. Operating profit increased 6 percent to
$2,978 million, primarily driven by a divestiture gain related to the sale of our United States yogurt business, favorable net price realization and mix, and lower SG&A expenses, partially offset by a decrease in contributions from volume growth, higher input costs, and higher restructuring, transformation, and impairment charges. Operating profit margin of 21.6 percent increased 280 basis points compared to the same period last year. Adjusted operating profit of $2,106 million decreased 23 percent on a constant-currency basis, including the net impact of the Divestitures and Acquisition, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Adjusted operating profit margin decreased 310 basis points to 15.2 percent. Diluted earnings per share of $3.56 in the nine-month period ended February 22,
2026, essentially matched the same period last year and adjusted diluted earnings per share of $2.60 decreased 25 percent on a constant-currency basis compared to the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for the nine-month period ended February 22, 2026, follows:

Nine-Month Period Ended Feb. 22, 2026	In millions, except per share	Nine-Month Period Ended Feb. 22, 2026 vs. Feb. 23, 2025	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$13,815.0	(7)%
Operating profit	2,978.4	6%	21.6%
Net earnings attributable to General Mills	1,920.3	(4)%
Diluted earnings per share	$3.56	Flat
Organic net sales growth rate (a)		(3)%
Adjusted operating profit (a)	2,106.1	(23)%	15.2%	(23)%
Adjusted diluted earnings per share (a)	$2.60	(25)%		(25)%
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.
Consolidated net sales were as follows:

	Nine-Month Period Ended
	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025
Net sales (in millions)	$13,815.0	(7)%		$14,930.4
Contributions from volume growth (a)		(9)	pts
Net price realization and mix		1	pt
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
The 7 percent decrease in net sales for the nine-month period ended February 22, 2026, was driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and favorable foreign currency exchange impacts, and includes the net impact of the Divestitures and Acquisition.
Components of organic net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 22, 2026 vs.
Nine-Month Period Ended Feb. 23, 2025
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	(2)	pts
Organic net sales growth	(3)	pts
Foreign currency exchange	1	pt
Acquisition and divestitures	(5)	pts
Net sales growth	(7)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Organic net sales decreased 3 percent in the nine-month period ended February 22, 2026, driven by unfavorable organic net price realization and mix and a decrease in contributions from organic volume growth.
Cost of sales decreased $449 million to $9,223 million in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025. The decrease was primarily driven by an $889 million decrease attributable to lower volume, partially offset by a
$417 million increase attributable to product rate and mix, both of which include the net impact of the Divestitures and Acquisition.
We recorded $13 million of restructuring charges in the nine-month period ended February 22, 2026, compared to $1 million of restructuring charges in cost of sales in the same period last year (please refer to Note 3 to the Consolidated Financial Statements in
Part I, Item 1 of this report). In addition, we recorded a $13 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the nine-month period ended February 22, 2026, compared to a $24 million net decrease in the nine-month period ended February 23, 2025.
SG&A expenses decreased $51 million to $2,500 million in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, primarily driven by lower other administrative costs, and including the net impact of the Divestitures and

Acquisition. SG&A expenses as a percent of net sales increased 100 basis points in the nine-month period ended February 22, 2026, compared to the same period of fiscal 2025.
Divestitures loss (gain), net totaled a $1,049 million gain in the nine-month period ended February 22, 2026, primarily related to the sale of our United States yogurt business. During the nine-month period ended February 23, 2025, we recorded a $96 million divestiture gain related to the sale of our Canada yogurt business (please refer to Note 2 to the Consolidated Financial Statements in
Part I, Item 1 of this report).
Restructuring, transformation, impairment, and other exit costs (recoveries) totaled $163 million in the nine-month period ended
February 22, 2026, compared to $3 million in the same period last year. In fiscal 2026, we approved a multi-year organizational initiative to increase the competitiveness of our supply chain, and as a result, we recorded $64 million of charges in fiscal 2026. We also recorded a $53 million non-cash impairment charge related to our Uncle Toby’s brand intangible asset in fiscal 2026.  In addition, we recorded $46 million of restructuring and transformation charges in the nine-month period ended February 22, 2026, related to actions previously announced (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Benefit plan non-service income totaled $46 million in the nine-month period ended February 22, 2026, compared to $42 million in the same period last year, primarily driven by lower interest costs partially offset by lower expected return on plan assets.
Interest, net for the nine-month period ended February 22, 2026, increased $3 million to $387 million compared to the same period of fiscal 2025, primarily driven by higher average long-term debt levels.
The effective tax rate for the nine-month period ended February 22, 2026, was 24.8 percent compared to 20.5 percent in the same period last year. The 4.3 percentage point increase was primarily due to certain unfavorable tax components related to the sale of our
United States yogurt business, certain nonrecurring discrete tax benefits in fiscal 2025, and unfavorable earnings mix by jurisdiction in fiscal 2026. Our effective tax rate excluding certain items affecting comparability was 23.8 percent in the nine-month period ended
February 22, 2026, compared to 20.9 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 2.9 percentage point increase is primarily due to certain nonrecurring discrete tax benefits in fiscal 2025 and unfavorable earnings mix by jurisdiction in fiscal 2026.
The impacts of the OBBBA are reflected in our results for the nine-month period ended February 22, 2026, and there was no material impact to our income tax expense. We expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods. Please refer to Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this report for additional information.
After-tax (loss) earnings from joint ventures for the nine-month period ended February 22, 2026, was a $59 million after-tax loss compared to after-tax earnings of $64 million in the same period in fiscal 2025, primarily driven by our $85 million pre-tax share of a non-cash goodwill impairment charge at CPW in fiscal 2026, as a result of downward revisions of future sales and profitability estimates in the Australian market.  On a constant-currency basis, after-tax loss from joint ventures decreased 191 percent (see the
“Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:

Nine-Month Period Ended Feb. 22, 2026 vs.
Nine-Month Period Ended Feb. 23, 2025	CPW		HDJ		Total
Contributions from volume growth (a)	(5)	pts	1	pt
Net price realization and mix	2	pts	2	pts
Net sales growth in constant currency	(3)	pts	3	pts	(2)	pts
Foreign currency exchange	5	pts	1	pt	4	pts
Net sales growth	2	pts	4	pts	2	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Average diluted shares outstanding decreased by 21 million in the nine-month period ended February 22, 2026, from the same period a year ago primarily due to share repurchases.
SEGMENT OPERATING RESULTS
Our businesses are organized into four operating segments: North America Retail, International, North America Pet, and North
America Foodservice. Please refer to Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.

North America Retail Segment Results
North America Retail net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025
Net sales (in millions)	$2,596.4	(14)%		$3,009.1	$8,105.2	(13)%		$9,347.2
Contributions from volume growth (a)		(19)	pts			(17)	pts
Net price realization and mix		5	pts			3	pts
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Retail net sales decreased 14 percent in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact from the Divestitures.
North America Retail net sales decreased 13 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact from the Divestitures.
The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2026		Feb. 22, 2026
Contributions from organic volume growth (a)	(3)	pts	(1)	pt
Organic net price realization and mix	(2)	pts	(3)	pts
Organic net sales growth	(4)	pts	(4)	pts
Foreign currency exchange	Flat		Flat
Divestitures (b)	(9)	pts	(9)	pts
Net sales growth	(14)	pts	(13)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third quarter of fiscal
2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America Retail organic net sales decreased 4 percent in the third quarter of fiscal 2026, compared to the same period in fiscal
2025, driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.
North America Retail organic net sales decreased 4 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by unfavorable organic net price realization and mix and a decrease in contributions from organic volume growth.
North America Retail net sales percentage change by operating unit are shown in the following table:

	Quarter Ended	Nine-Month Period Ended
	Feb. 22, 2026	Feb. 22, 2026
Big G Cereal & Canada (a)	(30)%	(29)%
U.S. Snacks	(7)%	(7)%
U.S. Meals & Baking Solutions	(3)%	(2)%
Total	(14)%	(13)%
(a)Upon completion of the United States yogurt business divestiture, the former U.S. Morning Foods and Canada operating units were combined into a new Big G Cereal & Canada operating unit. Please refer to Note 16 to the Consolidated Financial Statements in Part I, Item 1 of this report.
Segment operating profit decreased 33 percent to $436 million in the third quarter of fiscal 2026, including the impact of the
Divestitures, compared to $648 million in the same period in fiscal 2025, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 33 percent on a constant-currency basis in the third quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 25 percent to $1,683 million in the nine-month period ended February 22, 2026, including the impact of the Divestitures, compared to $2,256 million in the same period in fiscal 2025, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 25 percent on a constant-currency basis in the nine-month period ended February 22,
2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
International Segment Results
International net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025
Net sales (in millions)	$696.3	7%		$651.3	$2,185.4	6%		$2,058.9
Contributions from volume growth (a)		2	pts			1	pt
Net price realization and mix		(2)	pts			1	pt
Foreign currency exchange		6	pts			4	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International net sales increased 7 percent in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by favorable foreign currency exchange impacts and an increase in contributions from volume growth, partially offset by unfavorable net price realization and mix.
International net sales increased 6 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal
2025, driven by favorable foreign currency exchange impacts, an increase in contributions from volume growth, and favorable net price realization and mix.
The components of International organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2026		Feb. 22, 2026
Contributions from organic volume growth (a)	3	pts	2	pts
Organic net price realization and mix	(2)	pts	1	pt
Organic net sales growth	1	pt	3	pts
Foreign currency exchange	6	pts	4	pts
Net sales growth	7	pts	6	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International organic net sales increased 1 percent in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.
International organic net sales increased 3 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.
Segment operating profit increased 87 percent to $34 million in the third quarter of fiscal 2026, compared to $18 million in the same period in fiscal 2025, primarily driven by favorable net price realization and mix, lower SG&A expenses, and an increase in contributions from volume growth, partially offset by higher input costs. Segment operating profit increased 82 percent on a constant-
currency basis in the third quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit increased 104 percent to $128 million in the nine-month period ended February 22, 2026, compared to $63 million in the same period in fiscal 2025, primarily driven by favorable net price realization and mix, partially offset by higher input costs and higher SG&A expenses. Segment operating profit increased 100 percent on a constant-currency basis in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
North America Pet Segment Results
North America Pet net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025
Net sales (in millions)	$640.5	3%		$623.7	$1,910.9	6%		$1,795.6
Contributions from volume growth (a)		(3)	pts			Flat
Net price realization and mix		6	pts			6	pts
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Pet net sales increased 3 percent in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth, both of which include the impact of the Acquisition.
North America Pet net sales increased 6 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by favorable net price realization and mix, which includes the impact of the Acquisition.
The components of North America Pet organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2026		Feb. 22, 2026
Contributions from organic volume growth (a)	(6)	pts	(4)	pts
Organic net price realization and mix	3	pts	2	pts
Organic net sales growth	(3)	pts	(2)	pts
Foreign currency exchange	Flat		Flat
Acquisition (b)	6	pts	9	pts
Net sales growth	3	pts	6	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Acquisition of Whitebridge Pet Brands business in fiscal 2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1
of this report.
North America Pet organic net sales decreased 3 percent in the third quarter of fiscal 2026, compared to the same period in fiscal
2025, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.
North America Pet organic net sales decreased 2 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.
Segment operating profit increased 1 percent to $103 million in the third quarter of fiscal 2026, including the impact of the
Acquisition, compared to $102 million in the same period in fiscal 2025. Segment operating profit was essentially flat on a constant-
currency basis in the third quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 6 percent to $339 million in the nine-month period ended February 22, 2026, including the impact of the Acquisition, compared to $361 million in the same period in fiscal 2025, primarily driven by higher input costs and higher
SG&A expenses, partially offset by favorable net price realization and mix and an increase in contributions from volume growth.
Segment operating profit decreased 6 percent on a constant-currency basis in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by
GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025	Feb. 22, 2026	Feb. 22, 2026 vs. Feb. 23, 2025		Feb. 23, 2025
Net sales (in millions)	$496.4	(11)%		$555.3	$1,594.9	(7)%		$1,721.5
Contributions from volume growth (a)		(7)	pts			(5)	pts
Net price realization and mix		(3)	pts			(2)	pts
Foreign currency exchange		Flat				Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales decreased 11 percent in the third quarter of fiscal 2026, compared to the same period in fiscal
2025, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix, both of which include the impact from the Divestitures.
North America Foodservice net sales decreased 7 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix, both of which include the impact from the Divestitures.
The components of North America Foodservice organic net sales growth are shown in the following table:

	Quarter Ended		Nine-Month Period Ended
	Feb. 22, 2026		Feb. 22, 2026
Contributions from organic volume growth (a)	(3)	pts	(1)	pt
Organic net price realization and mix	(1)	pt	Flat
Organic net sales growth	(3)	pts	(1)	pt
Foreign currency exchange	Flat		Flat
Divestitures (b)	(7)	pts	(6)	pts
Net sales growth	(11)	pts	(7)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third quarter of fiscal
2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
North America Foodservice organic net sales decreased 3 percent in the third quarter of fiscal 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.
North America Foodservice organic net sales decreased 1 percent in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025, driven by a decrease in contributions from organic volume growth.
Segment operating profit decreased 32 percent to $56 million in the third quarter of fiscal 2026, including the impact from the
Divestitures, compared to $82 million in the same period in fiscal 2025, primarily driven by unfavorable net price realization and mix, a decrease in contributions from volume growth, and higher input costs. Segment operating profit decreased 32 percent on a constant-
currency basis in the third quarter of fiscal 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
Segment operating profit decreased 15 percent to $232 million in the nine-month period ended February 22, 2026, including the impact from the Divestitures, compared to $272 million in the same period in fiscal 2025, primarily driven by a decrease in contributions from volume growth and higher input costs. Segment operating profit decreased 15 percent on a constant-currency basis in the nine-month period ended February 22, 2026, compared to the same period in fiscal 2025 (see the “Non-GAAP Measures”
section below for our use of this measure not defined by GAAP).
UNALLOCATED CORPORATE ITEMS
Unallocated corporate expenses totaled $75 million in the third quarter of fiscal 2026, compared to $56 million in the same period in fiscal 2025. We recorded $8 million of restructuring charges in cost of sales in the third quarter of fiscal 2026. In the third quarter of fiscal 2026, we recorded a $17 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $23 million net decrease in expense in the same period last year. Certain compensation and benefit related expenses increased in the third quarter of fiscal 2026 compared to the same period of last year. We recorded $2 million of transaction costs primarily related to the Divestitures in the third quarter of fiscal 2026, compared to $24 million of transaction costs related to the Divestitures in the same period last year. In addition, we recorded $3 million of net gains related to valuation adjustments on certain corporate investments in the third quarter of fiscal 2026, compared to $2 million of net losses in the third quarter of fiscal 2025. We recorded $2 million of integration costs in the third quarter of fiscal 2026 compared to $3 million of integration costs during the same period last year, related to the Acquisition and the fiscal 2024 acquisition of a pet food business in
Europe.
Unallocated corporate expenses totaled $289 million in the nine-month period ended February 22, 2026, compared to $244 million in the same period in fiscal 2025. We recorded $13 million of restructuring charges in cost of sales in the nine-month period ended
February 22, 2026, compared to $1 million of restructuring charges in cost of sales in the same period in fiscal 2025. In the nine-
month period ended February 22, 2026, we recorded a $13 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to a $24 million net decrease in expense in the same period last year.
Certain compensation and benefit related expenses increased in the nine-month period ended February 22, 2026, compared to the same period of fiscal 2025. We recorded $17 million of transaction costs primarily related to the Divestitures in the nine-month period ended February 22, 2026, compared to $33 million of transaction costs related to the Divestitures and the Acquisition in the same period last year. In the nine-month period ended February 22, 2026, we recorded $10 million of net gains related to valuation adjustments on certain corporate investments, compared to $5 million of net losses related to valuation adjustments of certain corporate investments in the same period in fiscal 2025.
LIQUIDITY AND CAPITAL RESOURCES
During the nine-month period ended February 22, 2026, cash provided by operations was $1,614 million compared to $2,307 million in the same period last year. The $692 million decrease was primarily driven by a $1,047 million decrease in net earnings excluding the pretax gain on the Divestitures, which includes the related net impact of the Divestitures and Acquisition. This was partially offset by a $153 million change in deferred income taxes, primarily driven by a change in the timing of cash tax payments due to certain provisions of the OBBBA, a $123 million change in after-tax loss (earnings) from joint ventures, including a non-cash impairment charge to goodwill at CPW in fiscal 2026, and a $113 million change in restructuring, transformation, impairment, and other exit costs
(recoveries), including the non-cash impairment charge to our Uncle Toby's brand intangible asset in fiscal 2026.
Cash provided by investing activities during the nine-month period ended February 22, 2026, was $1,433 million compared to cash used by investing activities of $1,579 million for the same period in fiscal 2025. In the first quarter of fiscal 2026, we completed the sale of our United States yogurt business for $1,798 million cash. We also received an additional $6 million of cash related to a sale price adjustment related to the sale of our Canada yogurt business in the first quarter of fiscal 2026. In the third quarter of fiscal 2025, we completed the sale of our Canada yogurt business for $242 million cash. During the third quarter of fiscal 2025, we acquired
Whitebridge Pet Brands for $1,410 million cash, net of cash acquired. In addition, we spent $356 million on purchases of land, buildings, and equipment in the nine-month period ended February 22, 2026, compared to $405 million in the same period last year.
Cash used by financing activities during the nine-month period ended February 22, 2026, was $2,644 million compared to $610 million in the same period in fiscal 2025. We had $1,119 million of net debt payments in the nine-month period ended February 22,
2026, compared to $1,397 million of net debt issuances in the same period a year ago. In addition, we paid $500 million for purchases of common stock for treasury in the nine-month period ended February 22, 2026, compared to $902 million in the same period in fiscal 2025. We paid $987 million of dividends in the nine-month period ended February 22, 2026, compared to $1,008 million in the same period last year.
As of February 22, 2026, we had $698 million of cash and cash equivalents in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. We may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.
The following table details the credit facilities and lines of credit we had available as of February 22, 2026:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	776.8	4.7
Total	$3,476.8	$4.7
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.

Certain of our long-term debt agreements and our credit facilities contain restrictive covenants. As of February 22, 2026, we were in compliance with all of these covenants.
We have $2,138 million of long-term debt maturing in the next 12 months that is classified as current, including €250 million of floating-rate notes due April 22, 2026, €500 million of floating-rate notes redeemable April 22, 2026, $500 million of 4.7 percent fixed-rate notes due January 30, 2027, and $750 million of 3.2 percent fixed-rate notes due February 10, 2027. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
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
Our critical accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of February 22, 2026, are the same as those described in our Annual
Report on Form 10-K for the fiscal year ended May 25, 2025.
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
Divestitures loss (gain), net
Net divestitures gain primarily related to the sale of our United States yogurt business in fiscal 2026 and Canada yogurt business in fiscal 2025. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.
CPW asset impairments and transaction costs
CPW non-cash goodwill impairment charge related to the Australian market, and other asset impairment charges and transaction costs related to certain assets held for sale recorded in fiscal 2026.
Restructuring and transformation charges (recoveries)
Restructuring and transformation charges related to supply chain actions and previously announced actions recorded in fiscal 2026.
Restructuring charges (recoveries) related to previously announced restructuring actions recorded in fiscal 2025. Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
Other intangible assets impairment
Non-cash impairment charge related to our Uncle Toby’s brand intangible asset in fiscal 2026. Please refer to Note 4 to the
Consolidated Financial Statements in Part I, Item 1 of this report.
Transaction costs
Fiscal 2026 transaction costs primarily related to the sale of our United States yogurt business. Fiscal 2025 transaction costs related to the Whitebridge Pet Brands acquisition and the sale of our North American yogurt businesses. Please refer to Note 2 to the
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
Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Feb. 22, 2026		Feb. 23, 2025
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$524.6	11.8%	$891.4	18.4%
Divestiture loss (gain)	5.0	0.1%	(95.9)	(2.0)%
Restructuring and transformation charges (recoveries)	32.8	0.7%	(0.6)	—%
Transaction costs	2.2	—%	24.0	0.5%
Mark-to-market effects	(17.2)	(0.4)%	(23.2)	(0.5)%
Investment activity, net	(2.5)	(0.1)%	1.7	—%
Acquisition integration costs	2.1	—%	3.3	0.1%
Project-related costs	—	—%	0.2	—%
Adjusted operating profit	$547.2	12.3%	$800.8	16.5%

	Nine-Month Period Ended
	Feb. 22, 2026		Feb. 23, 2025
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$2,978.4	21.6%	$2,800.8	18.8%
Divestitures gain, net	(1,049.4)	(7.6)%	(95.9)	(0.6)%
Restructuring and transformation charges	123.3	0.9%	3.6	—%
Other intangible assets impairment	52.9	0.4%	—	—%
Transaction costs	16.5	0.1%	32.9	0.2%
Mark-to-market effects	(12.7)	(0.1)%	(23.8)	(0.2)%
Investment activity, net	(9.6)	(0.1)%	4.9	—%
Acquisition integration costs	6.6	—%	7.2	—%
Project-related costs	—	—%	0.4	—%
Adjusted operating profit	$2,106.1	15.2%	$2,730.1	18.3%
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
Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended			Nine-Month Period Ended
In Millions	Feb. 22, 2026	Feb. 23, 2025	Change	Feb. 22, 2026	Feb. 23, 2025	Change
Operating profit as reported	$524.6	$891.4	(41)%	$2,978.4	$2,800.8	6%
Divestitures loss (gain), net	5.0	(95.9)		(1,049.4)	(95.9)
Restructuring and transformation charges (recoveries)	32.8	(0.6)		123.3	3.6
Other intangible assets impairment	—	—		52.9	—
Transaction costs	2.2	24.0		16.5	32.9
Mark-to-market effects	(17.2)	(23.2)		(12.7)	(23.8)
Investment activity, net	(2.5)	1.7		(9.6)	4.9
Acquisition integration costs	2.1	3.3		6.6	7.2
Project-related costs	—	0.2		—	0.4
Adjusted operating profit	$547.2	$800.8	(32)%	$2,106.1	$2,730.1	(23)%
Foreign currency exchange impact			Flat			Flat
Adjusted operating profit growth, on a constant-currency basis			(32)%			(23)%
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.
Adjusted Diluted EPS and Related Constant-currency Growth Rate
This measure is used in reporting to our Board of Directors and executive management. We believe that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-to-year basis.
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rates follows:

	Quarter Ended			Nine-Month Period Ended
Per Share Data	Feb. 22, 2026	Feb. 23, 2025	Change	Feb. 22, 2026	Feb. 23, 2025	Change
Diluted earnings per share, as reported	$0.56	$1.12	(50)%	$3.56	$3.57	Flat
Divestitures gain, net	—	(0.15)		(1.43)	(0.15)
CPW asset impairments and transaction costs	0.04	0.01		0.22	0.01
Restructuring and transformation charges	0.05	—		0.18	0.01
Other intangible assets impairment	—	—		0.07	—
Transaction costs	—	0.03		0.02	0.04
Mark-to-market effects	(0.03)	(0.03)		(0.02)	(0.03)
Investment activity, net	—	0.01		(0.01)	0.01
Acquisition integration costs	—	—		—	0.01
Adjusted diluted earnings per share	$0.64	$1.00	(36)%	$2.60	$3.47	(25)%
Foreign currency exchange impact			1 pt			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			(37)%			(25)%
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
After-tax (loss) earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in After-Tax (Loss) Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange		Percentage Change in After-Tax (Loss) Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Feb. 22, 2026	(142)%	(12)	pts	(129)%
Nine-Month Period Ended Feb. 22, 2026	(193)%	(1)	pt	(191)%
Note: Table may not foot due to rounding.
Constant-currency Segment Operating Profit Growth Rates
We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.
Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Feb. 22, 2026
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(33)%	Flat	(33)%
International	87%	4 pts	82%
North America Pet	1%	Flat	Flat
North America Foodservice	(32)%	Flat	(32)%

	Nine-Month Period Ended Feb. 22, 2026
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(25)%	Flat	(25)%
International	104%	4 pts	100%
North America Pet	(6)%	Flat	(6)%
North America Foodservice	(15)%	Flat	(15)%
Note: Tables may not foot due to rounding.

Adjusted Effective Income Tax Rates
We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.
Adjusted effective income tax rates are calculated as follows:

	Quarter Ended				Nine-Month Period Ended
	Feb. 22, 2026		Feb. 23, 2025		Feb. 22, 2026		Feb. 23, 2025
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$411.5	$99.9	$769.0	$152.4	$2,637.4	$654.7	$2,457.9	$504.6
Divestitures loss (gain), net	5.0	0.3	(95.9)	(11.1)	(1,049.4)	(276.6)	(95.9)	(11.1)
Restructuring and transformation charges (recoveries)	32.8	7.6	(0.6)	(0.1)	123.3	28.5	3.6	0.9
Other intangible assets impairment	—	—	—	—	52.9	12.9	—	—
Transaction costs	2.2	0.5	24.0	5.6	16.5	3.8	32.9	7.6
Mark-to-market effects	(17.2)	(3.9)	(23.2)	(5.4)	(12.7)	(2.9)	(23.8)	(5.5)
Investment activity, net	(2.5)	(0.6)	1.7	0.4	(9.6)	(2.2)	4.9	1.1
Acquisition integration costs	2.1	0.5	3.3	0.7	6.6	1.5	7.2	1.6
Project-related costs	—	—	0.2	—	—	—	0.4	0.1
As adjusted	$434.0	$104.3	$678.4	$142.5	$1,765.0	$419.7	$2,387.2	$499.4
Effective tax rate:
As reported		24.3%		19.8%		24.8%		20.5%
As adjusted		24.0%		21.0%		23.8%		20.9%
Sum of adjustments to income taxes		$4.4		$(9.9)		$(235.0)		$(5.2)
Average number of common shares - diluted EPS		537.3		555.0		539.2		559.8
Impact of income tax adjustments on adjusted diluted EPS		$(0.01)		$0.02		$0.44		$0.01
Note: Table may not foot due to rounding.
(a) Earnings before income taxes and after-tax (loss) earnings from joint ventures.
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of February 22, 2026, was as follows:

In Millions	One-day Risk of Loss	Change During Nine-Month Period Ended Feb. 22, 2026	Analysis of Change
Interest rate instruments	$32	$(14)	Decrease in portfolio basis
Foreign currency instruments	42	(9)	Decrease in portfolio basis
Commodity instruments	3	—	Immaterial
Equity instruments	3	—	Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 25, 2025.

Item 4.      Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial
Officer have concluded that, as of February 22, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2)
accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 22, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended
February 22, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Program (c)	Maximum Number of Shares that may yet be Purchased Under the Program (c)
November 24, 2025 - December 28, 2025	—	$—	—	26,902,855
December 29, 2025 - January 25, 2026	3,244	46.50	3,244	26,899,611
January 26, 2026 - February 22, 2026	2,442	46.26	2,442	26,897,169
Total	5,686	$46.40	5,686	26,897,169
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
Item 5.      Other Information.
During the fiscal quarter ended February 22, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II. OTHER INFORMATION

Item 6.	Exhibits.
3.1	By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 27, 2026).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 22,
2026, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Statements of Earnings; (ii)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: March 18, 2026	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)