Form 10-K
period 2026-05-31
GENERAL MILLS INC
filed 2026-07-01
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE FISCAL YEAR ENDED MAY 31, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
Commission file number: 001-01185
________________
GENERAL MILLS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0274440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Number One General Mills Boulevard
Minneapolis, Minnesota	55426
(Address of principal executive offices)	(Zip Code)

(763) 764-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	GIS	New York Stock Exchange
1.500% Notes due 2027	GIS 27	New York Stock Exchange
3.907% Notes due 2029	GIS 29	New York Stock Exchange
3.650% Notes due 2030	GIS 30A	New York Stock Exchange
3.600% Notes due 2032	GIS 32	New York Stock Exchange
3.850% Notes due 2034	GIS 34	New York Stock Exchange
4.750% Series A Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056	GIS 56	New York Stock Exchange
5.250% Series B Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056	GIS 56A	New York Stock Exchange
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
Yes ☐ No ☑
Aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price of $48.33 per share as reported on the New York Stock Exchange on November 21, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter): $25,787 million.
Number of shares of Common Stock outstanding as of June 15, 2026: 533,708,396 (excluding 220,904,932 shares held in the treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
ITEM 1 - Business
COMPANY OVERVIEW
For 160 years, General Mills has been making food the world loves. We are a leading global manufacturer and marketer of branded consumer foods with more than 100 brands in 100 countries across six continents. In addition to our consolidated operations, we have
50 percent interests in two strategic joint ventures that manufacture and market food products sold in approximately 120 countries worldwide.
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
•wholesome natural pet food;
•refrigerated and frozen dough;
•baking mixes and ingredients; and
•super-premium ice cream.
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
Customers
Our primary customers are grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, e-commerce retailers, commercial and noncommercial foodservice distributors and operators, restaurants, convenience stores, and pet specialty stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products and to serve certain types of customers and certain markets. For further information on our customer credit and product return practices, please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this report. During fiscal 2026, Walmart Inc. and its affiliates (Walmart) accounted for 22 percent of our consolidated net sales and 31 percent of net sales of our North America Retail segment. No other customer accounted for 10 percent or more of our consolidated net sales. For further information on significant customers, please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this report.
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

Raw materials, ingredients, and packaging
The principal raw materials that we use are grains (wheat, oats, and corn), meat, vegetable oils, sugar, vegetables, fruits, nuts, and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic, and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the
United States. In our other international operations, inputs that are not locally available in adequate supply may be imported from other countries. The cost of these inputs may fluctuate widely due to external conditions such as weather, climate change, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, pandemics, war, and changes in governmental agricultural and energy policies and regulations. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies. We also have a grain merchandising operation that provides us efficient access to, and more informed knowledge of, various commodity markets, principally wheat and oats. This operation holds physical inventories that are carried at net realizable value and uses derivatives to manage its net inventory position and minimize its market exposures.
TRADEMARKS AND PATENTS
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations (set forth in italics in this report) include Annie’s, Betty Crocker, Bisquick, Blue Buffalo, Bugles, Cascadian Farm,
Cheerios, Chex, Cinnamon Toast Crunch, Cocoa Puffs, Cookie Crisp, Dunkaroos, Edgard & Cooper, Fiber One, Fruit by the Foot,
Fruit Gushers, Fruit Roll-Ups, Gardetto’s, Gold Medal, Golden Grahams, Häagen-Dazs, Kitano, Kix, Lärabar, Latina, Lucky
Charms, Nature Valley, Nudges, Oatmeal Crisp, Old El Paso, Pillsbury, Progresso, Tastefuls, Tiki Pets, Total, Totino’s, Trix, True
Solutions, Wanchai Ferry, Wheaties, Wilderness, and Yoki. We protect these trademarks as appropriate through registrations in the
United States and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.
Some of our products are marketed under or in combination with trademarks that have been licensed from others for both long-
standing products (e.g., Reese’s Puffs for cereal and Green Giant for vegetables in certain countries), and shorter term promotional products (e.g., cereal, fruit snacks, and baking mixes sold in combination with various third-party equities).
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
We continue our focus on developing and marketing innovative, proprietary products, many of which use proprietary expertise, recipes and formulations, and are patent protected. We consider the collective rights under our various patents, which expire from time to time, to be a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.
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

ENVIRONMENTAL MATTERS
As of May 31, 2026, we were involved with two response actions associated with the alleged or threatened release of hazardous substances or wastes located in Minneapolis, Minnesota and Moonachie, New Jersey.
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
HUMAN CAPITAL MANAGEMENT
Recruiting, developing, engaging, and protecting our workforce is critical to executing our strategy and achieving business success. As of May 31, 2026, we had approximately 30,000 employees around the globe, with approximately 15,000 in the U.S. and approximately 15,000 located in our markets outside of the U.S. Our workforce is divided between approximately 12,000 employees dedicated to the production of our products and approximately 18,000 non-production employees.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The section below provides information regarding our executive officers as of July 1, 2026.
Kofi A. Bruce, age 56, is Chief Financial Officer. Mr. Bruce joined General Mills in 2009 as Vice President, Treasurer after serving in a variety of senior management positions with Ecolab and Ford Motor Company. He served as Treasurer until 2010 when he was named Vice President, Finance for Yoplait. Mr. Bruce reassumed his role as Vice President, Treasurer from 2012 until 2014 when he was named Vice President, Finance for Convenience Stores & Foodservice. He was named Vice President, Controller in 2017, Vice
President, Financial Operations in 2019, and to his present position in 2020.
Ricardo Fernandez, age 53, is Segment President, International. Mr. Fernandez joined General Mills in 2000 as an Associate
Marketing Manager and held various marketing roles of increasing responsibility until being named Vice President, Marketing, Frozen
Frontier in 2012, Vice President, CPW Marketing in 2014, President, Latin America in 2016, and President, Morning Foods in 2020.
He was named to his present position in December 2023.
Jeffrey L. Harmening, age 59, is Chairman of the Board and Chief Executive Officer. Mr. Harmening joined General Mills in 1994 and served in various marketing roles in the Betty Crocker, Yoplait, and Big G cereal divisions. He was named Vice President,
Marketing for CPW in 2003 and Vice President of the Big G cereal division in 2007. In 2011, he was promoted to Senior Vice
President for the Big G cereal division. Mr. Harmening was appointed Senior Vice President, Chief Executive Officer of CPW in
2012. Mr. Harmening returned from CPW in 2014 and was named Executive Vice President, Chief Operating Officer, U.S. Retail. He
became President, Chief Operating Officer in 2016. He was named Chief Executive Officer in 2017 and Chairman of the Board in
2018. Mr. Harmening is a director of The Toro Company.

Elizabeth A. Mascolo, age 51, is Segment President, North America Pet. Ms. Mascolo joined General Mills in 2002 and held various marketing roles in Cereals, Meals, and Snacks before serving as Global Marketing Director for CPW from 2014 through 2017. Ms.
Mascolo was named Business Unit Director for Cheerios & Strategic Revenue Management in 2017; Vice President, Business Unit
Director, Pillsbury, in 2020; and President, North America Blue Buffalo in February 2023. She was named to her present position in
March 2025.
Dana M. McNabb, age 50, is Chief Operating Officer and a director of General Mills. Ms. McNabb joined General Mills in 1999 and held a variety of marketing roles in Cereal, Snacks, Meals, and New Products before becoming Vice President, Marketing for CPW in
2011 and Vice President, Marketing for the Circle of Champions Business Unit in 2015. She became President, U.S. Cereal Operating
Unit in 2016, Group President, Europe & Australia in 2020, Chief Strategy & Growth Officer in July 2021, Group President, North
America Retail in January 2024, Group President, North America Retail and North America Pet in June 2025, and was named to her present position in June 2026.
Jaime Montemayor, age 62, is Chief Digital, Technology and Transformation Officer. He spent 21 years at PepsiCo, Inc., serving in roles of increasing responsibility, including most recently as Senior Vice President and Chief Information Officer of PepsiCo’s
Americas Foods segment from 2013 to 2015, and Senior Vice President and Chief Information Officer, Digital Innovation, Data and
Analytics, PepsiCo from 2015 to 2016. Mr. Montemayor served as Chief Technology Officer of 7-Eleven Inc. in 2017. He assumed the role of our Chief Digital and Technology Officer in 2020 after founding and operating a digital technology consulting company from 2017 until 2020. He was named to his present position in March 2026.
Jonathan Ness, age 50, is Chief Supply Chain Officer. Mr. Ness joined General Mills in 2007 and has held various roles of increasing responsibility in Global Finance, Supply Chain Strategy, and Transformation. He was named Finance Director in 2016, Senior Finance
Director, Global Supply Chain in March 2022, and Vice President, Global Supply Chain Finance & Strategy in June 2023. He was
named to his present position in March 2026.
Mark A. Pallot, age 53, is Vice President, Chief Accounting Officer. Mr. Pallot joined General Mills in 2007 and served as Director,
Financial Reporting until 2017, when he was named Vice President, Assistant Controller. He was elected to his present position in
2020. Prior to joining General Mills, Mr. Pallot held accounting and financial reporting positions at Residential Capital, LLC, Metris,
Inc., CIT Group Inc., and Ernst & Young, LLP.
Asheesh Saksena, age 62, is Chief Strategy and Growth Officer. Mr. Saksena joined General Mills in August 2024. Prior to joining
General Mills, Mr. Saksena served as Executive Vice President, Chief Strategy Officer at Cox Communications, a wholly owned subsidiary of Cox Enterprises, Inc., from 2011 to 2016; Chief Strategic Growth Officer at Best Buy Co., Inc. from 2016 to 2018;
President, Best Buy Health, Best Buy Co., Inc. from 2018 to 2020; Senior Advisor to the Chief Executive Officer of Best Buy Co.,
Inc. in 2020; and Chief Growth Officer at Gap Inc. from January 2021 to March 2023.
Lanette Shaffer Werner, age 55, is Chief Innovation, Technology and Quality Officer. Ms. Shaffer Werner joined General Mills in
1995 and held various R&D roles in Frozen Desserts, Pillsbury, and Baking before serving as Director of One Global Dairy and Sr.
Director for One Global Cereal. In July 2021, Ms. Shaffer Werner was named as Vice President, Innovation, Technology and Quality,
U.S. Meals & Baking Solutions. She was named to her present position in June 2023.
Pankaj Sharma, age 53, is Segment President, North America Foodservice. Mr. Sharma joined General Mills in 2014 and served as a
Marketing Director until 2017, when he was named Vice President, Marketing, Europe & Australia. He was promoted to President,
U.S. Yogurt in 2018 and President, U.S. Meals & Baking Solutions in 2019. He was named to his present position in February 2024.
Jacqueline Williams-Roll, age 57, is Chief Human Resources Officer. In this capacity, she also has responsibility for Corporate
Communications and Community Impact. Ms. Williams-Roll joined General Mills in 1995. She held human resources leadership roles in Supply Chain, Finance, Marketing, and Organization Effectiveness and worked a large part of her career on businesses outside of the United States. She was named Vice President, Human Resources, International in 2010, and then promoted to Senior Vice
President, Human Resources Operations in 2013. She was named to her present position in 2014. Prior to joining General Mills, she held sales and management roles with Jenny Craig International.
Karen Wilson Thissen, age 59, is General Counsel and Secretary. Ms. Wilson Thissen joined General Mills in June 2022. Prior to joining General Mills, she was a partner at the law firm of Faegre Drinker (formerly Faegre & Benson LLP), and then spent 17 years at Ameriprise Financial, Inc., serving in roles of increasing responsibility, including Executive Vice President and Deputy General
Counsel from 2014 to 2017, and most recently as Executive Vice President and General Counsel from 2017 to June 2022.
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
There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs, and category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer could adversely affect our sales and profits. In fiscal 2026, Walmart accounted for 22 percent of our consolidated net sales and 31 percent of net sales of our North America Retail segment. For more information on significant customers, please see Note 8 to the Consolidated Financial Statements in Item 8 of this report.
Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.
The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, climate change, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs
(including recent tariffs imposed or threatened to be imposed by the United States on other countries and any retaliatory actions taken by such countries), pandemics, war (including sanctions imposed on Russia for its invasion of Ukraine), and changes in governmental agricultural and energy policies and regulations. Commodity prices have become, and may continue to be, more volatile. Commodity price changes may result in unexpected increases in raw material, packaging, energy, and transportation costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as we intend.
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
In fiscal 2026, 20 percent of our consolidated net sales were generated outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:
•political and economic instability;
•exchange controls and currency exchange rates;
•tariffs on products and ingredients that we import and export (including recent tariffs imposed or threatened to be imposed by the United States on other countries and any retaliatory actions taken by such countries);
•political sentiment impacting global trade, including the willingness of consumers outside the United States to purchase from
United States corporations or to purchase products manufactured outside the country of sale;
•nationalization or government control of operations;
•compliance with anti-corruption regulations;
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
Information technology serves an important role in the efficient and effective operation of our business. We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information to manage a variety of business processes and to comply with regulatory, legal, and tax requirements. Our information technology systems (which includes artificial intelligence) and infrastructure are critical to effectively manage our key business processes including digital marketing, order entry and fulfillment, supply chain management, finance, administration, and other business processes. These technologies enable internal and external communication among our locations, employees, suppliers, customers, and others and include the receipt and storage of personal information about our employees, consumers, and proprietary business information. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, security breaches, computer viruses, hackers, employee error or malfeasance, and other causes. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems. Emerging artificial intelligence-related threats may increase the frequency and severity of these risks, and may also introduce new threats, both of which could be difficult to defend against. The failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, data loss, legal claims or proceedings, regulatory penalties, and the loss of sales and customers. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.
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
Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the
Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labeling, storage, distribution, quality, and safety of food products and the health and safety of our employees. Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. We advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations.
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
We utilize derivatives to manage price risk for some of our principal ingredient and energy costs, including grains (oats, wheat, and corn), oils (principally soybean), dairy products, natural gas, and diesel fuel. Changes in the values of these derivatives are recorded in earnings, which may result in volatility in both gross margin and net earnings. These gains and losses are reported in cost of sales in our Consolidated Statements of (Loss) Earnings and in unallocated corporate items outside our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We also record our grain inventories at net realizable value. We may experience volatile earnings as a result of these accounting treatments.
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
As of May 31, 2026, we had total debt and noncontrolling interests of $13.6 billion. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit our:
•ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and
•flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.
There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness, and other unrelated indebtedness, could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may also be adversely affected.
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
A change in the assumptions regarding the future performance of our businesses or a different discount rate used to value our reporting units or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.
As of May 31, 2026, we had $20.6 billion of goodwill and indefinite-lived intangible assets. Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. If current expectations for growth rates for sales and profits are not met, or other market factors and macroeconomic conditions were to change, then our reporting units could become significantly impaired. While we currently believe that our remaining goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.
We evaluate the useful lives of our intangible assets, primarily intangible assets associated with the Blue Buffalo,
Pillsbury, Totino’s, Old El Paso, Tiki Pets, Progresso, Annie’s, Edgard & Cooper, and Häagen-Dazs brands, to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs including projected revenues from our long-range plan, assumed royalty rates which could be payable if we did not own the brands, and a discount rate. If current expectations for growth rates for sales and margins are not met, or other market factors and macroeconomic conditions were to change, then our indefinite-lived intangible assets could become significantly impaired. Our Blue
Buffalo and Progresso brands had risk of decreasing coverage and we continue to monitor these businesses.
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
Cybersecurity Governance
Our cybersecurity program is led by our Chief Digital, Technology and Transformation Officer (CDTTO) and Vice President of Cyber
Security & Enterprise Architecture and Digital Core. Our Vice President of Cyber Security & Enterprise Architecture, who reports to our CDTTO, has a master’s degree in information assurance, and more than 21 years of experience working in this field, including more than 14 years with General Mills. He has strategic and operational responsibility for all aspects of the Company’s cybersecurity program, from how cyber risks are identified, governed, and mitigated, to how General Mills detects, responds, contains, and recovers from cybersecurity threats.
The Audit Committee of our Board of Directors provides oversight for our cybersecurity program. The Audit Committee receives regular updates from management on the effectiveness of our cybersecurity program, reviews plans on how management will continually mature the program, and receives updates on special topics that help the committee provide effective oversight of the program.

Our Security & Resilience Governance Committee provides oversight and governance for the Company’s cybersecurity risk through quarterly meetings, monthly dashboard reporting on management-aligned program performance targets, and as-needed updates on cybersecurity incidents. This committee is composed of our Chief Financial Officer, General Counsel, Chief Human Resources
Officer, Chief Supply Chain Officer, and CDTTO.
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
As of May 31, 2026, we operated 41 facilities for the production of a wide variety of food products. Of these facilities, 27 are located in the United States, 3 in Latin America and Mexico, 5 in Europe/Australia, 4 in the Greater China region, 1 leased in Canada, and 1 in the Asia/Middle East/Africa Region. The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

North America Retail

• Covington, Georgia	• Fridley, Minnesota	• Wellston, Ohio
• Belvidere, Illinois	• Hannibal, Missouri	• Murfreesboro, Tennessee
• Geneva, Illinois	• Albuquerque, New Mexico	• Milwaukee, Wisconsin
• Cedar Rapids, Iowa	• Buffalo, New York	• Gladstone, Missouri
• Irapuato, Mexico	• Cincinnati, Ohio

International

• Rooty Hill, Australia	• Sanhe, China	• Nashik, India
• Campo Novo do Parecis, Brazil	• Shanghai, China	• San Adrian, Spain
• Pouso Alegre, Brazil	• Arras, France
• Guangzhou, China	• Labatut, France
• Nanjing, China	• Inofita, Greece

North America Pet

• Richmond, Indiana	• Joplin, Missouri

North America Foodservice

• Chanhassen, Minnesota	• Joplin, Missouri	• St. Charles, Missouri
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
As part of our Häagen-Dazs business in our International segment we operate 232 (all leased) and franchise 376 branded ice cream parlors in various countries around the world, all outside of the United States and Canada.
ITEM 3 - Legal Proceedings
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of May 31, 2026, that were reasonably likely to have a material adverse effect on our consolidated financial position or results of operations. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.
ITEM 4 - Mine Safety Disclosures
None.
PART II
ITEM 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GIS.” On June 15, 2026, there were approximately
20,400 record holders of our common stock.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended May 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Program (c)	Maximum Number of Shares that may yet be Purchased Under the Plans or Program (c)
February 23, 2026 - March 29, 2026	—	$—	—	26,897,169
March 30, 2026 - April 26, 2026	—	—	—	26,897,169
April 27, 2026 - May 31, 2026	—	—	—	26,897,169
Total	—	$—	—	26,897,169
(a) The total number of shares purchased includes shares of common stock withheld for the payment of withholding taxes upon the distribution of deferred option units.
(b) Excludes commissions paid and other costs of execution, including excise taxes.
(c) On June 27, 2022, our Board of Directors approved a new authorization for the repurchase of up to 100,000,000 shares of our common stock and terminated the prior authorization. Purchases can be made in the open market or in privately negotiated transactions, including the use of call options and other derivative instruments, Rule 10b5-1 trading plans, and accelerated repurchase programs. The Board did not specify an expiration date for the authorization.

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
Our long-term growth objectives are to deliver the following performance on average over time:
•2 to 3 percent annual growth in organic net sales;
•mid-single-digit annual growth in adjusted operating profit;
•mid- to high-single-digit annual growth in adjusted diluted earnings per share (EPS);
•free cash flow conversion of at least 95 percent of adjusted net earnings after tax; and
•cash return to shareholders of 80 to 90 percent of free cash flow, including an attractive dividend yield.
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
Our consolidated net sales for fiscal 2026 decreased 5 percent to $18.4 billion. On an organic basis, net sales decreased 2 percent compared to year-ago levels. Operating profit of $886 million decreased 73 percent. Adjusted operating profit of $2.8 billion decreased 16 percent on a constant-currency basis. Diluted loss per share decreased 104 percent to $(0.16). Adjusted diluted EPS of
$3.55 decreased 16 percent on a constant-currency basis (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by generally accepted accounting principles (GAAP)).
Net cash provided by operations totaled $2,166 million in fiscal 2026, with a conversion rate that was not meaningful as a percent of net loss, including earnings attributable to noncontrolling interests. This cash generation supported capital investments totaling $540 million, and our resulting free cash flow was $1,626 million at a conversion rate of 85 percent of adjusted net earnings, including earnings attributable to noncontrolling interests. We returned cash to shareholders through dividends totaling $1,315 million and net share repurchases totaling $500 million (See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
In fiscal 2026, while we made meaningful progress in strengthening the remarkability of our brands to position the business for long-
term sustainable growth, this progress came amid a more challenging category and competitive backdrop than we initially expected.
Weak consumer sentiment, heightened uncertainty, and significant volatility weighed on category growth and impacted consumer purchase patterns, resulting in a slower pace and higher cost of volume recovery than we originally anticipated. We delivered mixed performance against the three priorities we established at the beginning of the year:
On our priority of returning North America Retail to volume growth, we did not achieve our objective. Organic pound volume in North America Retail declined 1 percent for the year, driven in part by Nielsen-measured pound volume in our categories slowing by 1 point versus fiscal 2025. Even so, we grew household penetration and we delivered improved pound competitiveness, with 65 percent of our U.S. categories holding or growing pound share.
On our priority of accelerating North America Pet growth, we partially achieved our objective. Our Nielsen-measured retail sales growth improved by 1 point versus our fiscal 2025 trend. However, our organic net sales growth slowed by 3 points, driven largely by changes in retailer inventory.
On our priority of driving efficiencies to reinvest in growth, we successfully achieved our objectives to generate Holistic
Margin Management (HMM) savings of 5 percent of cost of goods sold and deliver more than $100 million in additional savings from our global transformation initiative and other efficiency efforts.
A detailed review of our fiscal 2026 performance compared to fiscal 2025 appears below in the section titled “Fiscal 2026
Consolidated Results of Operations.” A detailed review of our fiscal 2025 performance compared to our fiscal 2024 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended May 25, 2025, under the caption “Management’s Discussion and

Analysis of Financial Condition and Results of Operations – Fiscal 2025 Results of Consolidated Operations,” which is incorporated herein by reference.
In an effort to help address input cost inflation, fund growth investments, and deliver accelerated profit and cash flow growth, we expect to generate $3 billion in cumulative cost savings in the four years through fiscal 2030. Roughly $2 billion of this target is expected to be generated through our ongoing HMM productivity program, equating to annual savings of approximately 4 percent of cost of goods sold. The remaining $1 billion is expected to be generated by our global transformation initiative and other cost efficiency efforts, including redesigning the supply chain network, further streamlining business processes, and driving improvement across other elements of its cost base. These efforts will create a more agile and efficient structure that is better fit for future growth.
In fiscal 2027, we plan to continue advancing our Accelerate strategy and improving the remarkability of our brands. Our key priorities are to strengthen our organic net sales growth, accelerate our enterprise transformation efforts, and drive disciplined capital allocation and returns. Amid a continued challenging macroeconomic backdrop for consumers, we expect category growth to be consistent with recent trends and below our long-term growth projections. With our price investments completed in fiscal 2026, our plans in fiscal 2027 are focused on delivering product innovation and renovation news centered on the benefits that matter most to today’s consumers, including better-for-you benefits like protein and fiber, bold flavors, and fun and indulgence, all of which should help support stronger topline growth. We expect to generate at least $750 million in total savings toward the $3 billion target from
HMM, our global transformation initiative, and other cost savings actions, which will help offset our forecast for 4 to 5 percent input cost inflation as well as our investments in brand remarkability. In addition to these factors, we expect headwinds of approximately 9 points on operating profit and 11 points on EPS in fiscal 2027 from lapping the 53rd week in fiscal 2026, normalizing corporate incentive expense, and the impact of fiscal 2026 divestitures.
Based on these assumptions, our key full-year fiscal 2027 targets are summarized below:
•Organic net sales are expected to range between down 1.5 percent and up 0.5 percent.
•Adjusted operating profit is expected to be down 8 to 13 percent in constant-currency from the base of $2.8 billion reported in fiscal 2026.
•Adjusted diluted EPS is expected to be between $3.00 and $3.20 per share, including an immaterial impact from foreign currency exchange.
•Free cash flow conversion is expected to be approximately 95 percent of adjusted after-tax earnings.
See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
Certain terms used throughout this report are defined in a glossary in Item 8 of this report.
FISCAL 2026 CONSOLIDATED RESULTS OF OPERATIONS
Fiscal 2026 had 53 weeks compared to 52 weeks in fiscal 2025.
In fiscal 2026, net sales decreased 5 percent compared to fiscal 2025, including the net impact of the divestitures of our North
American yogurt businesses (Divestitures) and the acquisition of Whitebridge Pet Brands (Acquisition). Organic net sales decreased 2 percent compared to fiscal 2025. Operating profit of $886 million decreased 73 percent compared to fiscal 2025, primarily driven by impairments of goodwill and other brand intangible assets, a valuation loss related to our held for sale business in Brazil, higher input costs, and a decrease in contributions from volume growth, partially offset by a divestiture gain related to the sale of our United States yogurt business and favorable net price realization and mix. Operating profit margin of 4.8 percent decreased 1,220 basis points.
Adjusted operating profit of $2,812 million decreased 16 percent on a constant-currency basis, including the net impact of the
Divestitures and Acquisition, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and lower selling, general & administrative (SG&A) expenses. Adjusted operating profit margin decreased 190 basis points to 15.3 percent. Diluted loss per share of $(0.16) decreased 104 percent compared to diluted earnings per share in fiscal 2025. Adjusted diluted earnings per share of $3.55 decreased 16 percent on a constant-currency basis (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).

A summary of our consolidated financial results for fiscal 2026 follows:

Fiscal 2026	In millions, except per share	Fiscal 2026 vs. Fiscal 2025	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$18,424.6	(5)%
Operating profit	885.8	(73)%	4.8%
Net loss attributable to General Mills	(87.6)	(104)%
Diluted loss per share	$(0.16)	(104)%
Organic net sales growth rate (a)		(2)%
Adjusted operating profit (a)	2,811.5	(16)%	15.3%	(16)%
Adjusted diluted earnings per share (a)	$3.55	(16)%		(16)%
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.
Consolidated net sales were as follows:

	Fiscal 2026	Fiscal 2026 vs. Fiscal 2025		Fiscal 2025
Net sales (in millions)	$18,424.6	(5)%		$19,486.6
Contributions from volume growth (a)		(8)	pts
Net price realization and mix		2	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a) Measured in tons based on the stated weight of our product shipments.
Net sales in fiscal 2026 decreased 5 percent compared to fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and favorable foreign currency exchange impacts, and includes the net impact of the Divestitures and Acquisition.
Components of organic net sales growth are shown in the following table:

Fiscal 2026 vs. Fiscal 2025
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	(1)	pt
Organic net sales growth	(2)	pts
Foreign currency exchange	1	pt
Divestitures and acquisition	(6)	pts
53rd week	2	pts
Net sales growth	(5)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Organic net sales in fiscal 2026 decreased 2 percent compared to fiscal 2025, driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.
Cost of sales decreased $525 million in fiscal 2026 to $12,229 million. The decrease was primarily driven by a $1,009 million decrease due to lower volume, partially offset by a $506 million increase attributable to product rate and mix. We recorded a $48 million net decrease in cost of sales related to mark-to-market valuation of certain commodity positions and grain inventories in fiscal
2026, compared to a net decrease of $16 million in fiscal 2025 (please refer to Note 8 to the Consolidated Financial Statements in Item
8 of this report for additional information). We also recorded $19 million of restructuring charges in fiscal 2026 compared to $9 million of restructuring charges in cost of sales in fiscal 2025 (please refer to Note 4 to the Consolidated Financial Statements in Item
8 of this report for additional information).
Gross margin decreased 8 percent in fiscal 2026 compared to fiscal 2025. Gross margin as a percent of net sales of 33.6 percent decreased 100 basis points compared to fiscal 2025.
SG&A expenses decreased $57 million to $3,388 million in fiscal 2026 compared to fiscal 2025, primarily driven by lower other administrative costs, including the net impact of the Divestitures and Acquisition, partially offset by increased media and advertising expenses. SG&A expenses as a percent of net sales in fiscal 2026 increased 70 basis points compared to fiscal 2025.

Divestitures gain, net totaled $1,049 million in fiscal 2026 primarily related to the sale of our United States yogurt business. In fiscal
2025, we recorded a $96 million divestiture gain related to the sale of our Canada yogurt business (please refer to Note 3 to the
Consolidated Financial Statements in Item 8 of this report).
Restructuring, transformation, impairment, and other exit costs totaled $2,971 million in fiscal 2026 compared to $78 million in fiscal 2025. In fiscal 2026, we recorded a $1,500 million non-cash goodwill impairment charge related to our North America Pet reporting unit and $303 million of non-cash impairment charges related to our Nudges, Uncle Toby’s, and True Chews brand intangible assets (please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report for additional information).
We recorded a $1,032 million non-cash pre-tax valuation loss related to the planned divestiture of our Brazil business (please refer to
Note 3 to the Consolidated Financial Statements in Item 8 of this report for additional information). Additionally, we recorded $95 million of restructuring charges related to the multi-year organizational initiative to increase the competitiveness of our supply chain and $60 million of restructuring and transformation charges related to actions previously announced. In fiscal 2025, we approved a multi-year global transformation initiative to drive increased productivity by enhancing end-to-end business processes, enabled by targeted organizational actions, and as a result, we recorded $70 million of charges in fiscal 2025. Please refer to Note 4 to the
Consolidated Financial Statements in Item 8 of this report for additional information.
Benefit plan non-service income totaled $58 million in fiscal 2026 compared to $54 million in fiscal 2025, primarily reflecting lower interest costs, partially offset by lower expected return on plan assets (please refer to Note 14 to the Consolidated Financial Statements in Item 8 of this report for additional information).
Interest, net for fiscal 2026 totaled $539 million, $14 million higher than fiscal 2025, primarily driven by a 53rd week of interest expense.
Our effective tax rate for fiscal 2026 was 102.2 percent compared to 20.2 percent in fiscal 2025. The 82.0 percentage point increase was primarily driven by a non-deductible goodwill impairment charge and unfavorable earnings mix by jurisdiction in fiscal 2026, partially offset by certain nonrecurring tax benefits in fiscal 2026. Our adjusted effective tax rate was 21.1 percent in fiscal 2026 compared to 20.6 percent in fiscal 2025 (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.5 percentage point increase was primarily due to unfavorable earnings mix by jurisdiction in fiscal 2026, partially offset by certain nonrecurring tax benefits in fiscal 2026.
The impacts of the One Big Beautiful Bill Act (OBBBA) are reflected in our results for the fiscal year ended May 31, 2026, and there was no material impact to our income tax expense. As of the fiscal year ended May 31, 2026, certain provisions of the OBBBA have impacted the timing of cash tax payments (please refer to Note 15 to the Consolidated Financial Statements in Item 8 of this report for additional information).
After-tax (loss) earnings from joint ventures was a $76 million after-tax loss in fiscal 2026 compared to $58 million of after-tax earnings in fiscal 2025. The change primarily reflected our $85 million pre-tax share of a non-cash goodwill impairment charge related to CPW, driven by downward revisions of future sales and profitability estimates in the Australian market, as well as our share of losses on the sale of certain assets, also related to CPW. On a constant-currency basis, after-tax loss from joint ventures decreased 231 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The components of our joint ventures’ net sales growth are shown in the following table:

Fiscal 2026 vs. Fiscal 2025	CPW		HDJ		Total
Contributions from volume growth (a)	(5)	pts	Flat
Net price realization and mix	3	pts	4	pts
Net sales growth in constant currency	(3)	pts	5	pts	(1)	pt
Foreign currency exchange	5	pts	(1)	pt	4	pts
Net sales growth	2	pts	4	pts	2	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Net earnings attributable to noncontrolling interests decreased to $2 million in fiscal 2026 compared to $24 million in fiscal 2025.
Average diluted shares outstanding decreased by 20 million in fiscal 2026 from fiscal 2025 primarily due to share repurchases.

RESULTS OF SEGMENT OPERATIONS
Our businesses are organized into four operating segments: North America Retail, International, North America Pet, and North
America Foodservice.
The following tables provide the dollar amount and percentage of net sales and operating profit from each segment for fiscal 2026 and fiscal 2025:

	Fiscal Year
	2026		2025
In Millions	Dollars	Percent of Total	Dollars	Percent of Total
Net Sales
North America Retail	$10,571.8	57%	$11,907.0	61%
International	3,043.8	17	2,797.8	14
North America Pet	2,613.3	14	2,470.8	13
North America Foodservice	2,169.5	12	2,300.9	12
Total	$18,398.4	100%	$19,476.5	100%

Segment Operating Profit
North America Retail	$2,189.0	68%	$2,729.9	73%
International	188.7	6	96.4	3
North America Pet	498.8	16	501.0	14
North America Foodservice	333.0	10	355.4	10
Total	$3,209.5	100%	$3,682.7	100%
Net sales of $26 million in fiscal 2026 and $10 million in fiscal 2025 related to businesses managed by our Strategic Growth Office are included within corporate and other net sales, which is reported separately from segment net sales.
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
baking mixes, frozen pizza and pizza snacks, snack bars, fruit snacks, savory snacks, and a wide variety of organic products including ready-to-eat cereal, frozen vegetables, meal kits, fruit snacks and snack bars.
North America Retail net sales were as follows:

	Fiscal 2026	Fiscal 2026 vs. 2025 Percentage Change		Fiscal 2025
Net sales (in millions)	$10,571.8	(11)%		$11,907.0
Contributions from volume growth (a)		(16)	pts
Net price realization and mix		5	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Retail net sales decreased 11 percent in fiscal 2026 compared to fiscal 2025, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact from the Divestitures.

The components of North America Retail organic net sales growth are shown in the following table:

	Fiscal 2026 vs. 2025 Percentage Change
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	(2)	pts
Organic net sales growth	(3)	pts
Foreign currency exchange	Flat
Divestitures (b)	(9)	pts
53rd week	1	pt
Net sales growth	(11)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third quarter of fiscal
2025. Please refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.
North America Retail organic net sales decreased 3 percent in fiscal 2026 compared to fiscal 2025, driven by unfavorable organic net price realization and mix and a decrease in contributions from organic volume growth.
Net sales for our North America Retail operating units are shown in the following table:

In Millions	Fiscal 2026	Fiscal 2026 vs. 2025 Percentage Change	Fiscal 2025
Big G Cereal & Canada (a)	$3,153.4	(27)%	$4,311.8
U.S. Snacks	3,212.6	(4)%	3,356.3
U.S. Meals & Baking Solutions	4,205.8	(1)%	4,238.9
Total	$10,571.8	(11)%	$11,907.0
(a)Upon completion of the United States yogurt business divestiture in fiscal 2026, the former U.S. Morning Foods and Canada operating units were combined into a new Big G Cereal & Canada operating unit. Please refer to Note 17 to the Consolidated Financial Statements in Part II,
Item 8 of this report.
Segment operating profit decreased 20 percent to $2,189 million in fiscal 2026, including the impact of the Divestitures, compared to
$2,730 million in fiscal 2025, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 20 percent on a constant-currency basis in fiscal 2026 compared to fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
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
Caribbean and Latin American markets, as well as products we manufacture for sale to our international joint ventures. Revenues from export activities are reported in the region or country where the end customer is located.

International net sales were as follows:

	Fiscal 2026	Fiscal 2026 vs. 2025 Percentage Change		Fiscal 2025
Net sales (in millions)	$3,043.8	9%		$2,797.8
Contributions from volume growth (a)		3	pts
Net price realization and mix		2	pts
Foreign currency exchange		4	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International net sales increased 9 percent in fiscal 2026 compared to fiscal 2025, driven by favorable foreign currency exchange impacts, an increase in contributions from volume growth, and favorable net price realization and mix.
The components of International organic net sales growth are shown in the following table:

	Fiscal 2026 vs. 2025 Percentage Change
Contributions from organic volume growth (a)	2	pts
Organic net price realization and mix	1	pt
Organic net sales growth	3	pts
Foreign currency exchange	4	pts
53rd week	2	pts
Net sales growth	9	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International organic net sales increased 3 percent in fiscal 2026 compared to fiscal 2025, driven by an increase in contributions from organic volume growth and favorable organic net price realization and mix.
Segment operating profit increased 96 percent to $189 million in fiscal 2026 compared to $96 million in 2025, primarily driven by favorable net price realization and mix and an increase in contributions from volume growth, partially offset by higher input costs and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 90 percent on a constant-currency basis in fiscal 2026 compared to fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
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
and life-stage needs and span different product types, diet types, breed sizes for dogs, life stages, flavors, product functions, and textures and cuts for wet and fresh foods.
North America Pet net sales were as follows:

	Fiscal 2026	Fiscal 2026 vs. 2025 Percentage Change		Fiscal 2025
Net sales (in millions)	$2,613.3	6%		$2,470.8
Contributions from volume growth (a)		Flat
Net price realization and mix		5	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Pet net sales increased 6 percent in fiscal 2026 compared to fiscal 2025, driven by favorable net price realization and mix, which includes the impact of the Acquisition.

The components of North America Pet organic net sales growth are shown in the following table:

	Fiscal 2026 vs. 2025 Percentage Change
Contributions from organic volume growth (a)	(5)	pts
Organic net price realization and mix	2	pts
Organic net sales growth	(3)	pts
Foreign currency exchange	Flat
Acquisition (b)	6	pts
53rd week	2	pts
Net sales growth	6	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Acquisition of Whitebridge Pet Brands business in the third quarter of fiscal 2025. Please refer to Note 3 to the Consolidated Financial
Statements in Part II, Item 8 of this report.
North America Pet organic net sales decreased 3 percent in fiscal 2026 compared to fiscal 2025, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.
North America Pet operating profit was essentially flat at $499 million in fiscal 2026, including the impact of the Acquisition, compared to $501 million in fiscal 2025. Segment operating profit was essentially flat on a constant-currency basis in fiscal 2026 compared to fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
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
branded to our customers. We sell to distributors and operators in many customer channels including foodservice, vending, and supermarket bakeries.
North America Foodservice net sales were as follows:

	Fiscal 2026	Fiscal 2026 vs. 2025 Percentage Change		Fiscal 2025
Net sales (in millions)	$2,169.5	(6)%		$2,300.9
Contributions from volume growth (a)		(4)	pts
Net price realization and mix		(2)	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales decreased 6 percent in fiscal 2026 compared to fiscal 2025, driven by a decrease in contributions from volume growth and unfavorable net price realization and mix, both of which include the impact from the Divestitures.

The components of North America Foodservice organic net sales growth are shown in the following table:

	Fiscal 2026 vs. 2025 Percentage Change
Contributions from organic volume growth (a)	(2)	pts
Organic net price realization and mix	1	pt
Organic net sales growth	(1)	pt
Foreign currency exchange	Flat
Divestitures (b)	(7)	pts
53rd week	2	pts
Net sales growth	(6)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026 and the Canada yogurt business in the third quarter of fiscal
2025. Please refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.
North America Foodservice organic net sales decreased 1 percent in fiscal 2026 compared to fiscal 2025, driven by a decrease in contributions from organic volume growth, partially offset by favorable organic net price realization and mix.
Segment operating profit decreased 6 percent to $333 million in fiscal 2026, including the impact from the Divestitures, compared to
$355 million in fiscal 2025, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix. Segment operating profit decreased 6 percent on a constant-currency basis in fiscal 2026 compared to fiscal 2025 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
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
Unallocated corporate expense totaled $402 million in fiscal 2026, compared to $396 million last year. In fiscal 2026, certain compensation and benefits expenses increased compared to fiscal 2025, including the impact of the 53rd week. We recorded $19 million of restructuring charges in cost of sales in fiscal 2026, compared to $9 million of charges in cost of sales in fiscal 2025.
Additionally, we recorded a $48 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories in fiscal 2026, compared to a $16 million net decrease last year. In fiscal 2026, we also recorded $31 million of transaction costs, primarily related to the Divestitures and the definitive agreement to sell our Brazil business, compared to
$49 million of transaction costs related to the Divestitures and the Acquisition last year.
IMPACT OF INFLATION
We experienced broad-based global input cost inflation of 4 percent in fiscal 2026 and 4 percent in fiscal 2025. We expect approximately 4 percent to 5 percent input cost inflation in fiscal 2027. We attempt to minimize the effects of inflation through HMM,
Strategic Revenue Management (SRM), planning, and operating practices. Our market risk management practices are discussed in
Item 7A of this report.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of our liquidity is cash flow from operations. Over the most recent two-year period, our operations have generated
$5 billion in cash. A substantial portion of this operating cash flow has been returned to shareholders through dividends and share repurchases. We also use cash from operations to fund our capital expenditures, acquisitions, and debt service. We typically use a combination of cash, notes payable, and long-term debt, and occasionally issue shares of common stock, to finance significant acquisitions.
As of May 31, 2026, we had $446 million of cash and cash equivalents in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. We may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability.
Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.
Cash Flows from Operations

	Fiscal Year
In Millions	2026	2025
Net (loss) earnings, including earnings attributable to noncontrolling interests	$(85.3)	$2,318.9
Depreciation and amortization	555.2	539.0
After-tax loss (earnings) from joint ventures	76.5	(57.6)
Distributions of earnings from joint ventures	39.0	44.6
Stock-based compensation	79.4	91.7
Deferred income taxes	203.2	(120.9)
Pension and other postretirement benefit plan contributions	(31.7)	(30.8)
Pension and other postretirement benefit plan costs	(23.7)	(12.7)
Divestitures gain, net	(1,049.4)	(95.9)
Restructuring, transformation, impairment, and other exit costs	2,897.7	74.3
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(478.3)	192.4
Other, net	(16.4)	(24.8)
Net cash provided by operating activities	$2,166.2	$2,918.2
During fiscal 2026, cash provided by operations was $2,166 million compared to $2,918 million in the same period last year. The
$752 million decrease was primarily due to a $671 million change in current assets and current liabilities. The $671 million change in current assets and current liabilities was primarily driven by a $273 million change in timing of accounts payable, a $228 million change in prepaid expenses and other current assets, primarily related to timing of receipts for certain non-customer related receivables, and a $198 million change in other current liabilities, primarily related to changes in interest payment timing and changes in income taxes payable.
We strive to grow core working capital at or below the rate of growth in our net sales. For fiscal 2026, core working capital net liability decreased 46 percent, compared to a net sales decrease of 5 percent. The core working capital net liability decreased $138 million from $303 million in fiscal 2025 to $165 million in fiscal 2026. The $138 million net liability decrease was primarily due to a decrease in accounts payable, partially offset by a decrease in accounts receivable in fiscal 2026.
Cash Flows from Investing Activities

	Fiscal Year
In Millions	2026	2025
Purchases of land, buildings, and equipment	$(539.9)	$(625.3)
Acquisitions, net of cash acquired	—	(1,419.3)
Proceeds from divestitures	1,830.2	241.8
Investments in affiliates, net	(31.8)	13.3
Proceeds from disposal of land, buildings, and equipment	4.8	1.1
Other, net	(5.1)	(6.5)
Net cash provided (used) by investing activities	$1,258.2	$(1,794.9)
In fiscal 2026, cash provided by investing activities was $1,258 million compared to cash used by investing activities of $1,795 million in fiscal 2025. We invested $540 million in land, buildings, and equipment in fiscal 2026, a decrease of $85 million from fiscal
2025.
During fiscal 2026, we completed the sale of our United States yogurt business for $1,798 million cash. We also received an additional
$6 million of cash related to a sale price adjustment related to the sale of our Canada yogurt business in fiscal 2026. In fiscal 2025, we completed the sale of our Canada yogurt business for $242 million cash. We also acquired Whitebridge Pet Brands for $1,412 million cash, net of cash acquired in fiscal 2025.
We expect capital expenditures to be approximately 3 percent of reported net sales in fiscal 2027. These expenditures will fund initiatives that are expected to fuel growth, support innovative products, and continue HMM initiatives throughout the supply chain.

Cash Flows from Financing Activities

	Fiscal Year
In Millions	2026	2025
Change in notes payable	$(608.2)	$667.1
Issuance of long-term debt	2,005.8	2,354.9
Payment of long-term debt	(2,823.3)	(1,300.0)
Repurchase of Class A limited membership interests in General Mills Cereals, LLC	—	(252.8)
Proceeds from common stock issued on exercised options	0.5	43.0
Purchases of common stock for treasury	(500.3)	(1,202.9)
Dividends paid	(1,315.3)	(1,338.7)
Distributions to noncontrolling interest holders	(2.1)	(21.6)
Other, net	(72.1)	(129.1)
Net cash used by financing activities	$(3,315.0)	$(1,180.1)
Financing activities used $3,315 million of cash in fiscal 2026 compared to $1,180 million in fiscal 2025. We had $1,426 million of net debt payments in fiscal 2026 compared to $1,722 million of net debt issuances in fiscal 2025. For more information on our debt issuances and payments, please refer to Note 9 to the Consolidated Financial Statements in Item 8 of this report.
During fiscal 2026, we received $1 million of net proceeds from common stock issued on exercised options compared to $43 million in fiscal 2025.
During fiscal 2026, we repurchased 10 million shares of our common stock for $500 million. During fiscal 2025, we repurchased 19 million shares of our common stock for $1,203 million.
Dividends paid in fiscal 2026 totaled $1,315 million, or $2.44 per share. Dividends paid in fiscal 2025 totaled $1,339 million, or $2.40 per share.
During fiscal 2025, we purchased the outstanding Class A limited membership interests in General Mills Cereals, LLC (GMC Class A
Interests) from the third-party holder for $253 million. For more information, please refer to Note 10 to the Consolidated Financial
Statements in Item 8 of this report.
Selected Cash Flows from Joint Ventures
Selected cash flows from our joint ventures are set forth in the following table:

	Fiscal Year
(Outflow) Inflow, in Millions	2026	2025
Investments in affiliates, net	$(31.8)	$13.3
Dividends received	39.0	44.6
The following table details the credit facilities and lines of credit we had available as of May 31, 2026:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	774.5	8.4
Total	$3,474.5	$8.4
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
Certain of our long-term debt agreements and our credit facilities contain restrictive covenants. We are in compliance with all of these covenants.
We have $1,054 million of long-term debt maturing in the next 12 months that is classified as current, including €500 million of floating-rate senior notes due October 22, 2026 and €400.0 million of 1.5 percent fixed-rate senior notes due April 27, 2027. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
As of May 31, 2026, our total debt, including the impact of derivative instruments designated as hedges, was 83 percent in fixed-rate and 17 percent in floating-rate instruments, compared to 74 percent in fixed-rate and 26 percent in floating-rate instruments on
May 25, 2025.
CRITICAL ACCOUNTING ESTIMATES
For a complete description of our significant accounting policies, refer to Note 2 to the Consolidated Financial Statements in Item 8 of
this report. Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans.
Revenue Recognition
Our revenues are reported net of variable consideration and consideration payable to our customers, including trade promotion, consumer coupon redemption, and other reductions to the transaction price, including estimated allowances for returns, unsalable product, and prompt pay discounts. Trade promotions are recorded using significant judgment of estimated participation and performance levels for offered programs at the time of sale. Differences between the estimated and actual reduction to the transaction price are recognized as a change in estimate in a subsequent period. Our accrued trade and coupon promotion liabilities were $493 million as of May 31, 2026, and $470 million as of May 25, 2025. Because these amounts are significant, if our estimates are inaccurate we would have to make adjustments in subsequent periods that could have a significant effect on our results of operations.
Valuation of Long-Lived Assets
We estimate the useful lives of long-lived assets and make estimates concerning undiscounted cash flows to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable.
Fair value is measured using discounted cash flows or independent appraisals, as appropriate.
Intangible Assets
Goodwill and other indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Our estimates of fair value for goodwill impairment testing are determined based on a discounted cash flow model. We use inputs from our long-range planning process to determine growth rates for sales and profits. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. Additionally, we are required to reconcile the aggregate fair value of our reporting units, adjusted for debt and other corporate-level items, to our total market capitalization plus a reasonable control premium as of the test date to assess the discount rates and certain other assumptions utilized in our tests in determining the reasonableness of the fair values of our intangible assets.
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

As of May 31, 2026, we had $21 billion of goodwill and indefinite-lived intangible assets. While we currently believe that the fair value of each intangible exceeds its carrying value, and that those intangibles will contribute indefinitely to our cash flows, materially different assumptions regarding future performance of our businesses or a different discount rate could result in material impairment losses and amortization expense. We performed our fiscal 2026 assessment of our intangible assets as of the first day of the second quarter of fiscal 2026. As a result of lower future sales and profitability projections for the business supporting our Uncle Toby’s brand intangible asset, we determined that the fair value of the brand intangible asset no longer exceeded its carrying value and recorded a
$53 million non-cash impairment charge.
In addition, we identified a triggering event due to a sustained decline in market capitalization and stock price in the fourth quarter of fiscal 2026 reflecting heightened macroeconomic uncertainty and lower market multiples in our industry, which caused a related increase in our discount rates and required an interim impairment assessment. We performed the interim impairment assessment of our goodwill and other intangible assets as of May 31, 2026, and determined that the fair values of our North America Pet reporting unit and our Nudges and True Chews brand intangible assets no longer exceeded the carrying values of the respective assets, primarily driven by an increase in the discount rates. As a result, we recorded $1,750 million of non-cash impairment charges, of which $1,500 million related to the North America Pet reporting unit goodwill and $250 million related to the brand intangible assets, all of which are included within our North America Pet segment. The $1,500 million goodwill impairment charge is not deductible for tax purposes.
We recorded impairment charges in restructuring, transformation, impairment, and other exit costs in our Consolidated Statements of
(Loss) Earnings. Our estimates of the fair values were determined based on a discounted cash flow model using inputs which included our long-range cash flow projections for the businesses, royalty rates, discount rates, and tax rates. These fair values are Level 3 assets in the fair value hierarchy.
In addition, while having significant coverage as of our May 31, 2026, assessment date, the Blue Buffalo brand intangible asset had risk of decreasing coverage due to the increase in our discount rates. The Progresso brand intangible asset also had risk of decreasing coverage. We will continue to monitor applicable businesses for potential impairment. All other reporting unit and intangible asset fair values were substantially in excess of the carrying values.
Income Taxes
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the period of such change. For more information on income taxes, refer to Note 15 to the Consolidated Financial Statements in Item 8 of this report.
Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans
We have defined benefit pension plans covering many employees in the United States, Canada, Switzerland, and the United Kingdom.
We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. Under certain circumstances, we also provide accruable benefits, primarily severance and gratuity, to former and inactive employees in the United
States, Canada, Mexico, and other foreign jurisdictions. Refer to Note 14 to the Consolidated Financial Statements in Item 8 of this report for a description of our defined benefit pension, other postretirement benefit, and postemployment benefit plans.
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
Our historical investment returns (compound annual growth rates) for our United States defined benefit pension and other postretirement benefit plan assets were 8.0 percent in the 1-year period ended May 31, 2026, and returns of (0.4) percent, 5.0 percent,
5.9 percent, and 5.8 percent for the 5, 10, 15, and 20-year periods ended May 31, 2026.
On a weighted-average basis, the expected rate of return for all defined benefit plans and other postretirement plans was 7.52 percent and 7.35 percent for fiscal 2026, 7.63 percent and 7.79 percent for fiscal 2025, and 7.13 percent and 7.34 percent for fiscal 2024. For fiscal 2027, we decreased our weighted-average expected rate of return on plan assets due to an increase in bond asset allocation policy for our principal defined benefit pension and other postretirement plans in the United States to 7.40 percent and 7.10 percent, respectively.
Lowering the expected long-term rate of return on assets by 100 basis points would increase our net pension and postretirement expense by $57 million for fiscal 2027. A market-related valuation basis is used to reduce year-to-year expense volatility. The market-
related valuation recognizes certain investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Our outside actuaries perform these calculations as part of our determination of annual expense or income.
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
Our weighted-average discount rates were as follows:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Postemployment Benefit Plans
Effective rate for fiscal 2027 service costs	5.97%	5.86%	5.39%
Effective rate for fiscal 2027 interest costs	5.25%	5.08%	4.86%
Obligations as of May 31, 2026	5.72%	5.54%	4.97%
Effective rate for fiscal 2026 service costs	6.02%	6.11%	5.42%
Effective rate for fiscal 2026 interest costs	5.32%	5.34%	4.91%
Obligations as of May 31, 2025	5.79%	5.67%	5.04%
Effective rate for fiscal 2025 service costs	5.58%	5.48%	5.37%
Effective rate for fiscal 2025 interest costs	5.40%	5.28%	5.05%
Lowering the discount rates by 100 basis points would increase our net defined benefit pension, other postretirement benefit, and postemployment benefit plan expense for fiscal 2027 by approximately $26 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.
Health Care Cost Trend Rates
We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.7 percent for retirees age 65 and over and 7.7 percent for retirees under age 65 at the end of fiscal 2026. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2034 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.
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

Financial Statement Impact
In fiscal 2026, we recorded an immaterial amount of net defined benefit pension, other postretirement benefit, and postemployment benefit plan income, compared to $9 million of expense in fiscal 2025 and $11 million of income in fiscal 2024. As of May 31, 2026, we had cumulative unrecognized actuarial net losses of $2 billion on our defined benefit pension plans and cumulative unrecognized actuarial net gains of $213 million on our postretirement and postemployment benefit plans. These net unrecognized actuarial losses will result in increases in our future net pension and postretirement benefit expenses because they currently exceed the corridors defined by GAAP.
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
Goodwill and other intangible assets impairments
Non-cash goodwill and other intangible assets impairment charges related to our North America Pet reporting unit goodwill and our
Nudges, Uncle Toby’s, and True Chews brand intangible assets in fiscal 2026. Please refer to Note 6 to the Consolidated Financial
Statements in Item 8 of this report.
Divestitures gain, net
Net divestitures gain primarily related to the sale of our United States yogurt business in fiscal 2026 and Canada yogurt business in fiscal 2025. Please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report.
Valuation loss on held for sale business
Non-cash valuation loss related to the planned divestiture of our Brazil business recorded in fiscal 2026. Please refer to Note 3 to the
Consolidated Financial Statements in Item 8 of this report.

CPW asset impairments and losses
CPW non-cash goodwill impairment charge related to the Australian market, and other asset impairment charges and losses related to the sale of certain assets recorded in fiscal 2026. CPW impairment charges related to certain long-lived assets recorded in fiscal 2025.
Restructuring and transformation charges
Restructuring and transformation charges related to supply chain actions and previously announced actions recorded in fiscal 2026.
Restructuring and transformation charges related to global transformation actions and previously announced restructuring actions recorded in fiscal 2025. Please refer to Note 4 to the Consolidated Financial Statements in Item 8 of this report.
Mark-to-market effects
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items. Please refer to Note 8 to the
Consolidated Financial Statements in Item 8 of this report.
Transaction costs
Fiscal 2026 transaction costs primarily related to the sale of our United States yogurt business and the definitive agreement to sell our
Brazil business. Fiscal 2025 transaction costs related to the sale of our North American yogurt businesses and the Whitebridge Pet
Brands acquisition . Please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this report.
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
Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Fiscal Year
In Millions	2026	2025	Change
Operating profit as reported	$885.8	$3,304.8	(73)%
Goodwill and other intangible assets impairments	1,802.9	—
Divestitures gain, net	(1,049.4)	(95.9)
Valuation loss on held for sale business	1,031.8	—
Restructuring and transformation charges	155.5	87.5
Mark-to-market effects	(48.4)	(15.7)
Transaction costs	31.3	49.1
Acquisition integration costs	9.5	13.9
Investment activity, net	(7.6)	8.3
Project-related costs	—	0.5
Adjusted operating profit	$2,811.5	$3,352.6	(16)%
Foreign currency exchange impact			Flat
Adjusted operating profit growth, on a constant-currency basis			(16)%
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
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rate follows:

	Fiscal Year
Per Share Data	2026	2025	Change
Diluted (loss) earnings per share, as reported	$(0.16)	$4.10	(104)%
Goodwill and other intangible assets impairments	3.22	—
Valuation loss on held for sale business	1.45	—
Divestitures gain, net	(1.43)	(0.15)
CPW asset impairments and losses	0.28	0.04
Restructuring and transformation charges	0.22	0.12
Mark-to-market effects	(0.07)	(0.02)
Transaction costs	0.04	0.07
Acquisition integration costs	0.01	0.02
Investment activity, net	(0.01)	0.01
Capital appreciation paid on GMC Class A Interests	—	0.02
Adjusted diluted earnings per share (a)	$3.55	$4.21	(16)%
Foreign currency exchange impact			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			(16)%
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.
(a)During fiscal 2026, we reported a net loss attributable to General Mills. Inclusion of dilutive shares would result in a lower loss per share and was therefore excluded from the calculation of diluted EPS. The inclusion of dilutive shares does not have a significant impact on adjusted diluted EPS and the reconciling items.
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

In Millions	Fiscal 2026
Net loss, including earnings attributable to noncontrolling interests, as reported	$(85.3)
Goodwill and other intangible assets impairments, net of tax	1,732.5
Valuation loss on held for sale business, net of tax	780.8
Divestitures gain, net, net of tax	(772.8)
CPW asset impairments and losses	148.8
Restructuring and transformation charges, net of tax	119.7
Mark-to-market effects, net of tax	(37.3)
Transaction costs, net of tax	24.1
Acquisition integration costs, net of tax	7.3
Investment activity, net, net of tax	(5.8)
Adjusted net earnings, including earnings attributable to noncontrolling interests	$1,912.0

Net cash provided by operating activities	2,166.2
Purchases of land, buildings, and equipment	(539.9)
Free cash flow	$1,626.3

Net cash provided by operating activities conversion rate	NM
Free cash flow conversion rate	85%
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
Our adjusted operating profit margins are calculated as follows:

	Fiscal Year
Percent of Net Sales	2026		2025
Operating profit as reported	$885.8	4.8%	$3,304.8	17.0%
Goodwill and other intangible assets impairments	1,802.9	9.8%	—	—%
Divestitures gain, net	(1,049.4)	(5.7)%	(95.9)	(0.5)%
Valuation loss on held for sale business	1,031.8	5.6%	—	—%
Restructuring and transformation charges	155.5	0.8%	87.5	0.4%
Mark-to-market effects	(48.4)	(0.3)%	(15.7)	(0.1)%
Transaction costs	31.3	0.2%	49.1	0.3%
Acquisition integration costs	9.5	0.1%	13.9	0.1%
Investment activity, net	(7.6)	—%	8.3	—%
Project-related costs	—	—%	0.5	—%
Adjusted operating profit	$2,811.5	15.3%	$3,352.6	17.2%
Note: Table may not foot due to rounding.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.

Adjusted Effective Income Tax Rates
We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.
Adjusted effective income tax rates are calculated as follows:

	Fiscal Year Ended
	2026		2025
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$405.5	$414.3	$2,835.0	$573.7
Goodwill and other intangible assets impairments	1,802.9	70.4	—	—
Divestitures gain, net	(1,049.4)	(276.6)	(95.9)	(11.1)
Valuation loss on held for sale business	1,031.8	251.0	—	—
Restructuring and transformation charges	155.5	35.9	87.5	20.2
Mark-to-market effects	(48.4)	(11.1)	(15.7)	(3.6)
Transaction costs	31.3	7.2	49.1	11.3
Acquisition integration costs	9.5	2.2	13.9	2.0
Investment activity, net	(7.6)	(1.7)	8.3	1.9
Project-related costs	—	—	0.5	0.2
As adjusted	$2,331.2	$491.4	$2,882.7	$594.6
Effective tax rate:
As reported		102.2%		20.2%
As adjusted		21.1%		20.6%
Sum of adjustments to income taxes		$77.3		$20.9
Average number of common shares - diluted EPS (b)		538.5		557.5
Impact of income tax adjustments on adjusted diluted EPS		$(0.14)		$(0.04)
Note: Table may not foot due to rounding.
(a)Earnings before income taxes and after-tax (loss) earnings from joint ventures.
(b)During fiscal 2026, we reported a net loss attributable to General Mills. Inclusion of dilutive shares would result in a lower loss per share and was therefore excluded from the calculation of diluted EPS. The inclusion of dilutive shares does not have a significant impact on adjusted diluted EPS and the reconciling items.
For more information on the reconciling items, see the Significant Items Impacting Comparability section above.

Constant-currency After-Tax (Loss) Earnings from Joint Ventures Growth Rate
We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.
After-tax earnings from joint ventures growth rate on a constant-currency basis are calculated as follows:

Fiscal 2026
Percentage change in after-tax (loss) earnings from joint ventures as reported	(233)%
Impact of foreign currency exchange	(2) pts
Percentage change in after-tax (loss) earnings from joint ventures on a constant-currency basis	(231)%
Note: Table may not foot due to rounding.
Constant-currency Segment Operating Profit Growth Rates
We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.
Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Fiscal 2026
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(20)%	Flat	(20)%
International	96%	5 pts	90%
North America Pet	Flat	Flat	Flat
North America Foodservice	(6)%	Flat	(6)%
Note: Table may not foot due to rounding.
Forward-Looking Financial Measures
Our fiscal 2027 outlook for organic net sales growth, constant-currency adjusted operating profit and adjusted diluted EPS, and free cash flow conversion are non-GAAP financial measures that exclude, or have otherwise been adjusted for, items impacting comparability, including the effect of foreign currency exchange rate fluctuations, restructuring and transformation charges, transaction and acquisition integration costs, acquisitions, divestitures, mark-to-market effects, and a 53rd week from the prior year.
We are not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking
GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the actual impact of changes in foreign currency exchange rates and commodity prices or the timing or impact of acquisitions, divestitures, and restructuring and transformation actions throughout fiscal 2027. The unavailable information could have a significant impact on our fiscal 2027 GAAP financial results.
For fiscal 2027, we currently expect: the net impact from foreign currency exchange rates (based on a blend of forward and forecasted rates and hedge positions), divestitures completed prior to fiscal 2027 and those expected to close in fiscal 2027, and a 53rd week from the prior year to decrease net sales growth by approximately 2 percent; foreign currency exchange rates to have an immaterial impact on adjusted operating profit and adjusted diluted EPS growth; and restructuring and transformation charges and transaction and acquisition integration costs related to actions previously announced to total approximately $80 million to $85 million.
ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk stemming from changes in interest and foreign exchange rates and commodity and equity prices.
Changes in these factors could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place controls on these activities. The counterparties in these transactions are generally highly rated institutions. We establish credit limits for each counterparty. Our hedging transactions include but are not limited to a variety of derivative financial instruments. For information on interest rate, foreign exchange, commodity price, and equity instrument risk, please refer to Note 8 to the Consolidated
Financial Statements in Item 8 of this report.

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
The table below presents the estimated maximum potential VAR arising from a one-day loss in fair value for our interest rate, foreign currency, commodity, and equity market-risk-sensitive instruments outstanding as of May 31, 2026.

In Millions	May 31, 2026	Average During Fiscal 2026	May 25, 2025	Analysis of Change
Interest rate instruments	$37	$37	$46	Decrease in portfolio basis
Foreign currency instruments	46	48	51	Decrease in rate volatility
Commodity instruments	4	3	3	Immaterial
Equity instruments	2	3	3	Immaterial

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
The Audit Committee reviewed and approved the Company’s annual financial statements. The Audit Committee recommended, and the Board of Directors approved, that the consolidated financial statements be included in the Annual Report. The Audit Committee also appointed KPMG LLP to serve as the Company’s independent registered public accounting firm for fiscal 2027.

/s/ J. L. Harmening	/s/ K. A. Bruce

J. L. Harmening	K. A. Bruce
Chief Executive Officer	Chief Financial Officer
July 1, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
General Mills, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of General Mills, Inc. and subsidiaries (the Company) as of May 31,
2026, and May 25, 2025, the related consolidated statements of (loss) earnings, comprehensive (loss) income, total equity, and cash flows for each of the fiscal years in the three-year period ended May 31, 2026, and the related notes and financial statement schedule
II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2026, and May 25, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway
Commission.
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
Valuation of goodwill and brand intangible assets
As discussed in Note 6 to the consolidated financial statements, the goodwill and brand intangible asset balances as of
May 31, 2026, were $14,122.4 million and $6,472.2 million, respectively. The impairment tests for these assets, which are performed annually and whenever events or changes in circumstances indicate that impairment may have occurred, require the Company to estimate the fair value of the reporting units to which goodwill is assigned as well as the brand intangible assets. During the annual impairment assessment, the Company recognized a non-cash impairment loss of $52.9 million related to its Uncle Toby’s brand intangible asset. Additionally, the Company identified a triggering event due to a sustained decline in market capitalization and stock price in the fourth quarter of fiscal 2026, which required an interim impairment assessment. As a result of this assessment, the Company recognized a non-cash goodwill impairment loss of $1.5 billion related to the North America Pet reporting unit and a $250.0 million impairment loss related to its Nudges and True Chews brand intangible assets.The fair value estimates are derived from discounted cash flow analyses that require the Company to make judgments about highly subjective matters, including future operating results, revenue growth rates and operating margins, and an estimate of the discount rates and royalty rates.
We identified the assessments of the valuation of certain goodwill and brand intangible assets as a critical audit matter. There was a significant degree of judgment required in evaluating audit evidence, which consists primarily of forward-looking assumptions about future operating results, specifically the revenue growth rates and operating margins, royalty rates and subjective inputs used to estimate the discount rates.
The following are the primary procedures we performed to address this critical audit matter. During the annual and interim impairment assessments, we evaluated the design and tested the operating effectiveness of internal controls related to the valuation of goodwill and brand intangible assets. This included controls related to the assumptions about future operating results and the discount and royalty rates used to measure the fair value of the reporting units and brand intangible assets. We performed sensitivity analyses over the revenue growth rates, operating margins, brand royalty rates and discount rates to assess the impact of other points within a range of potential assumptions. We evaluated the revenue growth rates and operating margin assumptions by comparing them to recent financial performance and external market and industry data. We evaluated whether these assumptions were consistent with evidence obtained in other areas of the audit. We involved professionals with specialized skills and knowledge, who assisted in the evaluation of certain of the Company’s assumptions including discount rates, by comparing them against rate ranges that were independently developed using publicly available market data for comparable entities and the royalty rates, by evaluating the methods, assumptions and market data used to estimate the royalty rates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1928.
Minneapolis, Minnesota
July 1, 2026

Consolidated Statements of (Loss) Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except per Share Data)

	Fiscal Year
	2026	2025	2024
Net sales	$18,424.6	$19,486.6	$19,857.2
Cost of sales	12,228.9	12,753.6	12,925.1
Selling, general, and administrative expenses	3,388.5	3,445.8	3,259.0
Divestitures gain, net	(1,049.4)	(95.9)	—
Restructuring, transformation, impairment, and other exit costs	2,970.8	78.3	241.4
Operating profit	885.8	3,304.8	3,431.7
Benefit plan non-service income	(58.3)	(54.4)	(75.8)
Interest, net	538.6	524.2	479.2
Earnings before income taxes and after-tax (loss) earnings from joint ventures	405.5	2,835.0	3,028.3
Income taxes	414.3	573.7	594.5
After-tax (loss) earnings from joint ventures	(76.5)	57.6	84.8
Net (loss) earnings, including earnings attributable to noncontrolling interests	(85.3)	2,318.9	2,518.6
Net earnings attributable to noncontrolling interests	2.3	23.7	22.0
Net (loss) earnings attributable to General Mills	$(87.6)	$2,295.2	$2,496.6
(Loss) earnings per share — basic	$(0.16)	$4.12	$4.34
(Loss) earnings per share — diluted	$(0.16)	$4.10	$4.31
Dividends per share	$2.44	$2.40	$2.36
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2026	2025	2024
Net (loss) earnings, including earnings attributable to noncontrolling interests	$(85.3)	$2,318.9	$2,518.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	10.7	(114.9)	(86.6)
Net actuarial (loss) gain	(45.5)	17.2	(187.1)
Other fair value changes:
Hedge derivatives	4.7	(7.4)	(3.2)
Reclassification to earnings:
Foreign currency translation	—	33.9	—
Hedge derivatives	(2.1)	(0.2)	(2.5)
Amortization of losses and prior service costs	54.9	46.5	36.7
Other comprehensive income (loss), net of tax	22.7	(24.9)	(242.7)
Total comprehensive (loss) income	(62.6)	2,294.0	2,275.9
Comprehensive income attributable to noncontrolling interests	2.3	24.1	22.1
Comprehensive (loss) income to General Mills	$(64.9)	$2,269.9	$2,253.8
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	May 31, 2026	May 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$453.8	$363.9
Receivables	1,646.8	1,795.9
Inventories	1,917.9	1,910.8
Prepaid expenses and other current assets	599.8	464.7
Assets held for sale	—	740.4
Total current assets	4,618.3	5,275.7
Land, buildings, and equipment	3,443.4	3,632.6
Goodwill	14,122.4	15,622.4
Other intangible assets	6,716.9	7,081.4
Other assets	1,115.7	1,459.0
Total assets	$30,016.7	$33,071.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,729.5	$4,009.5
Current portion of long-term debt	1,053.6	1,528.4
Notes payable	68.4	677.0
Other current liabilities	1,472.8	1,624.0
Liabilities held for sale	449.8	18.4
Total current liabilities	6,774.1	7,857.3
Long-term debt	12,416.0	12,673.2
Deferred income taxes	2,265.8	2,100.8
Other liabilities	1,180.2	1,228.6
Total liabilities	22,636.1	23,859.9
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,200.9	1,218.8
Retained earnings	20,514.9	21,917.8
Common stock in treasury, at cost, shares of 220.9 and 212.2	(11,900.6)	(11,467.9)
Accumulated other comprehensive loss	(2,522.3)	(2,545.0)
Total stockholders’ equity	7,368.4	9,199.2
Noncontrolling interests	12.2	12.0
Total equity	7,380.6	9,211.2
Total liabilities and equity	$30,016.7	$33,071.1
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Per Share Data)

	Fiscal Year
	2026		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount
Total equity, beginning balance		$9,211.2		$9,648.5		$10,700.0
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,218.8		1,227.0		1,222.4
Stock compensation plans		(38.3)		(19.4)		(11.7)
Unearned compensation related to stock unit awards		(58.4)		(79.6)		(78.1)
Earned compensation		78.8		90.8		94.4
Ending balance		1,200.9		1,218.8		1,227.0
Retained earnings:
Beginning balance		21,917.8		20,971.8		19,838.6
Net (loss) earnings attributable to General Mills		(87.6)		2,295.2		2,496.6
Cash dividends declared ($2.44, $2.40, and $2.36 per share)		(1,315.3)		(1,338.7)		(1,363.4)
Capital appreciation paid to holder of Class A limited membership interests in General Mills Cereals, LLC		—		(10.5)		—
Ending balance		20,514.9		21,917.8		20,971.8
Common stock in treasury:
Beginning balance	(212.2)	(11,467.9)	(195.5)	(10,357.9)	(168.0)	(8,410.0)
Shares purchased, including excise tax of $4.4, $10.6, and $18.8 million	(10.0)	(504.7)	(18.7)	(1,213.5)	(29.2)	(2,021.2)
Stock compensation plans	1.3	72.0	2.0	103.5	1.7	73.3
Ending balance	(220.9)	(11,900.6)	(212.2)	(11,467.9)	(195.5)	(10,357.9)
Accumulated other comprehensive loss:
Beginning balance		(2,545.0)		(2,519.7)		(2,276.9)
Comprehensive income (loss)		22.7		(25.3)		(242.8)
Ending balance		(2,522.3)		(2,545.0)		(2,519.7)
Noncontrolling interests:
Beginning balance		12.0		251.8		250.4
Comprehensive income		2.3		24.1		22.1
Distributions to noncontrolling interest holders		(2.1)		(21.6)		(21.3)
Repurchase of Class A limited membership interests in General Mills Cereals, LLC		—		(242.3)		—
Change in ownership interest		—		—		0.6
Ending balance		12.2		12.0		251.8
Total equity, ending balance		$7,380.6		$9,211.2		$9,648.5
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions)

	Fiscal Year
	2026	2025	2024
Cash Flows - Operating Activities
Net (loss) earnings, including earnings attributable to noncontrolling interests	$(85.3)	$2,318.9	$2,518.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	555.2	539.0	552.7
After-tax loss (earnings) from joint ventures	76.5	(57.6)	(84.8)
Distributions of earnings from joint ventures	39.0	44.6	50.4
Stock-based compensation	79.4	91.7	95.3
Deferred income taxes	203.2	(120.9)	(48.5)
Pension and other postretirement benefit plan contributions	(31.7)	(30.8)	(30.1)
Pension and other postretirement benefit plan costs	(23.7)	(12.7)	(27.0)
Divestitures gain, net	(1,049.4)	(95.9)	—
Restructuring, transformation, impairment, and other exit costs	2,897.7	74.3	223.5
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(478.3)	192.4	10.6
Other, net	(16.4)	(24.8)	41.9
Net cash provided by operating activities	2,166.2	2,918.2	3,302.6
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(539.9)	(625.3)	(774.1)
Acquisitions, net of cash acquired	—	(1,419.3)	(451.9)
Proceeds from divestitures	1,830.2	241.8	—
Investments in affiliates, net	(31.8)	13.3	(2.7)
Proceeds from disposal of land, buildings, and equipment	4.8	1.1	0.8
Other, net	(5.1)	(6.5)	30.5
Net cash provided (used) by investing activities	1,258.2	(1,794.9)	(1,197.4)
Cash Flows - Financing Activities
Change in notes payable	(608.2)	667.1	(20.5)
Issuance of long-term debt	2,005.8	2,354.9	2,065.2
Payment of long-term debt	(2,823.3)	(1,300.0)	(901.5)
Repurchase of Class A limited membership interests in General Mills Cereals, LLC	—	(252.8)	—
Proceeds from common stock issued on exercised options	0.5	43.0	25.5
Purchases of common stock for treasury	(500.3)	(1,202.9)	(2,002.4)
Dividends paid	(1,315.3)	(1,338.7)	(1,363.4)
Distributions to noncontrolling interest holders	(2.1)	(21.6)	(21.3)
Other, net	(72.1)	(129.1)	(53.9)
Net cash used by financing activities	(3,315.0)	(1,180.1)	(2,272.3)
Effect of exchange rate changes on cash and cash equivalents	18.4	2.7	(0.4)
Increase (decrease) in cash and cash equivalents	127.8	(54.1)	(167.5)
Cash and cash equivalents - beginning of year	363.9	418.0	585.5
Cash and cash equivalents - end of year (includes $37.9 million of cash classified as held for sale as of May 31, 2026)	$491.7	$363.9	$418.0
Cash flow from changes in current assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$12.9	$(79.0)	$(1.8)
Inventories	(82.2)	(18.5)	287.6
Prepaid expenses and other current assets	(147.7)	80.8	167.0
Accounts payable	(186.2)	86.7	(251.2)
Other current liabilities	(75.1)	122.4	(191.0)
Changes in current assets and liabilities	$(478.3)	$192.4	$10.6
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
Our fiscal year ends on the last Sunday in May. Fiscal year 2026 consisted of 53 weeks, while fiscal years 2025 and 2024 consisted of
52 weeks. Our India business is on an April fiscal year end. In addition, the consolidated results of certain recent acquisitions are reported on a one-month lag. Please see Note 3 for more information.
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
Our indefinite-lived intangible assets, mainly intangible assets primarily associated with the Blue Buffalo, Pillsbury, Totino’s, Old El
Paso, Tiki Pets, Progresso, Annie’s, Edgard & Cooper, and Häagen-Dazs brands, are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the brands is based on a discounted cash flow model using inputs which included projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the brands, and a discount rate.
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
In addition, we assess our investments in our joint ventures if we have reason to believe an impairment may have occurred including, but not limited to, as a result of ongoing operating losses, projected decreases in earnings, increases in the discount rate, or significant business disruptions. The significant assumptions used to estimate fair value include revenue growth and profitability, royalty rates, capital spending, depreciation and taxes, foreign currency exchange rates, and a discount rate. By their nature, these projections and assumptions are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, then we would assess if the shortfall was of a temporary or permanent nature and write down the investment to its fair value if we concluded the impairment is other than temporary.
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
Derivative Instruments
All derivatives are recognized on our Consolidated Balance Sheets at fair value based on quoted market prices or our estimate of their fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive (loss) income (OCI), based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in
AOCI are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in AOCI are reclassified to earnings at that time. Cash flows from derivative instruments are primarily reported in cash flows from operating activities in our Consolidated Statements of Cash Flows.
Stock-based Compensation
We generally measure compensation expense for grants of restricted stock units and performance share units using the value of a share of our stock on the date of grant. We estimate the value of stock option grants using a Black-Scholes valuation model. Generally, stock-based compensation is recognized straight line over the vesting period. Our stock-based compensation expense is recorded in selling, general, and administrative (SG&A) expenses and cost of sales in our Consolidated Statements of (Loss) Earnings and allocated to each reportable segment in our segment results.
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
Defined Benefit Pension, Other Postretirement Benefit, and Postemployment Benefit Plans
We sponsor several domestic and foreign defined benefit plans to provide pension, health care, and other welfare benefits to retired employees. Under certain circumstances, we also provide accruable benefits, primarily severance and gratuity, to former and inactive employees in the United States, Canada, Mexico, and other foreign jurisdictions. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.
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
New Accounting Standards
In the fourth quarter of fiscal 2026, we adopted new requirements for enhanced disclosure related to income taxes. The new standard requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. We adopted the requirements of the new standard using a prospective approach. The adoption of this accounting guidance did not have a material impact on our results of operations and financial position. See Note 15 to the Consolidated Financial Statements for additional information on the impact to our related disclosure.
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
NOTE 3. ACQUISITIONS AND DIVESTITURES
During the fourth quarter of fiscal 2026, we entered into a definitive agreement to sell our business in Brazil to Café Três Corações
S.A. (3corações) for a base price of R$800.0 million, subject to certain specified deductions and customary post-closing adjustments.
The sale is anticipated to close in calendar 2026, subject to regulatory approvals and other customary closing conditions. As a result, we have classified relevant assets and liabilities (the disposal group) associated with our Brazil business as held for sale in our
Consolidated Balance Sheets as of May 31, 2026. Additionally, in the fourth quarter of fiscal 2026, we recorded a $1,031.8 million non-cash pre-tax loss to value the disposal group at the lower of its carrying value or fair value less costs to sell based on estimated net proceeds, which was based on Level 2 inputs in the fair value hierarchy and includes the impact of accumulated foreign currency translation losses that will be reclassified to earnings upon sale. We recorded the loss in restructuring, transformation, impairment, and other exit costs in our Consolidated Statements of (Loss) Earnings, which included a $753.1 million reserve against the assets held for sale and a $264.9 million accrual of the remaining difference between the carrying amount and the estimated net proceeds within liabilities held for sale. We will monitor changes in the estimated net proceeds that could further impact the value of the disposal group and the expected loss on sale.

The components of assets held for sale and liabilities held for sale are as follows:

In Millions	May 31, 2026
Cash and cash equivalents	$37.9
Receivables	157.4
Inventories	59.3
Prepaid expenses and other current assets	15.6
Land, buildings, and equipment	134.9
Other intangible assets	57.2
Deferred income taxes	253.1
Other assets	37.7
Gross assets held for sale	$753.1
Reserve for assets held for sale	(753.1)
Assets held for sale	$—

Accounts payable	$110.6
Other current liabilities	53.8
Other liabilities	20.5
Gross liabilities held for sale	184.9
Loss in excess of assets held for sale	264.9
Liabilities held for sale	$449.8
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
During the fourth quarter of fiscal 2024, we acquired a pet food business in Europe, for a purchase price of $434.1 million, net of cash acquired. During the first quarter of fiscal 2025, we paid $7.7 million related to a purchase price holdback after closing conditions were met. We financed the transaction with cash on hand. We consolidated the business into our Consolidated Balance Sheets and recorded goodwill of $317.5 million, an indefinite-lived brand intangible asset of $118.4 million and a finite-lived customer relationship asset of $14.2 million. The goodwill is included in the International segment and is not deductible for tax purposes. The pro forma effects of this acquisition were not material. The consolidated results are reported in our International operating segment on a one-month lag.
NOTE 4. RESTRUCTURING, TRANSFORMATION, IMPAIRMENT, AND OTHER EXIT COSTS
GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENTS
In fiscal 2026, we recorded a $1,500.0 million non-cash goodwill impairment charge related to our North America Pet reporting unit and $302.9 million of non-cash impairment charges related to our Nudges, Uncle Toby’s, and True Chews brand intangible assets. In fiscal 2024, we recorded a $117.1 million non-cash goodwill impairment charge related to our Latin America reporting unit and

$103.1 million of non-cash impairment charges related to our Top Chews, True Chews, and EPIC brand intangible assets. Please see
Note 6 for additional information.
VALUATION LOSS ON HELD FOR SALE BUSINESS
In fiscal 2026, we recorded a $1,031.8 million non-cash pre-tax valuation loss related to the planned divestiture of our Brazil business.
Please see Note 3 for additional information.
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
Restructuring and transformation charges recorded in fiscal 2026 were as follows:

In Millions
Supply chain actions	$95.4
Charges associated with restructuring and transformation actions previously announced	60.1
Total restructuring and transformation charges	$155.5
In fiscal 2026, we approved a multi-year organizational initiative to increase the competitiveness of our supply chain. We expect to incur approximately $101 million of restructuring charges related to these actions, of which approximately $33 million will be cash.
These charges are expected to consist of approximately $66 million of net asset write-offs and $35 million of other costs, including severance. We recognized $71.0 million of asset write-offs and $24.4 million of other costs in fiscal 2026. We expect these actions to be completed by the end of fiscal 2029.
Certain actions are subject to union negotiations and works council consultations, where required.
We paid net $92.5 million of cash related to restructuring actions in fiscal 2026. We paid net $13.2 million of cash in fiscal 2025.
Restructuring and transformation charges recorded in fiscal 2025 were as follows:

In Millions
Global transformation initiative	$70.1
Charges associated with restructuring actions previously announced	17.4
Total restructuring and transformation charges	$87.5
Restructuring charges recorded in fiscal 2024 were as follows:

In Millions
Commercial strategy actions	$18.6
Charges associated with restructuring actions previously announced	20.2
Total restructuring charges	$38.8
Restructuring, transformation and impairment charges are classified in our Consolidated Statements of (Loss) Earnings as follows:

	Fiscal Year
In Millions	2026	2025	2024
Restructuring, transformation, impairment, and other exit costs	$2,970.8	$78.3	$241.4
Cost of sales	19.4	9.2	17.6
Total restructuring, transformation, and impairment charges	$2,990.2	$87.5	$259.0

The roll forward of our restructuring, transformation, and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Severance	Other Exit Costs	Total
Reserve balance as of May 28, 2023	$47.6	$0.1	$47.7
Reserve 2024 charges, including foreign currency translation	—	0.1	0.1
Utilized in fiscal 2024	(32.8)	(0.2)	(33.0)
Reserve balance as of May 26, 2024	14.8	—	14.8
Reserve 2025 charges, including foreign currency translation	70.1	—	70.1
Utilized in fiscal 2025	(7.8)	—	(7.8)
Reserve balance as of May 25, 2025	77.1	—	77.1
Reserve 2026 charges, including foreign currency translation	4.7	3.7	8.4
Utilized in fiscal 2026	(35.6)	—	(35.6)
Reserve balance as May 31, 2026	$46.2	$3.7	$49.9
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
NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
We have a 50 percent interest in Cereal Partners Worldwide (CPW), which manufactures and markets ready-to-eat cereal products in approximately 120 countries outside the United States and Canada. CPW also markets cereal bars in European countries and manufactures private label cereals for customers in the United Kingdom. We have guaranteed a portion of CPW’s debt and its pension obligation in the United Kingdom.
We also have a 50 percent interest in Häagen-Dazs Japan, Inc. (HDJ). This joint venture manufactures and markets Häagen-Dazs ice cream products and frozen novelties.
Results from our CPW and HDJ joint ventures are reported for the 12 months ended March 31.
Joint venture related balance sheet activity is as follows:

In Millions	May 31, 2026	May 25, 2025
Cumulative investments	$254.7	$431.8
Goodwill and other intangible assets	428.5	469.9
Aggregate advances included in cumulative investments	310.9	314.6
Joint venture earnings and cash flow activity is as follows:

	Fiscal Year
In Millions	2026	2025	2024
Sales to joint ventures	$6.7	$7.8	$4.8
Net advances (repayments)	31.8	(13.3)	2.7
Dividends received	39.0	44.6	50.4

Summary combined financial information for the joint ventures on a 100 percent basis is as follows:

	Fiscal Year
In Millions	2026	2025	2024
Net sales:
CPW	$1,678.5	$1,647.3	$1,718.5
HDJ	341.7	323.1	319.3
Total net sales	2,020.2	1,970.4	2,037.8
Gross margin	697.5	686.8	672.2
(Loss) earnings before income taxes	(73.6)	89.4	145.2
(Loss) earnings after income taxes	(112.1)	61.5	119.9

In Millions	May 31, 2026	May 25, 2025
Current assets	$707.4	$751.0
Noncurrent assets	632.5	788.3
Current liabilities	1,302.6	1,314.1
Noncurrent liabilities	116.3	96.3
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets are as follows:

In Millions	May 31, 2026	May 25, 2025
Goodwill	$14,122.4	$15,622.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands	6,472.2	6,816.7
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles	412.4	420.9
Less accumulated amortization	(167.7)	(156.2)
Intangible assets subject to amortization, net	244.7	264.7
Other intangible assets	6,716.9	7,081.4
Total	$20,839.3	$22,703.8
Based on the carrying value of finite-lived intangible assets as of May 31, 2026, amortization expense for each of the next five fiscal years is estimated to be approximately $19 million.

The changes in the carrying amount of goodwill for fiscal 2024, 2025, and 2026 are as follows:

In Millions	North America Retail	North America Pet	North America Foodservice	International	Corporate and Joint Ventures	Total
Balance as of May 28, 2023	$6,542.4	$6,062.8	$805.6	$708.4	$392.0	$14,511.2
Acquisitions	—	—	—	318.1	26.9	345.0
Impairment charge	—	—	—	(117.1)	—	(117.1)
Other activity, primarily foreign currency translation	(0.5)	—	(0.1)	7.7	4.5	11.6
Balance as of May 26, 2024	6,541.9	6,062.8	805.5	917.1	423.4	14,750.7
Acquisition	—	1,086.7	—	—	—	1,086.7
Divestiture	(14.6)	—	—	—	—	(14.6)
Reclassified to assets held for sale	(202.6)	—	(50.0)	—	—	(252.6)
Other activity, primarily foreign currency translation	(1.2)	—	—	34.6	18.8	52.2
Balance as of May 25, 2025	6,323.5	7,149.5	755.5	951.7	442.2	15,622.4
Impairment charge	—	(1,500.0)	—	—	—	(1,500.0)
Divestiture	(4.8)	—	(0.2)	—	—	(5.0)
Purchase accounting adjustments	—	(31.9)	—	—	—	(31.9)
Other activity, primarily foreign currency translation	(0.5)	—	—	26.5	10.9	36.9
Balance as of May 31, 2026	$6,318.2	$5,617.6	$755.3	$978.2	$453.1	$14,122.4
The changes in the carrying amount of other intangible assets for fiscal 2024, 2025, and 2026 are as follows:

In Millions	Total
Balance as of May 28, 2023	$6,967.6
Acquisition	132.6
Impairment charges	(103.1)
Other activity, primarily amortization and foreign currency translation	(17.2)
Balance as of May 26, 2024	6,979.9
Acquisition	320.0
Divestiture	(44.4)
Reclassified to assets held for sale	(160.7)
Other activity, primarily amortization and foreign currency translation	(13.4)
Balance as of May 25, 2025	7,081.4
Impairment charges	(302.9)
Reclassified to assets held for sale	(57.2)
Other activity, primarily amortization and foreign currency translation	(4.4)
Balance as of May 31, 2026	$6,716.9
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
In addition, we identified a triggering event due to a sustained decline in market capitalization and stock price in the fourth quarter of fiscal 2026 reflecting heightened macroeconomic uncertainty and lower market multiples in our industry, which caused a related increase in our discount rates and required an interim impairment assessment. We performed the interim impairment assessment of our goodwill and other intangible assets as of May 31, 2026, and determined that the fair values of our North America Pet reporting unit and our Nudges and True Chews brand intangible assets no longer exceeded the carrying values of the respective assets, primarily driven by an increase in the discount rates. As a result, we recorded $1,750.0 million of non-cash impairment charges, of which
$1,500.0 million related to the North America Pet reporting unit goodwill and $250.0 million related to the brand intangible assets, all of which are included within our North America Pet segment. The $1,500.0 million goodwill impairment charge is not deductible for tax purposes.
We recorded these impairment charges in restructuring, transformation, impairment and other exit costs in our Consolidated
Statements of (Loss) Earnings. Our estimates of the fair values were determined based on discounted cash flow models using inputs which included our long-range cash flow projections for the businesses, royalty rates, discount rates, and tax rates. These fair values are Level 3 assets in the fair value hierarchy.
During the fourth quarter of fiscal 2026, we also reclassified the Yoki and Kitano brand intangible assets as assets held for sale. See
Note 3 for additional information.
In addition, while having significant coverage as of our May 31, 2026 assessment date, the Blue Buffalo brand intangible asset had risk of decreasing coverage due to the increase in our discount rates. The Progresso brand intangible asset also had risk of decreasing coverage. We will continue to monitor applicable businesses for potential impairment. All other reporting unit and intangible asset fair values were substantially in excess of the carrying values.
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
Components of our lease cost are as follows:

	Fiscal Year
In Millions	2026	2025	2024
Operating lease cost	$138.5	$145.7	$128.9
Variable lease cost	6.8	7.5	8.9
Short-term lease cost	31.1	32.6	32.2
Maturities of our operating and finance lease obligations by fiscal year are as follows:

In Millions	Operating Leases	Finance Leases
Fiscal 2027	$118.4	$0.4
Fiscal 2028	100.3	—
Fiscal 2029	78.5	—
Fiscal 2030	51.4	—
Fiscal 2031	38.3	—
After fiscal 2031	69.3	—
Total noncancelable future lease obligations	$456.2	$0.4
Less: Interest	(53.8)	—
Present value of lease obligations	$402.4	$0.4
The lease payments presented in the table above exclude $95.5 million of minimum lease payments for operating leases we have committed to but have not yet commenced as of May 31, 2026.
The weighted-average remaining lease term and weighted-average discount rate for our operating leases are as follows:

	May 31, 2026	May 25, 2025
Weighted-average remaining lease term	5.0 years	5.0 years
Weighted-average discount rate	4.7%	4.9%

In addition, we had $12.3 million of right of use assets and $12.3 million of related lease liabilities classified as held for sale as of
May 31, 2026.
Supplemental operating cash flow information and non-cash activity related to our operating leases, including those classified as held-
for-sale, are as follows:

	Fiscal Year
In Millions	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$140.6	$152.7
Right of use assets obtained in exchange for new lease liabilities	$97.6	$163.4
NOTE 8. FINANCIAL INSTRUMENTS, RISK MANAGEMENT ACTIVITIES, AND FAIR VALUES
FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities, and notes payable approximate fair value. Marketable securities are carried at fair value. As of May 31, 2026, and May 25, 2025, a comparison of cost and market values of our marketable debt and equity securities is as follows:

	Cost		Fair Value		Gross Unrealized Gains		Gross Unrealized Losses
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2026	2025	2026	2025	2026	2025	2026	2025
Available for sale debt securities	$2.3	$2.3	$2.3	$2.3	$—	$—	$—	$—
Equity securities	0.3	0.3	4.6	4.9	4.3	4.6	—	—
Total	$2.6	$2.6	$6.9	$7.2	$4.3	$4.6	$—	$—
There were no realized gains or losses from sales of marketable securities in fiscal 2026 and 2025. Gains and losses are determined by specific identification.
Classification of marketable securities as current or noncurrent is dependent upon our intended holding period and the security’s maturity date. The aggregate unrealized gains and losses on available for sale debt securities, net of tax effects, are classified in AOCI within stockholders’ equity.
Scheduled maturities of our marketable securities are as follows:

	Marketable Securities
In Millions	Cost	Fair Value
Under 1 year (current)	$2.3	$2.3
Equity securities	0.3	4.6
Total	$2.6	$6.9
As of May 31, 2026, we had $2.3 million of marketable debt securities pledged as collateral for derivative contracts.
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

We use derivatives to manage our exposure to changes in commodity prices. We do not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in our Consolidated Statements of (Loss) Earnings.
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
Unallocated corporate items for fiscal 2026, 2025, and 2024 included:

	Fiscal Year
In Millions	2026	2025	2024
Net gain (loss) on mark-to-market valuation of commodity positions	$62.0	$(37.4)	$(15.4)
Net (gain) loss on commodity positions reclassified from unallocated corporate items to segment operating profit	(19.2)	52.8	40.0
Net mark-to-market revaluation of certain grain inventories	5.6	0.3	14.5
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$48.4	$15.7	$39.1
As of May 31, 2026, the net notional value of commodity derivatives was $126.0 million, of which $48.2 million related to agricultural inputs and $77.8 million related to energy inputs. As of May 25, 2025, the net notional value of commodity derivatives was $227.1 million, of which $134.6 million related to agricultural inputs and $92.5 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
INTEREST RATE RISK
We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, existing fixed-rate debt with interest rate reset features, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, Secured
Overnight Financing Rate (SOFR), European Interbank Offered Rate (Euribor), the Euro mid-market swap rate, and commercial paper rates in the United States and Europe. We use interest rate swaps, forward-starting interest rate swaps, and treasury locks to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed-rate versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.
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
During the fourth quarter of fiscal 2025, we entered into a €750.0 million notional amount interest rate swap to convert our €750.0 million fixed-rate senior notes due April 17, 2032, to a floating rate.
During the second quarter of fiscal 2025, in advance of planned debt financing, we entered into $350.0 million of treasury locks. The treasury locks were terminated during the second quarter of fiscal 2025, in conjunction with the Company’s issuance of $750.0 million of fixed-rate senior notes due January 30, 2035. Upon termination, a gain of $0.1 million was recognized in AOCI and will be amortized through interest expense over the respective term of the debt.
During the second quarter of fiscal 2025, we entered into a $750.0 million notional amount interest rate swap to convert our $750.0 million of fixed-rate senior notes due January 30, 2030, to a floating rate.
During the second quarter of fiscal 2025, our $500.0 million notional amount interest rate swap to convert our $500.0 million of fixed-
rate senior notes due November 18, 2025, to a floating rate was called by the counterparty prior to the maturity date. The previously existing swap was designated as a fair value hedge, and concurrent with the swap being called, we ceased recording market value adjustments to the associated hedged debt.

As of May 31, 2026, the pre-tax amount of cash-settled interest rate hedge activity remaining in AOCI was a $13.2 million pre-tax loss. This will be reclassified to earnings over the remaining term of the related underlying debt. The amount expected to be reclassified from AOCI to net interest in fiscal 2027 is a $1.5 million pre-tax loss.
The notional amounts of our interest rate derivatives, with maturity dates ranging from January 2030 through April 2032, were as follows:

In Millions	May 31, 2026	May 25, 2025
Pay-floating swaps - notional amount	$1,624.4	$2,283.9
FOREIGN EXCHANGE RISK
Foreign currency fluctuations affect our net investments in foreign subsidiaries and foreign currency cash flows related to third party purchases, intercompany loans, product shipments, and foreign-denominated debt. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to the Australian dollar, Brazilian real, British pound sterling,
Canadian dollar, Chinese renminbi, euro, Japanese yen, Mexican peso, and Swiss franc. We primarily use foreign currency forward contracts to selectively hedge our foreign currency cash flow exposures. We also generally swap our nonfunctional currency intercompany loans back to U.S. dollars or the functional currency of the entity with foreign exchange exposure. The gains or losses on these derivatives offset the foreign currency revaluation gains or losses recorded in earnings on the associated borrowings. We generally do not hedge more than 18 months in advance.
The net notional value of foreign exchange derivatives were as follows:

In Millions	May 31, 2026	May 25, 2025
Foreign exchange derivatives - notional amount	$1,432.1	$831.3
We also have net investments in foreign subsidiaries that are denominated in euros. We hedged a portion of these net investments by issuing euro-denominated commercial paper and foreign exchange forward contracts. A portion of these net investments are hedged with euro-denominated bonds as follows:

In Millions	May 31, 2026	May 25, 2025
Euro-denominated bonds - principal amount	€5,084.5	€4,742.8
As of May 31, 2026, we had deferred net foreign currency transaction losses of $218.7 million in AOCI associated with net investment hedging activity.
EQUITY INSTRUMENTS
Equity price movements affect our compensation expense as certain investments made by our employees in our deferred compensation plan are revalued. We use equity swaps to manage this risk. The net notional amount of our equity swap contracts, with maturity dates ranging from November 2026 through April 2027, were as follows:

In Millions	May 31, 2026	May 25, 2025
Equity swap contracts - notional amount	$227.0	$202.7

FAIR VALUE MEASUREMENTS AND FINANCIAL STATEMENT PRESENTATION
The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of May 31, 2026, and May 25, 2025, were as follows:

		May 31, 2026		May 25, 2025
In Millions	Fair Value Hierarchy Levels	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts (a) (b)	2	$0.8	$(21.1)	$5.0	$(11.4)
Foreign exchange contracts (a) (c)	2	4.7	(7.5)	4.1	(13.5)
Total		5.5	(28.6)	9.1	(24.9)

Derivatives not designated as hedging instruments:
Foreign exchange contracts (a) (c)	2	1.6	(6.5)	0.2	(1.3)
Commodity contracts (a) (d) (e)	1, 2	40.3	(1.1)	1.5	(7.6)
Grain contracts (a) (d)	2	5.4	(1.4)	2.2	(4.0)
Total		47.3	(9.0)	3.9	(12.9)

Other assets and liabilities reported at fair value:
Marketable investments (a) (f) (g)	1, 2	40.6	—	7.2	—
Long-lived assets (h)	2	1.5	—	2.0	—
Total		42.1	—	9.2	—
Total assets, liabilities, and derivative positions recorded at fair value		$94.9	$(37.6)	$22.2	$(37.8)
(a)These contracts and investments are recorded as prepaid expenses and other current assets, other assets, other current liabilities or other liabilities, as appropriate, based on whether in a gain or loss position. Certain marketable investments are recorded as cash and cash equivalents.
(b)Based on Euribor, SOFR, and swap rates. As of May 31, 2026, the carrying amount of hedged debt designated as the hedged item in a fair value hedge was $1,603.5 million and was classified on the Consolidated Balance Sheets within long-term debt. As of May 31, 2026, the cumulative amount of fair value hedging basis adjustments was $20.9 million. As of May 25, 2025, the carrying amount of hedged debt designated as the hedged item in a fair value hedge was $2,280.6 million, of which $675.6 million and $1,605.0 million was classified on the Consolidated
Balance Sheet within current portion of long-term debt and long-term debt, respectively. As of May 25, 2025, the cumulative amount of fair value hedging basis adjustments was $3.2 million.
(c)Based on observable market transactions of spot currency rates and forward currency prices.
(d)Based on prices of futures exchanges and recently reported transactions in the marketplace.
(e)Commodity contract assets as of May 31, 2026, include Level 2 assets of $40.3 million. Commodity contract liabilities as of May 31, 2026, include Level 2 liabilities of $1.1 million. Commodity contract assets as of May 25, 2025, include Level 1 and Level 2 assets of $0.6 million and
$0.9 million, respectively. Commodity contract liabilities as of May 25, 2025, include Level 1 and Level 2 liabilities of $0.2 million and $7.4 million, respectively.
(f)Based on prices of common stock, mutual fund net asset values, and bond matrix pricing.
(g)Marketable investment assets as of May 31, 2026, include Level 1 and Level 2 assets of $4.6 million and $36.0 million, respectively. Marketable investment assets as of May 25, 2025, include Level 1 and Level 2 assets of $4.9 million and $2.3 million, respectively.
(h)In fiscal 2026 and 2025, we recorded $29.4 million of non-cash impairment charges and immaterial non-cash impairment charges, respectively, to write down certain long-lived assets to their fair value. Fair value was based on recently reported transactions for similar assets in the marketplace. These assets were associated with previously announced restructuring actions described in Note 4.
We did not significantly change our valuation techniques from prior periods.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of May 31, 2026, the fair value and carrying amount of our long-term debt, including the current portion, were $12,968.8 million and $13,469.6 million, respectively. As of May 25, 2025, the fair value and carrying amount of our long-term debt, including the current portion, were $13,579.5 million and $14,201.6 million, respectively.

Information related to our cash flow hedges, fair value hedges, and other derivatives not designated as hedging instruments for the fiscal years ended May 31, 2026, and May 25, 2025, follows:

	Interest Rate Contracts		Foreign Exchange Contracts		Equity Contracts		Commodity Contracts		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI	$—	$0.1	$6.6	$(8.1)	$—	$—	$—	$—	$6.6	$(8.0)
Amount of net gain (loss) reclassified from AOCI into earnings (a)	1.4	(0.2)	(3.1)	2.5	—	—	—	—	(1.7)	2.3
Derivatives in Fair Value Hedging Relationships:
Amount of net gain recognized in earnings (b)	3.4	3.0	—	—	—	—	—	—	3.4	3.0
Derivatives Not Designated as Hedging Instruments:
Amount of net gain (loss) recognized in earnings (c)	$—	$—	$8.4	$(16.0)	$38.4	$6.3	$67.9	$(22.0)	$114.7	$(31.7)
(a)Gain (loss) reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts. For the fiscal year ended May 31, 2026, the amount of loss reclassified from AOCI into cost of sales was $4.2 million and the amount of gain reclassified from AOCI into SG&A was $1.1 million. For the fiscal year ended May 25, 2025, the amount of gain reclassified from AOCI into cost of sales was $12.7 million and the amount of loss reclassified from AOCI into SG&A was $10.2 million.
(b)Gain recognized in earnings is reported in interest, net for interest rate contracts.
(c)Gain (loss) recognized in earnings is reported in SG&A and after-tax earnings from joint ventures for foreign exchange contracts, SG&A for equity contracts, and cost of sales for commodity contracts.

The following tables reconcile the net fair values of assets and liabilities subject to offsetting arrangements that are recorded in our
Consolidated Balance Sheets to the net fair values that could be reported in our Consolidated Balance Sheets:

	May 31, 2026					May 25, 2025
In Millions	Gross Amount	Gross Amount Offset on Balance Sheet	Net Amount (a)	Gross Amount Not Offset on Balance Sheet (c)	Net Amount (b)	Gross Amount	Gross Amount Offset on Balance Sheet	Net Amount (a)	Gross Amount Not Offset on Balance Sheet (c)	Net Amount (b)
Assets:
Commodity contracts	$40.3	$—	$40.3	$(1.1)	$39.2	$1.5	$—	$1.5	$(1.0)	$0.5
Interest rate contracts	1.8	—	1.8	—	1.8	4.6	—	4.6	(2.2)	2.4
Foreign exchange contracts	7.6	—	7.6	(0.5)	7.1	4.3	—	4.3	(3.8)	0.5
Equity contracts	6.4	—	6.4	(6.0)	0.4	3.8	—	3.8	(1.0)	2.8
Total	$56.1	$—	$56.1	$(7.6)	$48.5	$14.2	$—	$14.2	$(8.0)	$6.2

Liabilities:
Commodity contracts	$(1.1)	$—	$(1.1)	$1.1	$—	$(7.6)	$—	$(7.6)	$1.0	$(6.6)
Interest rate contracts	(21.2)	—	(21.2)	16.4	(4.8)	(18.3)	—	(18.3)	2.2	(16.1)
Foreign exchange contracts	(0.5)	—	(0.5)	0.5	—	(14.8)	—	(14.8)	3.8	(11.0)
Equity contracts	(14.0)	—	(14.0)	6.0	(8.0)	(1.0)	—	(1.0)	1.0	—
Total	$(36.8)	$—	$(36.8)	$24.0	$(12.8)	$(41.7)	$—	$(41.7)	$8.0	$(33.7)
(a)  Net fair value as recorded in our Consolidated Balance Sheets.
(b)  Fair value of assets and liabilities reported on a gross basis in our Consolidated Balance Sheets.
(c)  Fair value of assets or liabilities that could be reported net in our Consolidated Balance Sheets. As of May 31, 2026, this includes no collateral received and $16.4 million of collateral pledged related to derivative instruments. As of May 25, 2025, this includes no collateral received or pledged related to derivative instruments.
AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS
As of May 31, 2026, the after-tax amounts of unrealized losses in AOCI related to hedge derivatives follows:

In Millions	After-Tax (Loss)/Gain
Unrealized loss from interest rate cash flow hedges	$(8.2)
Unrealized gain from foreign currency cash flow hedges	3.4
After-tax loss in AOCI related to hedge derivatives	$(4.8)
The net amount of pre-tax gains and losses in AOCI as of May 31, 2026, that we expect to be reclassified into net earnings within the next 12 months is a $3.9 million net loss.
CREDIT-RISK-RELATED CONTINGENT FEATURES
Certain of our derivative instruments contain provisions that require us to maintain an investment grade credit rating on our debt from each of the major credit rating agencies. If our debt were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 31, 2026, was $29.2 million.
We have posted $16.4 million collateral under these contracts.

CONCENTRATIONS OF CREDIT AND COUNTERPARTY CREDIT RISK
During fiscal 2026, customer concentration was as follows:

Percent of total	Consolidated	North America Retail	North America Foodservice	International	North America Pet
Walmart (a):
Net sales	22%	31%	11%	3%	17%
Accounts receivable		19%	8%	12%	19%
Five largest customers:
Net sales		54%	57%	30%	66%
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
The amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is $14.0 million. We have no collateral held against these contracts. Under the terms of our swap agreements, some of our transactions require collateral or other security to support financial instruments subject to threshold levels of exposure and counterparty credit risk. Collateral assets are either cash or U.S. Treasury instruments and are held in a trust account that we may access if the counterparty defaults.
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
the third parties or financial institutions. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements.
The roll forward of our obligations payable to suppliers who utilize these third-party services is as follows:

In Millions	2026	2025
Balance as of beginning of fiscal year	$1,427.5	$1,404.4
Additions, including foreign currency translation	4,130.8	4,116.8
Payments	(4,158.7)	(4,093.7)
Balance as of end of fiscal year	$1,399.6	$1,427.5
As of May 31, 2026, $1,356.5 million of our obligations were included in accounts payable and $43.1 million were included in liabilities held for sale. As of May 25, 2025, $1,427.5 million of our obligations were included in accounts payable.
NOTE 9. DEBT
NOTES PAYABLE
The components of notes payable and their respective weighted-average interest rates at the end of the periods were as follows:

	May 31, 2026		May 25, 2025
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$60.0	3.8%	$669.4	4.5%
Financial institutions	8.4	4.6	7.6	5.8
Total	$68.4	3.9%	$677.0	4.5%

To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
The following table details the credit facilities and lines of credit we had available as of May 31, 2026:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	774.5	8.4
Total	$3,474.5	$8.4
We are in compliance with all credit facility covenants.
LONG-TERM DEBT
In the fourth quarter of fiscal 2026, we issued €1.0 billion of 4.75 percent fixed-to-fixed reset rate Series A junior subordinated notes and €700.0 million of 5.25 percent fixed-to-fixed reset rate Series B junior subordinated notes, each due July 16, 2056. The interest rate of the Series A and Series B junior subordinated notes will reset on July 16, 2031 and July 16, 2034, respectively, and every fifth year thereafter. The Series A and Series B junior subordinated notes pay interest annually and may be redeemed at any time during the
90 days prior to their respective first interest reset date and on any interest payment date thereafter, in whole or in part at the principal amount thereof, and at certain other times at a defined redemption price, in each case plus accrued interest. We used the net proceeds to repay €250.0 million of floating-rate senior notes due April 22, 2026, $750.0 million of 3.2 percent fixed-rate senior notes due
February 10, 2027, $500.0 million of 4.7 percent fixed-rate senior notes due January 30, 2027, a portion of our outstanding commercial paper, and for other general corporate purposes. The early redemption of certain senior notes resulted in a net $2.0 million loss, which was recorded in Interest, net in the Consolidated Statements of (Loss) Earnings.
In the third quarter of fiscal 2026, we repaid €600.0 million of 0.45 percent fixed-rate senior notes due January 15, 2026, using proceeds from the issuance of commercial paper and cash on hand.
In the second quarter of fiscal 2026, we repaid €500.0 million of 0.125 percent fixed-rate senior notes due November 15, 2025, with cash on hand.
In the fourth quarter of fiscal 2025, we issued €750.0 million of 3.6 percent fixed-rate senior notes due April 17, 2032. We used the net proceeds to repay $800.0 million of 4.0 percent fixed-rate senior notes due April 17, 2025, and a portion of our outstanding commercial paper, as well as for general corporate purposes.
In the third quarter of fiscal 2025, we repaid $500.0 million of 5.241 percent fixed-rate senior notes due November 18, 2025, using proceeds from the issuance of commercial paper.
In the second quarter of fiscal 2025, we issued $750.0 million of 4.875 percent fixed-rate senior notes due January 30, 2030. We used the net proceeds to fund the Whitebridge Pet Brands acquisition.
In the second quarter of fiscal 2025, we issued $750.0 million of 5.25 percent fixed-rate senior notes due January 30, 2035. We used the net proceeds to fund the Whitebridge Pet Brands acquisition.
In the second quarter of fiscal 2025, we issued €250.0 million of floating-rate senior notes due April 22, 2026. We used the net proceeds to repay €250.0 million of floating-rate senior notes due November 8, 2024.
In the second quarter of fiscal 2025, we issued €500.0 million of floating-rate senior notes due October 22, 2026. We used the net proceeds to repay €500.0 million of floating-rate senior notes due November 8, 2024.

A summary of our long-term debt is as follows:

In Millions, Except Weighted-Average Interest Rate	Weighted-Average Interest Rate (a)	May 31, 2026	May 25, 2025
Senior notes due fiscal 2026	—%	$—	$1,533.9
Senior notes due fiscal 2027	2.2	1,053.3	2,276.5
Senior notes due fiscal 2028	4.2	1,400.0	1,400.0
Senior notes due fiscal 2029	4.5	1,374.4	1,352.2
Senior notes due fiscal 2030	3.9	1,500.0	1,500.0
Senior notes due fiscal 2031	3.6	583.0	568.1
Senior notes due fiscal 2032 - 2051	4.2	5,858.7	5,821.6
Junior subordinated notes due fiscal 2057 (b)	5.0	1,982.0	—
Net impact of unamortized debt discounts, debt issuance costs, interest rate swaps, and finance leases		(281.8)	(250.7)
Total debt		13,469.6	14,201.6
Less amount due within one year		(1,053.6)	(1,528.4)
Total long-term debt		$12,416.0	$12,673.2
(a) Weighted average interest rates as of May 31, 2026.
(b) The junior subordinated notes rank junior in right of payment to all of our existing senior notes.
The following table details the currency of our outstanding bonds:

In Millions	May 31, 2026	May 25, 2025
US Dollar	$7,805.3	$9,055.3
Euro	$5,946.1	$5,397.0
Certain of our long-term debt agreements contain restrictive covenants. We are in compliance with all long-term debt covenants.
Interest payments for fiscal 2026, fiscal 2025, and fiscal 2024 were as follows:

	Fiscal Year
In Millions	2026	2025	2024
Cash interest payments	$573.9	$474.4	$464.4
NOTE 10. NONCONTROLLING INTERESTS
Our principal noncontrolling interest related to our General Mills Cereals, LLC (GMC) subsidiary. The third-party holder of the GMC
Class A limited membership interest (GMC Class A Interests) received quarterly preferred distributions from available net income based on the application of a floating preferred return rate to the holder’s capital account balance established in the most recent mark-
to-market valuation. On June 1, 2024, the floating preferred return rate was reset to the sum of the three-month Term SOFR plus 261 basis points.
During the fourth quarter of fiscal 2025, we purchased the outstanding GMC Class A Interests from the third-party holder for $252.8 million. The purchase price reflected the GMC Class A Interests’ original capital account balance of $242.3 million and $10.5 million primarily related to capital account appreciation attributable and paid to the third-party holder of the Class A Interests. The capital appreciation paid to the third-party holder of the Class A Interests was recorded as a direct reduction to retained earnings, a component of stockholders’ equity, on the Consolidated Balance Sheets, and reduced net earnings available to common stockholders in our basic and diluted earnings per share (EPS) calculations.
For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of our non-wholly owned consolidated subsidiaries are included in our Consolidated Financial Statements. The third-party investor’s share of the net earnings of these subsidiaries is reflected in net earnings attributable to noncontrolling interests in our Consolidated Statements of (Loss) Earnings.
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
Share repurchases were as follows:

	Fiscal Year
In Millions	2026	2025	2024
Shares of common stock	10.0	18.7	29.2
Aggregate purchase price	$504.7	$1,213.5	$2,021.2
During the first quarter of fiscal 2026, we entered into two accelerated share repurchase (ASR) agreements with an unrelated third party financial institution to repurchase an aggregate of $500.0 million of our shares of common stock. Under the ASR agreements, we paid an aggregate of $500.0 million and received an initial delivery of 7.5 million shares of our common stock in the first quarter of fiscal 2026.
The first ASR agreement was settled in the first quarter of fiscal 2026 with a final delivery of 1.2 million additional shares. The second
ASR agreement was settled in the second quarter of fiscal 2026 with a final delivery of 1.3 million additional shares. We received a total of 10.0 million shares at an average price of $49.92, not including costs of execution or excise tax, under the ASR agreements.
The following tables provide details of total comprehensive (loss) income:

	Fiscal 2026
	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net
Net (loss) earnings, including earnings attributable to noncontrolling interests			$(87.6)	$2.3
Other comprehensive income (loss):
Foreign currency translation	$(17.6)	$28.3	10.7	—
Net actuarial loss	(57.9)	12.4	(45.5)	—
Other fair value changes:
Hedge derivatives	6.7	(2.0)	4.7	—
Reclassification to earnings:
Hedge derivatives (a)	(3.2)	1.1	(2.1)	—
Amortization of losses and prior service costs (b)	68.7	(13.8)	54.9	—
Other comprehensive income	$(3.3)	$26.0	22.7	—
Total comprehensive (loss) income			$(64.9)	$2.3
(a) Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(b) Loss reclassified from AOCI into earnings is reported in benefit plan non-service income. In the second quarter of fiscal 2026, a $6.7 million loss related to a curtailment was reclassified from AOCI into earnings and is reported in restructuring, transformation, impairment and other exit costs in our Consolidated Statements of (Loss) Earnings.

	Fiscal 2025
	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to noncontrolling interests			$2,295.2	$23.7
Other comprehensive (loss) income:
Foreign currency translation	$(161.9)	$46.6	(115.3)	0.4
Net actuarial gain	21.3	(4.1)	17.2	—
Other fair value changes:
Hedge derivatives	(8.0)	0.6	(7.4)	—
Reclassification to earnings:
Foreign currency translation (a)	33.9	—	33.9	—
Hedge derivatives (b)	(2.3)	2.1	(0.2)	—
Amortization of losses and prior service costs (c)	58.1	(11.6)	46.5	—
Other comprehensive (loss) income	$(58.9)	$33.6	(25.3)	0.4
Total comprehensive income			$2,269.9	$24.1
(a)Loss reclassified from AOCI into earnings is reported in divestitures gain, net.
(b)Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts.
(c)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.

	Fiscal 2024
	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net
Net earnings, including earnings attributable to noncontrolling interests			$2,496.6	$22.0
Other comprehensive (loss) income:
Foreign currency translation	$(98.4)	$11.7	(86.7)	0.1
Net actuarial loss	(239.4)	52.3	(187.1)	—
Other fair value changes:
Hedge derivatives	(4.4)	1.2	(3.2)	—
Reclassification to earnings:
Hedge derivatives (a)	(4.1)	1.6	(2.5)	—
Amortization of losses and prior service costs (b)	46.5	(9.8)	36.7	—
Other comprehensive (loss) income	$(299.8)	$57.0	(242.8)	0.1
Total comprehensive income			$2,253.8	$22.1
(a)Gain reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and SG&A expenses for foreign exchange contracts
(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
In fiscal 2026, 2025, and 2024, except for certain reclassifications to earnings, changes in other comprehensive (loss) income were primarily non-cash items.

Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	May 31, 2026	May 25, 2025
Foreign currency translation adjustments	$(866.0)	$(876.7)
Unrealized loss from hedge derivatives	(4.8)	(7.4)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,698.3)	(1,726.8)
Prior service credits	46.8	65.9
Accumulated other comprehensive loss	$(2,522.3)	$(2,545.0)
NOTE 12. STOCK PLANS
We use broad-based stock plans to help ensure that management’s interests are aligned with those of our shareholders. As of May 31,
2026, a total of 25.9 million shares were available for grant in the form of stock options, restricted stock, restricted stock units, and shares of unrestricted stock under the 2022 Stock Compensation Plan (2022 Plan). The 2022 Plan also provides for the issuance of cash-settled share-based units, stock appreciation rights, and performance-based stock awards. Stock-based awards now outstanding include some granted under the 2017 Stock Compensation Plan, under which no further awards may be granted. The stock plans provide for potential accelerated vesting of awards upon retirement, termination, or death of eligible employees and directors.
Stock Options
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Fiscal Year
	2026	2025	2024
Estimated fair values of stock options granted	$9.45	$13.26	$17.47
Assumptions:
Risk-free interest rate	4.2%	4.5%	4.0%
Expected term	8.0 years	8.5 years	8.5 years
Expected volatility	22.3%	21.6%	21.5%
Dividend yield	4.7%	3.8%	2.8%
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
Any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings
(referred to as a windfall tax benefit) is presented in our Consolidated Statements of Cash Flows as an operating cash flow. Realized windfall tax benefits and shortfall tax deficiencies related to the exercise or vesting of stock-based awards are recognized in the
Consolidated Statements of (Loss) Earnings.

(Shortfall) windfall tax benefits from stock-based payments in income tax expense in our Consolidated Statements of (Loss) Earnings were as follows:

	Fiscal Year
In Millions	2026	2025	2024
(Shortfall) windfall tax benefits from stock-based payments	$(1.7)	$5.3	$10.2
Under the 2022 Plan, options may be priced at 100 percent or more of the fair market value on the date of grant, generally issued with four-year graded vesting or four-year cliff vesting. Options generally expire within 10 years and one month after the date of grant. As of May 31, 2026, stock option awards outstanding include some granted under the 2017 Stock Compensation Plan.
Information on stock option activity follows:

	Options Outstanding (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Balance as of May 25, 2025	12,433.6	$59.84	4.7	$14.4
Granted	1,566.6	51.81
Exercised	(3.4)	46.06
Forfeited or expired	(665.3)	57.70
Outstanding as of May 31, 2026	13,331.5	$59.00	4.4	$—
Exercisable as of May 31, 2026	9,444.5	$57.61	2.9	$—
Stock-based compensation expense related to stock option awards was as follows:

	Fiscal Year
In Millions	2026	2025	2024
Compensation expense related to stock option awards	$15.2	$15.8	$13.9
Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Fiscal Year
In Millions	2026	2025	2024
Net cash proceeds	$0.5	$43.0	$25.5
Intrinsic value of options exercised	$—	$11.7	$7.6

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
payment if the awards vest. As of May 31, 2026, restricted stock units and performance share units include some granted under the
2017 Stock Compensation Plan.
Information on restricted stock unit and performance share unit activity follows:

	Equity Classified		Liability Classified
	Share-Settled Units (Thousands)	Weighted-Average Grant-Date Fair Value	Share-Settled Units (Thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of May 25, 2025	4,090.3	$66.90	58.9	$66.63
Granted	2,058.5	51.10	33.2	50.89
Vested	(1,663.8)	65.31	(25.8)	64.39
Forfeited	(845.4)	59.67	(3.5)	61.23
Non-vested as of May 31, 2026	3,639.6	$60.37	62.8	$59.53

	Fiscal Year
	2026	2025	2024
Number of units granted (thousands)	2,091.7	1,698.0	1,517.8
Weighted-average price per unit	$51.09	$63.37	$73.38
The total grant-date fair value of restricted stock unit awards that vested was $110.3 million in fiscal 2026, $113.8 million in fiscal
2025, and $92.9 million in fiscal 2024.
As of May 31, 2026, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $109.4 million. This expense will be recognized over 21 months, on average.
Stock-based compensation expense related to restricted stock units and performance share units was as follows:

	Fiscal Year
In Millions	2026	2025	2024
Compensation expense related to restricted stock units and performance share units	$64.2	$75.9	$81.4
Compensation expense related to stock-based payments recognized in our Consolidated Statements of (Loss) Earnings includes amounts recognized in restructuring, transformation, impairment, and other exit costs for fiscal year 2026.

NOTE 13. EARNINGS PER SHARE
Basic and diluted EPS were calculated using the following:

	Fiscal Year
In Millions, Except per Share Data	2026	2025	2024
Net (loss) earnings attributable to General Mills - as reported	$(87.6)	$2,295.2	$2,496.6
Capital appreciation paid on Class A Interests in GMC (a)	—	(10.5)	—
Net (loss) earnings for EPS calculation	$(87.6)	$2,284.7	$2,496.6
Average number of common shares - basic EPS	537.7	554.5	575.5
Incremental share effect from: (b) (c)
Stock options	—	1.2	1.8
Restricted stock units and performance share units	—	1.8	2.2
Average number of common shares - diluted EPS	537.7	557.5	579.5
(Loss) earnings per share — basic	$(0.16)	$4.12	$4.34
(Loss) earnings per share — diluted	$(0.16)	$4.10	$4.31
(a)Please see Note 10 for additional information.
(b)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Fiscal Year
In Millions	2026	2025	2024
Anti-dilutive stock options, restricted stock units, and performance share units (c)	15.1	4.7	2.1
(c)During fiscal 2026, we reported a net loss attributable to General Mills. Inclusion of dilutive shares would result in a lower loss per share. As a result, the dilutive shares are considered to be antidilutive and were excluded from the calculation of diluted EPS for fiscal 2026.
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
We made no voluntary contributions to our principal U.S. plans in fiscal 2026 or fiscal 2025. We do not expect to be required to make any contributions to our principal U.S. plans in fiscal 2027. Our principal U.S. retirement plan covering salaried employees has a provision that any excess pension assets would be allocated to active participants if the plan is terminated within five years of a change in control. All salaried employees hired on or after June 1, 2013, are eligible for a retirement program that does not include a defined benefit pension plan.
Other Postretirement Benefit Plans
We also sponsor plans that provide health care benefits to many of our retirees in the United States, Canada, and Brazil. The U.S.
salaried health care benefit plan is contributory, with retiree contributions based on years of service. We make decisions to fund related trusts for certain employees and retirees on an annual basis. We made no voluntary contributions to these plans in fiscal 2026 or fiscal 2025. We do not expect to be required to make any contributions to these plans in fiscal 2027.

Health Care Cost Trend Rates
Assumed health care cost trends are as follows:

	Fiscal Year
	2026	2025
Health care cost trend rate for next year	7.7% and 7.7%	7.9% and 7.9%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2034	2034
We review our health care cost trend rates annually. Our review is based on data we collect about our health care claims experience and information provided by our actuaries. This information includes recent plan experience, plan design, overall industry experience and projections, and assumptions used by other similar organizations. Our initial health care cost trend rate is adjusted as necessary to remain consistent with this review, recent experiences, and short-term expectations. Our initial health care cost trend rate assumption is 7.7 percent for retirees age 65 and over and for retirees under age 65 at the end of fiscal 2026. Rates are graded down annually until the ultimate trend rate of 4.5 percent is reached in 2034 for all retirees. The trend rates are applicable for calculations only if the retirees’ benefits increase as a result of health care inflation. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Assumed trend rates for health care costs have an important effect on the amounts reported for the other postretirement benefit plans.
Postemployment Benefit Plans
Under certain circumstances, we also provide accruable benefits, primarily severance and gratuity, to former and inactive employees in the United States, Canada, Mexico, and other foreign jurisdictions. We recognize an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) are charged to expense when incurred. Our postemployment benefit plans are unfunded.

Summarized financial information about defined benefit pension, other postretirement benefit, and postemployment benefit plans is presented below:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2026	2025	2026	2025	2026	2025
Change in Plan Assets:
Fair value at beginning of year	$5,317.2	$5,439.7	$458.0	$463.2
Actual return on assets	383.4	188.6	61.5	35.7
Employer contributions	31.6	30.7	0.1	0.1
Plan participant contributions	3.6	2.4	6.6	6.6
Benefits payments	(359.6)	(349.5)	(44.5)	(47.6)
Foreign currency	0.2	5.3	—	—
Fair value at end of year (a)	$5,376.4	$5,317.2	$481.7	$458.0
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$5,627.5	$5,801.7	$337.4	$403.0	$123.1	$129.0
Service cost	42.2	51.8	2.3	4.3	6.9	7.0
Interest cost	291.5	306.9	16.4	21.1	3.5	4.0
Plan amendment	2.2	0.4	3.1	—	—	—
Curtailment/other	—	—	(0.5)	—	7.0	8.1
Plan participant contributions	3.6	2.4	6.6	6.6	—	—
Actuarial loss (gain)	50.0	(191.4)	4.4	(48.1)	(5.4)	(2.1)
Benefits payments	(359.6)	(349.5)	(49.8)	(49.0)	(17.3)	(22.9)
Reclassified to liabilities held for sale (b)	—	—	(4.3)	—	—	—
Foreign currency	1.7	5.2	—	(0.5)	—	—
Projected benefit obligation at end of year (a)	$5,659.1	$5,627.5	$315.6	$337.4	$117.8	$123.1
Plan assets (less) more than benefit obligation as of fiscal year end	$(282.7)	$(310.3)	$166.1	$120.6	$(117.8)	$(123.1)
(a)  Plan assets and obligations are measured as of May 31, 2026, and May 31, 2025.
(b)  Relates to our held for sale business in Brazil. Please see Note 3 for additional information on other postretirement benefit plan liabilities classified as held for sale as of May 31, 2026.
During fiscal 2026, defined benefit pension obligations remained relatively flat and the decrease in other postretirement obligations was primarily driven by lower interest and service costs. During fiscal 2025, the decrease in defined benefit pension obligations was primarily driven by actuarial gains due to an increase in the discount rate, and the decrease in other postretirement obligations was primarily driven by actuarial gains due to plan experience.
As of May 31, 2026, other postretirement benefit plans had benefit obligations of $4.9 million that are unfunded. In addition, $4.3 million of unfunded benefit obligations for other postretirement benefit plans were classified as held for sale as of May 31, 2026. As of May 25, 2025, other postretirement benefit plans had benefit obligations of $9.4 million that are unfunded. Postemployment benefit plans are not funded and had benefit obligations of $117.8 million and $123.1 million as of May 31, 2026, and May 25, 2025, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $5,605.6 million as of May 31, 2026, and $5,540.2 million as of May 25, 2025.

Amounts recognized in AOCI as of May 31, 2026, and May 25, 2025, are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions	2026	2025	2026	2025	2026	2025	2026	2025
Net actuarial (loss) gain	$(1,911.3)	$(1,935.4)	$212.1	$212.7	$0.9	$(4.1)	$(1,698.3)	$(1,726.8)
Prior service (costs) credits	(6.3)	(7.5)	48.0	67.4	5.1	6.0	46.8	65.9
Amounts recorded in accumulated other comprehensive loss	$(1,917.6)	$(1,942.9)	$260.1	$280.1	$6.0	$1.9	$(1,651.5)	$(1,660.9)
Plans with accumulated benefit obligations in excess of plan assets as of May 31, 2026, and May 25, 2025, are as follows:

	Defined Benefit Pension Plans
	Fiscal Year
In Millions	2026	2025
Projected benefit obligation	$453.4	$449.7
Accumulated benefit obligation	446.4	440.1
Plan assets at fair value	$20.7	$16.3
Components of net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
In Millions	2026	2025	2024	2026	2025	2024	2026	2025	2024
Service cost	$42.2	$51.8	$56.8	$2.3	$4.3	$4.7	$6.9	$7.0	$7.4
Interest cost	291.5	306.9	296.5	16.4	21.1	21.3	3.5	4.0	4.0
Expected return on plan assets	(405.3)	(420.1)	(417.7)	(33.6)	(35.9)	(34.7)	—	—	—
Amortization of losses (gains)	108.7	100.4	86.5	(25.9)	(20.5)	(20.4)	0.3	0.5	0.1
Amortization of prior service costs (credits)	1.2	1.4	1.8	(21.2)	(22.1)	(21.8)	(1.1)	(1.6)	0.3
Other adjustments	—	—	—	—	—	—	7.7	11.5	8.3
Settlement or curtailment loss (gain)	6.7	—	(4.0)	(0.5)	—	—	—	—	—
Net expense (income)	$45.0	$40.4	$19.9	$(62.5)	$(53.1)	$(50.9)	$17.3	$21.4	$20.1
Assumptions
Weighted-average assumptions used to determine fiscal year-end benefit obligations are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Fiscal Year		Fiscal Year		Fiscal Year
	2026	2025	2026	2025	2026	2025
Discount rate	5.72%	5.79%	5.54%	5.67%	4.97%	5.04%
Rate of salary increases	3.87	3.88	—	—	4.12	4.13

Weighted-average assumptions used to determine fiscal year net periodic benefit expense are as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans			Postemployment Benefit Plans
	Fiscal Year			Fiscal Year			Fiscal Year
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Discount rate	5.79%	5.52%	5.18%	5.67%	5.52%	5.19%	5.04%	5.05%	4.55%
Service cost effective rate	6.02	5.58	5.27	6.11	5.58	5.15	5.42	5.37	5.00
Interest cost effective rate	5.32	5.40	5.06	5.34	5.38	4.96	4.91	5.05	4.61
Rate of salary increases	3.88	4.23	4.20	—	—	—	4.13	4.46	4.46
Expected long-term rate of return on plan assets	7.52	7.63	7.13	7.35	7.79	7.34	—	—	—
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

	May 31, 2026				May 31, 2025
In Millions	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Fair value measurement of pension plan assets:
Equity (a)	$200.3	$375.9	$—	$576.2	$200.6	$383.8	$—	$584.4
Fixed income (b)	1,476.4	2,268.0	—	3,744.4	1,529.7	2,019.2	—	3,548.9
Real asset investments (c)	55.6	—	—	55.6	59.7	—	—	59.7
Other investments (d)	—	—	0.1	0.1	—	—	0.1	0.1
Cash and accruals	96.6	0.1	—	96.7	137.2	0.1	—	137.3
Fair value measurement of pension plan assets	$1,828.9	$2,644.0	$0.1	$4,473.0	$1,927.2	$2,403.1	$0.1	$4,330.4
Assets measured at net asset value (e)				903.4				986.8
Total pension plan assets				$5,376.4				$5,317.2

Fair value measurement of postretirement benefit plan assets:
Fixed income (b)	$87.1	$—	$—	$87.1	$90.5	$—	$—	$90.5
Cash and accruals	40.0	—	—	40.0	33.7	—	—	33.7
Fair value measurement of postretirement benefit plan assets	$127.1	$—	$—	$127.1	$124.2	$—	$—	$124.2
Assets measured at net asset value (e)				354.6				333.8
Total postretirement benefit plan assets				$481.7				$458.0
(a)Primarily publicly traded common stock for purposes of total return and to maintain equity exposure consistent with policy allocations.
Investments include: United States and international public equity securities, mutual funds, and equity futures valued at closing prices from national exchanges, commingled funds valued at fair value using the unit values provided by the investment managers.
(b)Primarily government and corporate debt securities and futures for purposes of total return, managing fixed income exposure to policy allocations, and duration targets. Investments include: fixed income securities and bond derivatives generally valued at closing prices from national exchanges, fixed income pricing models, and independent financial analysts; and fixed income commingled funds valued at unit values provided by the investment managers, which are based on the fair value of the underlying investments.
(c)Publicly traded common stocks in energy, real estate, and infrastructure for the purpose of total return, which are generally valued at closing prices from national exchanges.
(d)Insurance and annuity contracts to provide a stable stream of income for pension retirees. Fair values are based on the fair value of the underlying investments and contract fair values established by the providers.
(e)Primarily limited partnerships, trust-owned life insurance, common collective trusts, and certain private equity securities that are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.
There were no transfers into level 3 investments in fiscal 2026 or fiscal 2025.
Expected Rate of Return on Plan Assets
Our expected rate of return on plan assets is determined by our asset allocation, our historical long-term investment performance, our estimate of future long-term returns by asset class (using input from our actuaries, investment services, and investment managers), and long-term inflation assumptions. We review this assumption annually for each plan; however, our annual investment performance for one particular year does not, by itself, significantly influence our evaluation.

Weighted-average asset allocations for our defined benefit pension and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	Fiscal Year		Fiscal Year
	2026	2025	2026	2025
Asset category:
United States equities	6.4%	6.4%	24.3%	26.0%
International equities	4.0	4.4	12.6	14.9
Private equities	7.9	9.3	7.2	9.1
Fixed income	73.6	70.9	55.9	50.0
Real assets	8.1	9.0	—	—
Total	100.0%	100.0%	100.0%	100.0%
The investment objective for our defined benefit pension and other postretirement benefit plans is to secure the benefit obligations to participants at a reasonable cost to us. Our goal is to maintain the funded status of our qualified plans. The defined benefit pension plan and other postretirement benefit plan portfolios are broadly diversified across asset classes. Within asset classes, the portfolios are further diversified across investment styles and investment organizations. For the U.S. defined benefit pension plans, the long-term investment policy allocation is: 8 percent to equities in the United States; 4 percent to international equities; 7 percent to private equities; 73 percent to fixed income; and 8 percent to real assets (real estate, energy, and infrastructure). For other U.S. postretirement benefit plans, the long-term investment policy allocations are: 23 percent to equities in the United States; 12 percent to international equities; 5 percent to total private equities; and 60 percent to fixed income. The actual allocations to these asset classes may vary tactically around the long-term policy allocations based on relative market valuations.
Contributions and Future Benefit Payments
We do not expect to be required to make contributions to our defined benefit pension, other postretirement benefit, and postemployment benefit plans in fiscal 2027. Actual fiscal 2027 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts and future changes in regulatory requirements. Estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid from fiscal 2027 to fiscal 2036 as follows:

In Millions	Defined Benefit Pension Plans	Other Postretirement Benefit Plans Gross Payments	Postemployment Benefit Plans
Fiscal 2027	$372.6	$30.9	$21.6
Fiscal 2028	377.2	30.0	18.1
Fiscal 2029	381.6	29.2	16.2
Fiscal 2030	385.4	28.6	14.7
Fiscal 2031	389.2	27.4	13.6
Fiscal 2032 - 2036	1,969.5	125.3	58.5
Defined Contribution Plans
The General Mills Savings Plan is a defined contribution plan that covers domestic salaried, hourly, nonunion, and certain union employees. This plan is a 401(k) savings plan that includes a number of investment funds, including a Company stock fund and an
Employee Stock Ownership Plan (ESOP). Effective October 1, 2025, General Mills merged a money purchase plan for certain domestic hourly employees into the General Mills Savings Plan. Assets of $20.1 million were transferred into the General Mills
Savings Plan, and no separate assets remained in the money purchase plan as of May 31, 2026. We also sponsor defined contribution plans in many of our foreign locations. Our total recognized expense related to defined contribution plans was $97.6 million in fiscal
2026, $96.1 million in fiscal 2025, and $94.0 million in fiscal 2024.
We match a percentage of employee contributions to the General Mills Savings Plan. The Company match is directed to investment options of the participant’s choosing. The number of shares of our common stock allocated to participants in the ESOP was 2.9 million as of May 31, 2026, and 3.2 million as of May 25, 2025. The ESOP’s only assets are our common stock and temporary cash balances.
The Company stock fund and the ESOP collectively held $172.6 million and $292.7 million of Company common stock as of May 31,
2026, and May 25, 2025, respectively.

NOTE 15. INCOME TAXES
The components of earnings before income taxes and after-tax (loss) earnings from joint ventures and the corresponding income taxes thereon are as follows:

	Fiscal Year
In Millions	2026	2025	2024
Earnings before income taxes and after-tax (loss) earnings from joint ventures:
United States	$441.7	$2,493.2	$2,907.0
Foreign	(36.2)	341.8	121.3
Total earnings before income taxes and after-tax earnings (loss) from joint ventures	$405.5	$2,835.0	$3,028.3
Income taxes:
Currently payable:
Federal	$101.2	$549.0	$512.8
State and local	65.6	80.1	72.0
Foreign	44.3	65.5	58.2
Total current	211.1	694.6	643.0
Deferred:
Federal	216.7	(62.6)	27.4
State and local	1.9	(3.3)	9.7
Foreign	(15.4)	(55.0)	(85.6)
Total deferred	203.2	(120.9)	(48.5)
Total:
Federal	317.9	486.4	540.2
State and local	67.5	76.8	81.7
Foreign	28.9	10.5	(27.4)
Total income taxes	$414.3	$573.7	$594.5
In fiscal 2026, we recorded a $1,500.0 million impairment charge related to the North America Pet reporting unit goodwill, which is not deductible for tax purposes. Please see Note 6 for additional information.

The following table reconciles the United States federal statutory income tax with our effective income tax for fiscal 2026:

	Amount	Percent
United States federal statutory tax	$85.2	21.0%
State and local income taxes, net of federal tax benefits (a)	53.0	13.1
Foreign tax effects
Switzerland
Basis difference	45.3	11.2
Other	(5.2)	(1.3)
Other foreign jurisdictions	11.3	2.8
Effect of cross-border laws (b)	(3.6)	(0.9)
Tax Credits
Research and development	(17.5)	(4.3)
Other	(14.0)	(3.4)
Changes in valuation allowances	(33.1)	(8.2)
Nontaxable or nondeductible items
Nondeductible goodwill	347.5	85.7
Other	5.5	1.4
Changes in unrecognized tax benefits	(9.5)	(2.4)
Other adjustments
Basis difference	(61.7)	(15.2)
Other	11.1	2.7
Effective income tax	$414.3	102.2%
(a)State taxes in California, Georgia, Illinois, New Jersey, Pennsylvania, Texas, and Wisconsin comprised the majority (greater than 50 percent) of the tax effect in this category.
(b)Includes the impact of any tax credits.
The following table reconciles the United States federal statutory income tax rate to the effective income tax rate for fiscal 2025 and fiscal 2024.

	Fiscal Year
	2025	2024
United States federal statutory tax	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.1	2.1
Foreign rate differences	(1.7)	(1.6)
Research and development tax credit	(1.5)	(1.2)
Stock based compensation	(0.2)	(0.3)
Divestitures, net	(0.3)	—
Other, net	0.8	(0.4)
Effective income tax rate	20.2%	19.6%

Net income tax payments for fiscal 2026 were as follows:

In Millions	Fiscal Year 2026
United States — federal	$258.7
United States — state and local	72.1
Foreign	60.1
Total income taxes paid, net of refunds	$390.9
Net income tax payments for fiscal 2025 and fiscal 2024 were as follows:

	Fiscal Year
In Millions	2025	2024
Total income taxes paid, net of refunds	$599.2	$660.5
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

In Millions	May 31, 2026	May 25, 2025
Accrued liabilities	$40.4	$42.9
Compensation and employee benefits	119.1	144.3
Unrealized hedges	17.5	23.1
Pension	62.9	74.2
Tax credit carryforwards	89.8	58.1
Stock, partnership, and miscellaneous investments	2.8	4.0
Capitalized research and development	39.8	305.5
Prepayments	—	65.9
Capital losses	26.5	28.5
Net operating losses	35.7	265.2
Other	138.3	161.1
Gross deferred tax assets	572.8	1,172.8
Valuation allowance	214.6	253.7
Net deferred tax assets	358.2	919.1
Brands	1,341.5	1,436.0
Fixed assets	394.3	496.1
Intangible assets	199.0	247.3
Inventories	33.7	31.3
Stock, partnership, and miscellaneous investments	532.5	512.2
Other	123.0	110.9
Gross deferred tax liabilities	2,624.0	2,833.8
Net deferred tax liability	$2,265.8	$1,914.7
We have established a valuation allowance against certain of the categories of deferred tax assets described above as current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., ordinary income versus capital gain income) within the carryforward period to allow us to realize these deferred tax benefits.
Deferred income taxes classified as held for sale as of May 31, 2026, are excluded from the amounts above. See Note 3 for additional information.

Information about our valuation allowance follows:

In Millions	May 31, 2026
Pillsbury acquisition losses	$109.0
State and foreign loss carryforwards	50.1
Capital loss carryforwards	26.5
Other	29.0
Total	$214.6
As of May 31, 2026, we believe it is more-likely-than-not that the remainder of our deferred tax assets are realizable.
Information about our tax loss carryforwards follows:

In Millions	May 31, 2026
Foreign loss carryforwards	$28.0
Federal operating loss carryforwards	1.3
State operating loss carryforwards	6.4
Total tax loss carryforwards	$35.7
Our foreign loss carryforwards expire as follows:

In Millions	May 31, 2026
Expire in fiscal 2027 and 2028	$1.3
Expire in fiscal 2029 and beyond	9.2
Do not expire	17.5
Total foreign loss carryforwards	$28.0
On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the immediate expensing of research and development expenditures, and 100 percent bonus depreciation on qualified property. The impacts of the OBBBA are reflected in our results for the fiscal year ended May 31, 2026, and there was no material impact to our income tax expense. As of the fiscal year ended
May 31, 2026, certain provisions of the OBBBA have impacted the timing of cash tax payments.
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
As of May 31, 2026, we have not recognized a deferred tax liability for unremitted earnings from foreign operations because we currently believe our subsidiaries have invested the undistributed earnings indefinitely or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested earnings. Deferred taxes are recorded for earnings of our foreign operations when we determine that such earnings are no longer indefinitely reinvested.
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
The following table sets forth changes in our total gross unrecognized tax benefit liabilities, excluding accrued interest, for fiscal 2026 and fiscal 2025. Approximately $94.5 million of this total in fiscal 2026 represents the amount that, if recognized, would affect our effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table because certain portions of the liabilities below would impact deferred taxes if recognized. We also would record a decrease in U.S. federal income taxes upon recognition of the state tax benefits included therein. Our unrecognized tax benefit liability was classified in other liabilities.

	Fiscal Year
In Millions	2026	2025
Balance, beginning of year	$199.0	$149.0
Tax positions related to current year:
Additions	51.2	48.7
Tax positions related to prior years:
Additions	2.8	13.0
Reductions	(38.1)	(2.8)
Settlements	(6.3)	(2.6)
Lapses in statutes of limitations	(4.7)	(6.3)
Balance, end of year	$203.9	$199.0
We report accrued interest and penalties related to unrecognized tax benefit liabilities in income tax expense. For fiscal 2026, we recognized a net expense of $3.0 million of tax-related net interest and penalties, and had $29.1 million of accrued interest and penalties as of May 31, 2026. For fiscal 2025, we recognized a net expense of $2.7 million of tax-related net interest and penalties, and had $27.0 million of accrued interest and penalties as of May 25, 2025.
NOTE 16. COMMITMENTS AND CONTINGENCIES
As of May 31, 2026, we have issued guarantees with various terms of $164.4 million for the debt and other obligations of non-
consolidated affiliates, mainly CPW. This amount represents the maximum potential obligation that would be required to pay under the guarantees. We have determined the likelihood of any significant amounts being paid under these guarantees to be remote. Off-
balance sheet arrangements were not material as of May 31, 2026.
NOTE 17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We operate in the packaged foods industry. Our operating segments are as follows: North America Retail, International, North
America Pet, and North America Foodservice.
Our North America Retail operating segment reflects business with a wide variety of grocery stores, mass merchandisers, membership stores, natural food chains, drug, dollar and discount chains, convenience stores, and e-commerce grocery providers. Our product categories in this business segment include ready-to-eat cereals, soup, meal kits, refrigerated and frozen dough products, dessert and baking mixes, frozen pizza and pizza snacks, snack bars, fruit snacks, savory snacks, and a wide variety of organic products including ready-to-eat cereal, frozen vegetables, meal kits, fruit snacks and snack bars.

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
Our operating segment results were as follows:

	Fiscal Year 2026
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$10,571.8	$3,043.8	$2,613.3	$2,169.5	$18,398.4
Corporate and other net sales					26.2
Total net sales					$18,424.6
Cost of sales	$6,793.2	$2,235.5	$1,568.6	$1,663.3
Selling, general, and administrative expenses	1,589.6	619.6	545.9	173.2
Segment operating profit	$2,189.0	$188.7	$498.8	$333.0	$3,209.5
Unallocated corporate items					402.3
Divestitures gain, net					(1,049.4)
Restructuring, transformation, impairment, and other exit costs					2,970.8
Operating profit					$885.8

	Fiscal Year 2025
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$11,907.0	$2,797.8	$2,470.8	$2,300.9	$19,476.5
Corporate and other net sales					10.1
Total net sales					$19,486.6
Cost of sales	$7,472.1	$2,110.6	$1,476.4	$1,772.9
Selling, general, and administrative expenses	1,705.0	590.8	493.4	172.6
Segment operating profit	$2,729.9	$96.4	$501.0	$355.4	$3,682.7
Unallocated corporate items					395.5
Divestiture gain					(95.9)
Restructuring, transformation, impairment, and other exit costs					78.3
Operating profit					$3,304.8

	Fiscal Year 2024
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$12,473.4	$2,746.5	$2,375.8	$2,258.7	$19,854.4
Corporate and other net sales					2.8
Total net sales					$19,857.2
Cost of sales	$7,650.8	$2,073.4	$1,446.8	$1,781.9
Selling, general, and administrative expenses	1,742.2	547.9	443.1	161.3
Segment operating profit	$3,080.4	$125.2	$485.9	$315.5	$4,007.0
Unallocated corporate items					333.9
Restructuring, impairment, and other exit costs					241.4
Operating profit					$3,431.7
Net sales for our North America Retail operating units were as follows:

	Fiscal Year
In Millions	2026	2025	2024
Big G Cereal & Canada (a)	$3,153.4	$4,311.8	$4,610.2
U.S. Snacks	3,212.6	3,356.3	3,538.9
U.S. Meals & Baking Solutions	4,205.8	4,238.9	4,324.3
Total	$10,571.8	$11,907.0	$12,473.4
(a)Upon completion of the United States yogurt business divestiture in fiscal 2026, the former U.S. Morning Foods and Canada operating units were combined into a new Big G Cereal & Canada operating unit. Prior period amounts have been recast to conform to the current period presentation. This did not result in a change to the composition of our reportable segments or information reviewed by our CODM.

Net sales by class of similar products were as follows:

	Fiscal Year
In Millions	2026	2025	2024
Snacks	$4,138.5	$4,187.4	$4,327.3
Cereal	3,089.7	3,078.6	3,187.5
Convenient meals	2,870.9	2,816.1	2,906.5
Pet	2,766.4	2,585.8	2,382.7
Dough	2,396.0	2,384.2	2,423.6
Baking mixes and ingredients	1,926.1	1,940.2	1,996.0
Yogurt	102.0	1,391.6	1,482.5
Super-premium ice cream	782.7	721.6	728.7
Other	352.3	381.1	422.4
Total	$18,424.6	$19,486.6	$19,857.2
The following tables provide financial information by geographic area:

	Fiscal Year
In Millions	2026	2025	2024
Net sales:
United States	$14,704.7	$15,780.4	$16,062.2
Non-United States	3,719.9	3,706.2	3,795.0
Total	$18,424.6	$19,486.6	$19,857.2

In Millions	May 31, 2026	May 25, 2025
Cash and cash equivalents:
United States	$46.2	$47.8
Non-United States	407.6	316.1
Total	$453.8	$363.9

In Millions	May 31, 2026	May 25, 2025
Land, buildings, and equipment:
United States	$2,965.6	$3,036.6
Non-United States	477.8	596.0
Total	$3,443.4	$3,632.6
Please see Note 3 for additional information on cash and cash equivalents and land, buildings, and equipment classified as held for sale as of May 31, 2026, and therefore excluded from the information above.
NOTE 18. SUPPLEMENTAL INFORMATION
The components of certain Consolidated Balance Sheets accounts are as follows:

In Millions	May 31, 2026	May 25, 2025
Receivables:
Customers	$1,679.9	$1,829.1
Less allowance for doubtful accounts	(33.1)	(33.2)
Total	$1,646.8	$1,795.9

In Millions	May 31, 2026	May 25, 2025
Inventories:
Finished goods	$1,914.1	$1,883.9
Raw materials and packaging	488.2	460.0
Grain	101.9	112.5
Excess of FIFO over LIFO cost (a)	(586.3)	(545.6)
Total	$1,917.9	$1,910.8
(a)Inventories of $1,278.3 million as of May 31, 2026, and $1,305.6 million as of May 25, 2025, were valued at LIFO. During fiscal 2026, LIFO inventory layers were reduced. Results of operations were not materially affected by these liquidations of LIFO inventory. The difference between replacement cost and the stated LIFO inventory value is not materially different from the reserve for the LIFO valuation method.

In Millions	May 31, 2026	May 25, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$284.9	$269.0
Other receivables	243.2	141.2
Derivative receivables	53.4	11.6
Miscellaneous	18.3	42.9
Total	$599.8	$464.7

In Millions	May 31, 2026	May 25, 2025
Land, buildings, and equipment:
Equipment	$6,971.3	$6,722.2
Buildings	2,528.1	2,535.8
Construction in progress	487.6	598.1
Capitalized software	470.2	531.6
Land	46.9	50.4
Equipment under finance lease	7.2	7.3
Buildings under finance lease	0.3	0.3
Total land, buildings, and equipment	10,511.6	10,445.7
Less accumulated depreciation	(7,068.2)	(6,813.1)
Total	$3,443.4	$3,632.6

In Millions	May 31, 2026	May 25, 2025
Other assets:
Right of use operating lease assets	$384.8	$399.1
Investments in and advances to joint ventures	254.7	431.9
Pension assets	185.0	144.7
Deferred income taxes	—	186.1
Miscellaneous	291.2	297.2
Total	$1,115.7	$1,459.0

In Millions	May 31, 2026	May 25, 2025
Other current liabilities:
Accrued trade and consumer promotions	$547.0	$527.2
Accrued payroll	284.3	311.7
Accrued interest, including interest rate swaps	128.6	148.9
Current portion of operating lease liabilities	102.0	115.3
Restructuring, transformation, and other exit costs reserve	49.9	77.1
Accrued taxes	49.8	102.1
Dividends payable	23.0	22.9
Derivative payables	15.1	31.5
Miscellaneous	273.1	287.3
Total	$1,472.8	$1,624.0

In Millions	May 31, 2026	May 25, 2025
Other non-current liabilities:
Accrued compensation and benefits, including obligations for underfunded other postretirement benefit and postemployment benefit plans	$641.1	$642.5
Non-current portion of operating lease liabilities	300.4	302.8
Accrued taxes	157.9	215.9
Miscellaneous	80.8	67.4
Total	$1,180.2	$1,228.6
Please see Note 3 for additional information on certain assets and liabilities classified as held for sale as of May 31, 2026.
Certain Consolidated Statements of (Loss) Earnings amounts are as follows:

	Fiscal Year
In Millions	2026	2025	2024
Depreciation and amortization	$555.2	$539.0	$552.7
Research and development expense	256.0	256.6	257.8
Advertising and media expense (including production and communication costs)	873.6	847.5	824.6
The components of interest, net are as follows:

	Fiscal Year
In Millions	2026	2025	2024
Interest expense	$581.1	$559.6	$509.4
Capitalized interest	(11.5)	(10.8)	(11.4)
Interest income	(31.0)	(24.6)	(18.8)
Interest, net	$538.6	$524.2	$479.2

NOTE 19. QUARTERLY DATA (UNAUDITED)
Summarized quarterly data for fiscal 2026 and fiscal 2025 follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
In Millions, Except Per Share Amounts	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$4,517.5	$4,848.1	$4,860.8	$5,240.1	$4,436.7	$4,842.2	$4,609.6	$4,556.2
Gross margin	1,532.8	1,688.8	1,692.5	1,931.1	1,366.9	1,639.1	1,603.5	1,474.0
Net earnings (loss) attributable to General Mills	1,204.2	579.9	413.0	795.7	303.1	625.6	(2,007.9)	294.0
EPS:
Basic	$2.22	$1.03	$0.78	$1.43	$0.57	$1.14	$(3.74)	$0.53
Diluted	$2.22	$1.03	$0.78	$1.42	$0.56	$1.12	$(3.74)	$0.53
In the fourth quarter of fiscal 2026, we recorded a $1,500.0 million non-cash goodwill impairment charge related to our North
America Pet reporting unit and $250.0 million of non-cash impairment charges related to our Nudges and True Chews brand intangible assets. Also, we recorded a $1,031.8 million non-cash pre-tax valuation loss related to the planned divestiture of our Brazil business.
Additionally, we recorded $20.0 million of restructuring charges related to the multi-year organizational initiative to increase the competitiveness of our supply chain and $12.2 million of restructuring and transformation charges related to actions previously announced. In addition, after-tax loss from joint ventures was $17.6 million, primarily driven by our share of losses related to the sale of certain assets at CPW. We also recorded $14.8 million of transaction costs, primarily related to the definitive agreement to sell our
Brazil business.
In the fourth quarter of fiscal 2025, we approved a multi-year global transformation initiative to drive increased productivity by enhancing end-to-end business processes and recorded $70.1 million of charges. We also recorded $17.4 million of restructuring charges related to actions previously announced. Additionally, we purchased the outstanding GMC Class A Interests from the third-
party holder for $252.8 million, which reflected an original capital account balance of $242.3 million and $10.5 million primarily related to capital account appreciation. We also recorded $16.2 million of transaction costs, primarily related to the definitive agreement to sell our U.S. yogurt business, and $6.7 million of integration costs related to the fiscal 2025 acquisition of Whitebridge
Pet Brands and the fiscal 2024 acquisition of a pet food business in Europe.

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
OCI. Other comprehensive (loss) income.
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
ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A - Controls and Procedures
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of General Mills, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive
Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of May 31, 2026.
KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

/s/ J. L. Harmening	/s/ K. A. Bruce

J. L. Harmening	K. A. Bruce
Chief Executive Officer	Chief Financial Officer
July 1, 2026
Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included in the
“Report of Independent Registered Public Accounting Firm” in Item 8 of this report.
ITEM 9B - Other Information
During the fiscal quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10 - Directors, Executive Officers and Corporate Governance
The information contained in the sections entitled “Proposal Number 1 - Election of Directors,” “Shareholder Director Nominations,”
and “Delinquent Section 16(a) Reports” contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is
incorporated herein by reference. The information regarding our insider trading policy set forth in the section entitled “Key Policies –
Supplemental Information” contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Information regarding our executive officers is set forth in Item 1 of this report.
The information regarding our Audit Committee, including the members of the Audit Committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive Proxy Statement for our
2026 Annual Meeting of Shareholders is incorporated herein by reference.
We have adopted a Code of Conduct applicable to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available on our website at https://www.generalmills.com. We intend to post on our website any amendments to our Code of Conduct and any waivers from our Code of Conduct for principal officers.
ITEM 11 - Executive Compensation
The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Overseeing Risk
Management” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in the section entitled “Ownership of General Mills Common Stock by Directors, Officers and Certain
Beneficial Owners” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides certain information as of May 31, 2026, with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights (2) (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Equity compensation plans approved by security holders	19,004,328	(b)	$59.00	25,872,524	(d)
Equity compensation plans not approved by security holders	70,928	(c)	—	—
Total	19,075,256		$59.00	25,872,524
(a)Only includes the weighted-average exercise price of outstanding options, which have a weighted-average term of 4.4 years.
(b)Includes 13,331,527 stock options, 3,284,114 restricted stock units, 418,289 performance share units (assuming pay out for target performance), and 1,970,398 restricted stock units that have vested and been deferred.
(c)Includes 70,928 restricted stock units that have vested and been deferred. These awards were made in lieu of salary increases and certain other compensation and benefits. We granted these awards under our 1998 Employee Stock Plan, which provided for the issuance of stock options, restricted stock, and restricted stock units to attract and retain employees and to align their interest with those of shareholders. We discontinued the 1998 Employee Stock Plan in September 2003, and no future awards may be granted under that plan.
(d)Includes stock options, restricted stock, restricted stock units, shares of unrestricted stock, stock appreciation rights, and performance awards that we may award under our 2022 Stock Compensation Plan, which has 25,872,524 shares available for grant at May 31, 2026.
ITEM 13 - Certain Relationships and Related Transactions, and Director Independence
The information set forth in the section entitled “Board Independence and Related Person Transactions” contained in our definitive
Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14 - Principal Accountant Fees and Services
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive Proxy
Statement for our 2026 Annual Meeting of Shareholders is incorporated herein by reference.
PART IV
ITEM 15 – Exhibits and Financial Statement Schedules
1.Financial Statements:
The following financial statements are included in Item 8 of this report:
Consolidated Statements of (Loss) Earnings for the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024.
Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended May 31, 2026, May 25, 2025, and
May 26, 2024.
Consolidated Balance Sheets as of May 31, 2026, and May 25, 2025.
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024.
Consolidated Statements of Total Equity for the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024.
Notes to Consolidated Financial Statements.
Report of Management Responsibilities.
Report of Independent Registered Public Accounting Firm. PCAOB ID: 185.
2.Financial Statement Schedule:
For the fiscal years ended May 31, 2026, May 25, 2025, and May 26, 2024:
II – Valuation and Qualifying Accounts

Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2021).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 27, 2026).

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

4.3	Description of the Company’s registered securities.

10.1*	2001 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.2*	2006 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 29, 2010).

10.3*	2011 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

10.4*	2011 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.5*	2016 Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2016).

10.6*	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2010).

10.7*	Separation Pay and Benefits Program for Officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 23, 2020).

10.8*	Supplemental Savings Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.9*	Supplemental Retirement Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.10*	2005 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.11*	Deferred Compensation Plan (Grandfathered) (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 22, 2009).

10.12*	2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.13*
Supplemental Benefits Trust Agreement, amended and restated as of September 26, 1988, between the Company and Norwest Bank Minnesota, N.A. (incorporated herein by reference to
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
November 27, 2011).

10.14*
Supplemental Benefits Trust Agreement, dated September 26, 1988, between the Company and
Norwest Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.4 to the
Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2011).

10.15*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2023).

10.16*	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2023).

10.17*	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2023).

10.18*	Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.19*	2017 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 26, 2017).

10.20*	Supplemental Retirement Plan I (Grandfathered) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.21*	Supplemental Retirement Plan I (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021).

10.22*	2022 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 30, 2022).

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

10.27+
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

10.29*	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 25, 2024).

10.30*	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 25, 2024).

10.31*	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 25, 2024).

10.32*	Forms of Equity Award Agreements (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2025).

10.33
Five-Year Credit Agreement, dated as of October 9, 2024, as amended, among the Company,
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

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026, formatted in Inline Extensible Business Reporting Language: (i) the
Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Earnings; (iii) the
Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of
Total Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to Consolidated
Financial Statements; and (vii) Schedule II – Valuation and Qualifying Accounts.

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
GENERAL MILLS, INC.

Date:	July 1, 2026
By	/s/ Mark A. Pallot
Name:	Mark A. Pallot
Title:	Vice President, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Harmening Jeffrey L. Harmening	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	July 1, 2026

/s/ Kofi A. Bruce Kofi A. Bruce	Chief Financial Officer (Principal Financial Officer)	July 1, 2026

/s/ Mark A. Pallot Mark A. Pallot	Vice President, Chief Accounting Officer (Principal Accounting Officer)	July 1, 2026

/s/ Joan Bottarini Joan Bottarini	Director	July 1, 2026

/s/ Benno O. Dorer Benno O. Dorer	Director	July 1, 2026

/s/ Maria G. Henry Maria G. Henry	Director	July 1, 2026

/s/ Jo Ann Jenkins Jo Ann Jenkins	Director	July 1, 2026

/s/ Elizabeth C. Lempres Elizabeth C. Lempres	Director	July 1, 2026

/s/ John G. Morikis John. G. Morikis	Director	July 1, 2026

/s/ Dana M. McNabb Dana M. McNabb	Chief Operating Officer and Director	July 1, 2026

/s/ Diane L. Neal Diane L. Neal	Director	July 1, 2026

/s/ Steve Odland Steve Odland	Director	July 1, 2026

/s/ Maria A. Sastre Maria A. Sastre	Director	July 1, 2026

/s/ Eric D. Sprunk Eric D. Sprunk	Director	July 1, 2026

/s/ Jorge A. Uribe Jorge A. Uribe	Director	July 1, 2026

General Mills, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
In Millions	2026	2025	2024
Allowance for doubtful accounts:
Balance at beginning of year	$33.2	$25.0	$26.9
Additions charged to expense	28.8	36.6	27.6
Bad debt write-offs	(28.3)	(28.5)	(29.4)
Other adjustments and reclassifications (a)	(0.6)	0.1	(0.1)
Balance at end of year	$33.1	$33.2	$25.0
Valuation allowance for deferred tax assets:
Balance at beginning of year	$253.7	$255.5	$259.2
Benefits to expense	(32.4)	(1.9)	(2.3)
Adjustments due to acquisitions, translation of amounts, and other	(6.7)	0.1	(1.4)
Balance at end of year	$214.6	$253.7	$255.5
Reserve for restructuring, transformation, and other exit charges:
Balance at beginning of year	$77.1	$14.8	$47.7
Additions charged to expense, including translation amounts	8.4	70.1	0.1
Net amounts utilized for restructuring and transformation activities	(35.6)	(7.8)	(33.0)
Balance at end of year	$49.9	$77.1	$14.8
Reserve for LIFO valuation:
Balance at beginning of year	$545.6	$541.1	$600.9
Increase	40.7	4.5	(59.8)
Balance at end of year	$586.3	$545.6	$541.1
(a)Includes a $1.1 million adjustment to reclassify a portion of the allowance for doubtful accounts as held for sale as of May
31, 2026. Please refer to Note 6 to the Consolidated Financial Statements in Item 8 of this report for additional information.