Form 10-Q
period 2026-08-30
GENERAL MILLS INC
filed 2026-09-23
CIK 40704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
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
Yes ☐ No ☑
Number of shares of Common Stock outstanding as of September 16, 2026: 534,687,144 (excluding 219,926,184 shares held in the treasury).

General Mills, Inc.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Statements of Earnings
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 30, 2026	Aug. 24, 2025
Net sales	$4,389.5	$4,517.5
Cost of sales	2,902.3	2,984.7
Selling, general, and administrative expenses	832.2	845.1
Divestitures gain	—	(1,054.4)
Restructuring, transformation, impairment, and other exit costs	21.4	16.3
Operating profit	633.6	1,725.8
Benefit plan non-service income	(10.6)	(15.1)
Interest, net	142.2	132.8
Earnings before income taxes and after-tax earnings from joint ventures	502.0	1,608.1
Income taxes	122.8	410.9
After-tax earnings from joint ventures	18.9	6.8
Net earnings, including earnings (loss) attributable to noncontrolling interests	398.1	1,204.0
Net earnings (loss) attributable to noncontrolling interests	1.1	(0.2)
Net earnings attributable to General Mills	$397.0	$1,204.2
Earnings per share – basic	$0.74	$2.22
Earnings per share – diluted	$0.74	$2.22
See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 30, 2026	Aug. 24, 2025
Net earnings, including earnings (loss) attributable to noncontrolling interests	$398.1	$1,204.0
Other comprehensive income (loss), net of tax
Foreign currency translation	(8.3)	(64.7)
Net actuarial loss	—	(7.5)
Other fair value changes:
Hedge derivatives	1.5	5.0
Reclassification to earnings:
Hedge derivatives	0.5	0.8
Amortization of losses and prior service costs	11.8	11.4
Other comprehensive income (loss), net of tax	5.5	(55.0)
Total comprehensive income	403.6	1,149.0
Comprehensive income attributable to noncontrolling interests	1.2	0.3
Comprehensive income attributable to General Mills	$402.4	$1,148.7
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
GENERAL MILLS, INC. AND SUBSIDIARIES
(In Millions, Except Par Value)

	Aug. 30, 2026	May 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$433.1	$453.8
Receivables	1,775.2	1,646.8
Inventories	2,163.2	1,917.9
Prepaid expenses and other current assets	512.8	599.8
Total current assets	4,884.3	4,618.3
Land, buildings, and equipment	3,383.4	3,443.4
Goodwill	14,113.1	14,122.4
Other intangible assets	6,710.2	6,716.9
Other assets	1,182.4	1,115.7
Total assets	$30,273.4	$30,016.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,715.2	$3,729.5
Current portion of long-term debt	1,046.8	1,053.6
Notes payable	201.6	68.4
Other current liabilities	1,473.4	1,472.8
Liabilities held for sale	503.0	449.8
Total current liabilities	6,940.0	6,774.1
Long-term debt	12,367.2	12,416.0
Deferred income taxes	2,260.4	2,265.8
Other liabilities	1,242.0	1,180.2
Total liabilities	22,809.6	22,636.1
Stockholders’ equity:
Common stock, 754.6 shares issued, $0.10 par value	75.5	75.5
Additional paid-in capital	1,153.0	1,200.9
Retained earnings	20,581.4	20,514.9
Common stock in treasury, at cost, shares of 219.9 and 220.9	(11,842.6)	(11,900.6)
Accumulated other comprehensive loss	(2,516.9)	(2,522.3)
Total stockholders’ equity	7,450.4	7,368.4
Noncontrolling interests	13.4	12.2
Total equity	7,463.8	7,380.6
Total liabilities and equity	$30,273.4	$30,016.7
See accompanying notes to consolidated financial statements.

Consolidated Statements of Total Equity
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions, Except per Share Data)

	Quarter Ended
	Aug. 30, 2026		Aug. 24, 2025
	Shares	Amount	Shares	Amount
Total equity, beginning balance		$7,380.6		$9,211.2
Common stock, 1 billion shares authorized, $0.10 par value	754.6	75.5	754.6	75.5
Additional paid-in capital:
Beginning balance		1,200.9		1,218.8
Stock compensation plans		18.3		(11.0)
Unearned compensation related to stock unit awards		(87.7)		(65.5)
Earned compensation		21.5		14.8
Shares purchased		—		(50.0)
Ending balance		1,153.0		1,107.1
Retained earnings:
Beginning balance		20,514.9		21,917.8
Net earnings attributable to General Mills		397.0		1,204.2
Cash dividends declared ($0.61 and $0.61 per share)		(330.5)		(330.9)
Ending balance		20,581.4		22,791.1
Common stock in treasury:
Beginning balance	(220.9)	(11,900.6)	(212.2)	(11,467.9)
Shares purchased, including excise tax of $— and $4.0 million	—	—	(8.7)	(454.0)
Stock compensation plans	1.0	58.0	1.0	55.3
Ending balance	(219.9)	(11,842.6)	(219.9)	(11,866.6)
Accumulated other comprehensive loss:
Beginning balance		(2,522.3)		(2,545.0)
Comprehensive income (loss)		5.4		(55.5)
Ending balance		(2,516.9)		(2,600.5)
Noncontrolling interests:
Beginning balance		12.2		12.0
Comprehensive income		1.2		0.3
Ending balance		13.4		12.3
Total equity, ending balance		$7,463.8		$9,518.9
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
GENERAL MILLS, INC. AND SUBSIDIARIES
(Unaudited) (In Millions)

	Quarter Ended
	Aug. 30, 2026	Aug. 24, 2025
Cash Flows - Operating Activities
Net earnings, including earnings (loss) attributable to noncontrolling interests	$398.1	$1,204.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139.8	138.7
After-tax earnings from joint ventures	(18.9)	(6.8)
Distributions of earnings from joint ventures	10.9	26.9
Stock-based compensation	21.8	15.1
Deferred income taxes	(18.0)	10.0
Pension and other postretirement benefit plan contributions	(6.6)	(5.2)
Pension and other postretirement benefit plan costs	(3.0)	(6.7)
Divestitures gain	—	(1,054.4)
Restructuring, transformation, impairment, and other exit costs	21.0	(2.7)
Changes in current assets and liabilities, excluding the effects of acquisitions and divestitures	(251.5)	58.8
Other, net	4.2	19.3
Net cash provided by operating activities	297.8	397.0
Cash Flows - Investing Activities
Purchases of land, buildings, and equipment	(90.5)	(109.5)
Proceeds from divestitures	—	1,803.4
Investments in affiliates, net	(25.4)	—
Proceeds from disposal of land, buildings, and equipment	—	2.8
Other, net	—	(1.9)
Net cash (used) provided by investing activities	(115.9)	1,694.8
Cash Flows - Financing Activities
Change in notes payable	132.7	(654.8)
Proceeds from common stock issued on exercised options	—	0.2
Purchases of common stock for treasury	—	(500.0)
Dividends paid	(330.5)	(330.9)
Other, net	(11.8)	(21.7)
Net cash used by financing activities	(209.6)	(1,507.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	4.4
(Decrease) increase in cash and cash equivalents	(27.9)	589.0
Cash and cash equivalents - beginning of year (includes $37.9 million of cash classified as held for sale as of May 31, 2026)	491.7	363.9
Cash and cash equivalents - end of period (includes $30.7 million of cash classified as held for sale as of Aug. 30, 2026)	$463.8	$952.9
Cash Flows from changes in current assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables	$(58.5)	$0.9
Inventories	(261.1)	(135.2)
Prepaid expenses and other current assets	90.4	36.6
Accounts payable	(32.1)	(252.5)
Other current liabilities	9.8	409.0
Changes in current assets and liabilities	$(251.5)	$58.8
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
Operating results for the fiscal quarter ended August 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2027.
These statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual
Report on Form 10-K for the fiscal year ended May 31, 2026. The accounting policies used in preparing these Consolidated Financial
Statements are the same as those described in Note 2 to the Consolidated Financial Statements in that Form 10-K.
Certain terms used throughout this report are defined in the “Glossary” section below.
(2) Divestitures
During the fourth quarter of fiscal 2026, we entered into a definitive agreement to sell our business in Brazil to Café Três Corações
S.A. (3corações) for a base price of R$800.0 million, subject to certain specified deductions and customary post-closing adjustments.
As a result, we have classified relevant assets and liabilities (the disposal group) associated with our Brazil business as held for sale in our Consolidated Balance Sheets as of August 30, 2026, and May 31, 2026. In the fourth quarter of fiscal 2026, upon initial classification of the disposal group as held for sale, we recorded a $1,031.8 million non-cash pre-tax loss to value the disposal group at the lower of its carrying value or fair value less costs to sell based on estimated net proceeds, which was based on Level 2 inputs in the fair value hierarchy and included the impact of accumulated foreign currency translation losses that will be reclassified to earnings upon sale. In the first quarter of fiscal 2027, we recorded an additional non-cash pre-tax loss of $23.7 million based on changes to the carrying value of the disposal group, including the change in accumulated foreign currency translation losses, and a revised estimate of net proceeds. We recorded the loss in restructuring, transformation, impairment, and other exit costs in our Consolidated Statements of
Earnings, and adjusted the reserve for assets held for sale and accrual for the loss in excess of assets held for sale accordingly.
On September 2, 2026, subsequent to the end of the first quarter of fiscal 2027, we completed the sale of our business in Brazil to
3corações. We expect to record certain customary post-closing sale price adjustments in the second quarter of fiscal 2027.

The components of assets held for sale and liabilities held for sale are as follows:

In Millions	Aug. 30, 2026
Cash and cash equivalents	$30.7
Receivables	87.7
Inventories	74.9
Prepaid expenses and other current assets	12.0
Land, buildings, and equipment	134.0
Other intangible assets	55.0
Deferred income taxes	254.6
Other assets	40.7
Gross assets held for sale	$689.6
Reserve for assets held for sale	(689.6)
Assets held for sale	$—

Accounts payable	$79.9
Other current liabilities	36.9
Other liabilities	20.3
Gross liabilities held for sale	137.1
Loss in excess of assets held for sale	365.9
Liabilities held for sale	$503.0
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
(3) Restructuring, Transformation, Impairment, and Other Exit Costs
Restructuring, transformation, and impairment charges were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Valuation loss on held for sale business	$23.7	$—
Charges associated with restructuring and transformation actions previously announced	0.2	18.3
Total	$23.9	$18.3
In the first quarter of fiscal 2027, we recorded an additional $23.7 million non-cash pre-tax valuation loss related to the planned divestiture of our Brazil business. Please see Note 2 for additional information.
In the first quarter of fiscal 2027, we did not undertake any new restructuring or transformation actions. We recorded $0.2 million of restructuring and transformation charges in the first quarter of fiscal 2027 and $18.3 million of restructuring and transformation charges in the first quarter of fiscal 2026 related to actions previously announced. We expect these actions to be completed by the end of fiscal 2030.
We paid net $2.9 million of cash in the first quarter of fiscal 2027 related to restructuring and transformation actions. We paid net
$21.0 million of cash in the same period of fiscal 2026.

Restructuring, transformation, and impairment charges are recorded in our Consolidated Statements of Earnings as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Restructuring, transformation, impairment, and other exit costs	$21.4	$16.3
Cost of sales	2.5	2.0
Total restructuring, transformation, and impairment charges	$23.9	$18.3
The roll forward of our restructuring, transformation, and other exit cost reserves, included in other current liabilities, is as follows:

In Millions	Total
Reserve balance as of May 31, 2026	$49.9
Fiscal 2027 charges, including foreign currency translation	0.2
Utilized in fiscal 2027	(9.6)
Reserve balance as of Aug. 30, 2026	$40.5
The restructuring, transformation, and other exit cost reserves balance as of August 30, 2026, is primarily related to severance costs.
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
reserves on our Consolidated Balance Sheets.
(4) Goodwill and Other Intangible Assets
The components of goodwill and other intangible assets are as follows:

In Millions	Aug. 30, 2026	May 31, 2026
Goodwill	$14,113.1	$14,122.4
Other intangible assets:
Intangible assets not subject to amortization:
Brands	6,470.9	6,472.2
Intangible assets subject to amortization:
Customer relationships and other finite-lived intangibles	412.3	412.4
Less accumulated amortization	(173.0)	(167.7)
Intangible assets subject to amortization, net	239.3	244.7
Other intangible assets	6,710.2	6,716.9
Total	$20,823.3	$20,839.3
Based on the carrying value of finite-lived intangible assets as of August 30, 2026, annual amortization expense for each of the next five fiscal years is estimated to be approximately $19 million.
The changes in the carrying amount of goodwill during the three-month period ended August 30, 2026, were as follows:

In Millions	North America Retail	North America Pet (a)	North America Foodservice	International	Corporate and Joint Ventures	Total
Balance as of May 31, 2026	$6,318.2	$5,617.6	$755.3	$978.2	$453.1	$14,122.4
Other activity, primarily foreign currency translation	(0.8)	—	—	(5.7)	(2.8)	(9.3)
Balance as of Aug. 30, 2026	$6,317.4	$5,617.6	$755.3	$972.5	$450.3	$14,113.1
(a)The carrying amounts of goodwill within the North America Pet segment as of May 31, 2026, and August 30, 2026, were net of accumulated impairment losses of $1,500.0 million.

The changes in the carrying amount of other intangible assets during the three-month period ended August 30, 2026, were as follows:

In Millions	Total
Balance as of May 31, 2026	$6,716.9
Other activity, primarily amortization and foreign currency translation	(6.7)
Balance as of Aug. 30, 2026	$6,710.2
In addition, we had $55.0 million of other intangible assets classified as held for sale as of August 30, 2026.
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
In addition, we identified a triggering event due to a sustained decline in market capitalization and stock price in the fourth quarter of fiscal 2026 reflecting heightened macroeconomic uncertainty and lower market multiples in our industry, which caused a related increase in our discount rates and required an interim impairment assessment. We performed the interim impairment assessment of our goodwill and other intangible assets as of May 31, 2026, and determined that the fair values of our North America Pet reporting unit and our Nudges and True Chews brand intangible assets no longer exceeded the carrying values of the respective assets, primarily driven by an increase in the discount rates. As a result, in the fourth quarter of fiscal 2026 we recorded $1,750.0 million of non-cash impairment charges, of which $1,500.0 million related to the North America Pet reporting unit goodwill and $250.0 million related to the brand intangible assets, all of which are included within our North America Pet segment. The $1,500.0 million goodwill impairment charge is not deductible for tax purposes.
We recorded these impairment charges in restructuring, transformation, impairment and other exit costs in our Consolidated
Statements of (Loss) Earnings in the fourth quarter of fiscal 2026. Our estimates of the fair values were determined based on discounted cash flow models using inputs which included our long-range cash flow projections for the businesses, royalty rates, discount rates, and tax rates. These fair values are Level 3 assets in the fair value hierarchy.
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
values were substantially in excess of the carrying values.
(5) Inventories
The components of inventories were as follows:

In Millions	Aug. 30, 2026	May 31, 2026
Finished goods	$2,159.3	$1,914.1
Raw materials and packaging	497.8	488.2
Grain	123.0	101.9
Excess of FIFO over LIFO cost	(616.9)	$(586.3)
Total	$2,163.2	$1,917.9
In addition, we had $74.9 million of inventories classified as held for sale as of August 30, 2026.
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
Unallocated corporate items for the quarters ended August 30, 2026, and August 24, 2025, included:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Net gain (loss) on mark-to-market valuation of certain commodity positions	$49.2	$(0.5)
Net gain on commodity positions reclassified from unallocated corporate items to segment operating profit	(29.8)	(1.4)
Net mark-to-market revaluation of certain grain inventories	10.1	(6.6)
Net mark-to-market valuation of certain commodity positions recognized in unallocated corporate items	$29.5	$(8.5)
As of August 30, 2026, the net notional value of commodity derivatives was $126.0 million, of which $63.9 million related to agricultural inputs and $62.1 million related to energy inputs. As of May 31, 2026, the net notional value of commodity derivatives was $126.0 million, of which $48.2 million related to agricultural inputs and $77.8 million related to energy inputs. These contracts relate to inputs that generally will be utilized within the next 12 months.
We also have net investments in foreign subsidiaries that are denominated in euros. A portion of these net investments are hedged with euro-denominated bonds as follows:

In Millions	Aug. 30, 2026	May 31, 2026
Euro-denominated bonds - principal amount	€5,071.7	€5,084.5
The fair values of the derivative positions used in our risk management activities and other assets recorded at fair value were not material as of August 30, 2026, and were Level 1 or Level 2 assets and liabilities in the fair value hierarchy. We did not significantly change our valuation techniques from prior periods.
We offer certain suppliers access to third-party services that allow them to view our scheduled payments online. The third-party services also allow suppliers to finance advances on our scheduled payments at the sole discretion of the supplier and the third party.
We have no economic interest in these financing arrangements and no direct relationship with the suppliers, the third parties, or any financial institutions concerning these services, including not providing any form of guarantee and not pledging assets as security to the third parties or financial institutions. All of our accounts payable remain as obligations to our suppliers as stated in our supplier agreements.

In Millions	Aug. 30, 2026	May 31, 2026
Accounts payable to suppliers utilizing these third-party services (a)	$1,354.3	$1,399.6
(a)As of May 31, 2026, $1,356.5 million of our obligations were included in accounts payable and $43.1 million were included in liabilities held for sale.

(7) Debt
The components of notes payable and their respective weighted-average interest rates were as follows:

	Aug. 30, 2026		May 31, 2026
In Millions	Notes Payable	Weighted- Average Interest Rate	Notes Payable	Weighted- Average Interest Rate
U.S. commercial paper	$190.0	3.8%	$60.0	3.8%
Financial institutions	11.6	5.2	8.4	4.6
Total	$201.6	3.9%	$68.4	3.9%
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
The following table details the credit facilities and lines of credit we had available as of August 30, 2026:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	776.4	11.6
Total	$3,476.4	$11.6
We are in compliance with all credit facility covenants.
Long-Term Debt
The fair value of our long-term debt was estimated using market quotations and discounted cash flows based on our current incremental borrowing rates for similar types of instruments. Long-term debt is a Level 2 liability in the fair value hierarchy. The fair value and carrying amount of our long-term debt, including the current portion, were as follows:

In Millions	Aug. 30, 2026	May 31, 2026
Fair Value	$12,752.3	$12,968.8
Carrying Amount	13,414.0	13,469.6
In the fourth quarter of fiscal 2026, we issued €1.0 billion of 4.75 percent fixed-to-fixed reset rate Series A junior subordinated notes and €700.0 million of 5.25 percent fixed-to-fixed reset rate Series B junior subordinated notes, each due July 16, 2056. The interest rate of the Series A and Series B junior subordinated notes will reset on July 16, 2031, and July 16, 2034, respectively, and every fifth year thereafter. The Series A and Series B junior subordinated notes pay interest annually and may be redeemed by us at any time during the 90 days prior to their respective first interest reset date and on any interest payment date thereafter, in whole or in part at the principal amount thereof, and at certain other times at a defined redemption price, in each case plus accrued interest. We used the net proceeds to repay €250.0 million of floating-rate senior notes due April 22, 2026, $750.0 million of 3.2 percent fixed-rate senior notes due February 10, 2027, $500.0 million of 4.7 percent fixed-rate senior notes due January 30, 2027, a portion of our outstanding commercial paper, and for other general corporate purposes. The early redemption of certain senior notes resulted in a net $2.0 million loss, which was recorded in Interest, net in the Consolidated Statements of (Loss) Earnings in the fourth quarter of fiscal 2026.
In the third quarter of fiscal 2026, we repaid €600.0 million of 0.45 percent fixed-rate senior notes due January 15, 2026, using proceeds from the issuance of commercial paper and cash on hand.
In the second quarter of fiscal 2026, we repaid €500.0 million of 0.125 percent fixed-rate senior notes due November 15, 2025, with cash on hand.
Certain of our long-term debt agreements contain restrictive covenants. We are in compliance with all of these covenants.

(8) Stockholders’ Equity
The following tables provide details of total comprehensive income:

	Quarter Ended				Quarter Ended
	Aug. 30, 2026				Aug. 24, 2025
	General Mills			Noncontrolling Interests	General Mills			Noncontrolling Interests
In Millions	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net earnings, including earnings (loss) attributable to noncontrolling interests			$397.0	$1.1			$1,204.2	$(0.2)
Other comprehensive income (loss):
Foreign currency translation	$0.2	$(8.6)	(8.4)	0.1	$(104.1)	$38.9	(65.2)	0.5
Net actuarial loss	—	—	—	—	(7.5)	—	(7.5)	—
Other fair value changes:
Hedge derivatives	2.2	(0.7)	1.5	—	6.2	(1.2)	5.0	—
Reclassification to earnings:
Hedge derivatives (a)	0.5	—	0.5	—	0.9	(0.1)	0.8	—
Amortization of losses and prior service costs (b)	15.6	(3.8)	11.8	—	14.6	(3.2)	11.4	—
Other comprehensive income (loss):	$18.5	$(13.1)	5.4	0.1	$(89.9)	$34.4	(55.5)	0.5
Total comprehensive income			$402.4	$1.2			$1,148.7	$0.3
(a)Loss reclassified from AOCI into earnings is reported in interest, net for interest rate swaps and in cost of sales and selling, general, and administrative (SG&A) expenses for foreign exchange contracts.
(b)Loss reclassified from AOCI into earnings is reported in benefit plan non-service income.
Accumulated other comprehensive loss balances, net of tax effects, were as follows:

In Millions	Aug. 30, 2026	May 31, 2026
Foreign currency translation adjustments	$(874.4)	$(866.0)
Unrealized loss from hedge derivatives	(2.8)	(4.8)
Pension, other postretirement, and postemployment benefits:
Net actuarial loss	(1,681.7)	(1,698.3)
Prior service credits	42.0	46.8
Accumulated other comprehensive loss	$(2,516.9)	$(2,522.3)
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
May 31, 2026.
Compensation expense related to stock-based payments recognized in the Consolidated Statements of Earnings was as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Compensation expense related to stock-based payments	$21.8	$15.1
Shortfall tax expense from stock-based payments in income tax expense in our Consolidated Statements of Earnings were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Shortfall tax expense from stock-based payments	$(5.5)	$(1.5)
As of August 30, 2026, unrecognized compensation expense related to non-vested stock options, restricted stock units, and performance share units was $184.4 million. This expense will be recognized over 29 months on average.

Net cash proceeds from the exercise of stock options less shares used for withholding taxes and the intrinsic value of options exercised were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Net cash proceeds	$—	$0.2
Intrinsic value of options exercised	$—	$—
We estimate the fair value of each option on the grant date using a Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. We estimate our future stock price volatility using the historical volatility over the expected term of the option, excluding time periods of volatility we believe a marketplace participant would exclude in estimating our stock price volatility. We also have considered, but did not use, implied volatility in our estimate, because trading activity in options on our stock, especially those with tenors of greater than
6 months, is insufficient to provide a reliable measure of expected volatility. Our method of selecting the other valuation assumptions is explained in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.
The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option-pricing model were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Estimated fair values of stock options granted	$4.79	$9.45
Assumptions:
Risk-free interest rate	4.5%	4.2%
Expected term	8.0 years	8.0 years
Expected volatility	22.6%	22.3%
Dividend yield	6.8%	4.7%
The total grant date fair value of restricted stock unit awards that vested during the period was as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Total grant date fair value	$91.6	$98.6

(10) Earnings Per Share
Basic and diluted earnings per share (EPS) were calculated using the following:

	Quarter Ended
In Millions, Except per Share Data	Aug. 30, 2026	Aug. 24, 2025
Net earnings attributable to General Mills	$397.0	$1,204.2
Average number of common shares – basic EPS	537.4	541.3
Incremental share effect from: (a)
Stock options	—	0.2
Restricted stock units and performance share units	0.5	1.0
Average number of common shares – diluted EPS	537.9	542.5
Earnings per share – basic	$0.74	$2.22
Earnings per share – diluted	$0.74	$2.22
(a)Incremental shares from stock options, restricted stock units, and performance share units are computed by the treasury stock method. Stock options, restricted stock units, and performance share units excluded from our computation of diluted EPS because they were not dilutive were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Anti-dilutive stock options, restricted stock units, and performance share units	15.7	11.6
(11) Share Repurchases
Share repurchases were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Shares of common stock	—	8.7
Aggregate purchase price	$—	$454.0
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
The first ASR agreement was settled in the first quarter of fiscal 2026, with a final delivery of 1.2 million additional shares. The final average purchase price for the first ASR agreement was $50.41 per share, not including costs of execution or excise tax.
In the first quarter of fiscal 2026, we recorded the transactions under the ASR agreements on our Consolidated Balance Sheets as an increase in treasury stock of $450.0 million and a decrease in additional paid-in capital of $50.0 million. The delivery of 8.7 million shares of our common stock during the first quarter of fiscal 2026 under the ASR agreements reduced the outstanding shares used to determine our weighted average shares outstanding for purpose of calculating basic and diluted EPS for the first quarter of fiscal 2026.
(12) Statements of Cash Flows
Our Consolidated Statements of Cash Flows include the following:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Net cash interest payments	$93.3	$125.9
Net income tax payments	$20.7	$24.8

(13) Retirement and Postemployment Benefits
Components of net periodic benefit expense (income) are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Postemployment Benefit Plans
	Quarter Ended		Quarter Ended		Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025	Aug. 30, 2026	Aug. 24, 2025	Aug. 30, 2026	Aug. 24, 2025
Service cost	$9.6	$10.5	$0.5	$0.6	$1.6	$1.7
Interest cost	72.3	72.9	3.9	4.2	2.5	0.9
Expected return on plan assets	(98.8)	(101.3)	(7.9)	(8.4)	—	—
Amortization of losses (gains)	27.1	26.3	(5.6)	(6.5)	—	0.1
Amortization of prior service costs (credits)	0.4	0.3	(4.5)	(5.3)	(1.8)	(0.3)
Other adjustments	—	—	—	—	1.8	2.0
Net expense (income)	$10.6	$8.7	$(13.6)	$(15.4)	$4.1	$4.4
(14) Income Taxes
In December 2021, the Organization for Economic Cooperation and Development (OECD) established a framework, referred to as
Pillar 2, designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Numerous countries have already enacted the OECD model rules, which were effective for us in fiscal 2025. There was no material impact on our consolidated financial statements. Several other countries have enacted or drafted legislation that is not yet effective for us, and we do not expect this legislation to have a material impact on our consolidated financial statements. We will continue to monitor for new legislation and guidance and evaluate potential impact on our consolidated financial statements.
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
Operating profit for these segments excludes unallocated corporate items, gain or loss on divestitures, and restructuring, transformation, impairment, and other exit costs. Results from certain businesses managed by our Strategic Growth Office are included within corporate and other net sales and unallocated corporate items within operating profit. Unallocated corporate items also include corporate overhead expenses, variances to planned North American employee benefits and incentives, certain charitable contributions, gains and losses on corporate investments, and other items that are not part of our measurement of segment operating performance. These include gains and losses arising from the revaluation of certain grain inventories and gains and losses from mark-
to-market valuation of certain commodity positions until passed back to our operating segments. These items affecting operating profit are centrally managed at the corporate level and are excluded from the measure of segment profitability reviewed by executive management. Under our supply chain organization, our manufacturing, warehouse, and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. As a result, fixed assets and depreciation and amortization expenses are neither maintained nor available by operating segment.

Our operating segment results were as follows:

	Quarter Ended August 30, 2026
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$2,451.8	$794.3	$612.8	$523.1	$4,382.0
Corporate and other net sales					7.5
Total net sales					$4,389.5
Cost of sales	1,589.9	559.2	377.7	400.6
Selling, general, and administrative expenses	383.3	159.9	135.6	43.1
Segment operating profit	$478.6	$75.2	$99.5	$79.4	$732.7
Unallocated corporate items					77.7
Restructuring, transformation, impairment, and other exit costs					21.4
Operating profit					$633.6

	Quarter Ended August 24, 2025
In Millions	North America Retail	International	North America Pet	North America Foodservice	Total
Segment net sales	$2,625.5	$760.2	$610.0	$516.7	$4,512.4
Corporate and other net sales					5.1
Total net sales					$4,517.5
Cost of sales	1,664.5	538.8	368.6	402.3
Selling, general, and administrative expenses	396.8	155.7	128.5	43.8
Segment operating profit	$564.2	$65.7	$112.9	$70.6	$813.4
Unallocated corporate items					125.7
Divestitures gain					(1,054.4)
Restructuring, transformation, impairment, and other exit costs					16.3
Operating profit					$1,725.8
Net sales for our North America Retail operating units were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
U.S. Meals & Baking Solutions	$918.4	$921.4
U.S. Snacks	789.0	837.2
Big G Cereal & Canada	744.4	866.9
Total	$2,451.8	$2,625.5

Net sales by class of similar products were as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025
Snacks	$1,032.3	$1,049.7
Cereal	755.9	767.2
Pet	651.2	643.0
Convenient meals	646.6	650.8
Dough	516.4	515.1
Baking mixes and ingredients	469.0	448.0
Super-premium ice cream	231.6	221.4
Yogurt	—	102.0
Other	86.5	120.3
Total	$4,389.5	$4,517.5

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026, for important background regarding, among other things, our key business drivers. Significant trademarks and service marks used in our business are set forth in italics herein. Certain terms used throughout this report are defined in the “Glossary” section below.
Our key priorities in fiscal 2027 are to strengthen our organic net sales growth, accelerate our enterprise transformation efforts, and drive disciplined capital allocation and returns. Amid a continued challenging macroeconomic backdrop for consumers, we expect category growth to be consistent with recent trends and below our long-term growth projections. With our price investments completed in fiscal 2026, our plans in fiscal 2027 are focused on delivering product innovation and renovation news centered on the benefits that matter most to today’s consumers, including better-for-you benefits like protein and fiber, bold flavors, fun and indulgence, and pet humanization, all of which should help support stronger topline growth. We expect to generate at least $750 million in total savings from our ongoing Holistic Margin Management (HMM) productivity program, our global transformation initiative, and other cost savings actions. These savings are part of our $3 billion cumulative cost savings target through fiscal 2030 and will help offset our forecast for 4 to 5 percent input cost inflation and increased investments in product innovation and renovation in fiscal 2027. In addition to these factors, we expect decreases of approximately 9 points on operating profit and 11 points on EPS in fiscal 2027 from lapping the 53rd week in fiscal 2026, normalizing corporate incentive expense, and the impact of fiscal 2026 divestitures.
CONSOLIDATED RESULTS OF OPERATIONS
First Quarter Results
In the first quarter of fiscal 2027, net sales decreased 3 percent, including the impact of the divestiture of our United States yogurt business (Divestiture) in the first quarter of fiscal 2026. Organic net sales essentially matched the same period last year. Operating profit decreased 63 percent to $634 million, primarily driven by a gain related to the Divestiture in the first quarter of fiscal 2026, higher input costs, and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix and a favorable change in the mark-to-market valuation of certain commodity positions and grain inventories. Operating profit margin of
14.4 percent decreased 2,380 basis points. Adjusted operating profit of $634 million decreased 11 percent on a constant-currency basis, primarily driven by higher input costs and a decrease in contributions from volume growth, partially offset by favorable net price realization and mix. Adjusted operating profit margin decreased 130 basis points to 14.4 percent. Diluted earnings per share of
$0.74 decreased 67 percent in the first quarter of fiscal 2027. Adjusted diluted earnings per share of $0.75 decreased 13 percent on a constant-currency basis compared to the first quarter of fiscal 2026. See the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP.
A summary of our consolidated financial results for the first quarter of fiscal 2027 follows:

Quarter Ended Aug. 30, 2026	In millions, except per share	Quarter Ended Aug. 30, 2026 vs. Aug. 24, 2025	Percent of Net Sales	Constant- Currency Growth (a)
Net sales	$4,389.5	(3)%
Operating profit	633.6	(63)%	14.4%
Net earnings attributable to General Mills	397.0	(67)%
Diluted earnings per share	$0.74	(67)%
Organic net sales growth rate (a)		Flat
Adjusted operating profit (a)	634.0	(11)%	14.4%	(11)%
Adjusted diluted earnings per share (a)	$0.75	(13)%		(13)%
(a)See the “Non-GAAP Measures” section below for our use of measures not defined by GAAP.

Consolidated net sales were as follows:

	Quarter Ended
	Aug. 30, 2026	Aug. 30, 2026 vs. Aug. 24, 2025		Aug. 24, 2025
Net sales (in millions)	$4,389.5	(3)%		$4,517.5
Contributions from volume growth (a)		(4)	pts
Net price realization and mix		1	pt
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Net sales in the first quarter of fiscal 2027 decreased 3 percent compared to the same period in fiscal 2026, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact of the
Divestiture.
Components of organic net sales growth are shown in the following table:

Quarter Ended Aug. 30, 2026 vs.
Quarter Ended Aug. 24, 2025
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	Flat
Organic net sales growth	Flat
Foreign currency exchange	Flat
Divestiture	(3)	pts
Net sales growth	(3)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
Organic net sales in the first quarter of fiscal 2027 essentially matched the same period in fiscal 2026.
Cost of sales decreased $82 million to $2,902 million in the first quarter of fiscal 2027 compared to the same period in fiscal 2026.
The decrease was primarily driven by a $118 million decrease attributable to lower volume, partially offset by a $73 million increase attributable to product rate and mix, both of which include the impact of the Divestiture. We recorded a $30 million net decrease in cost of sales related to the mark-to-market valuation of certain commodity positions and grain inventories in the first quarter of fiscal
2027, compared to an $8 million net increase in the first quarter of fiscal 2026. We also recorded $1 million of integration costs recorded in the first quarter of fiscal 2027 related to the Whitebridge Pet Brands acquisition in fiscal 2025.
Selling, general, and administrative (SG&A) expenses decreased $13 million to $832 million in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, primarily driven by lower transactions costs. SG&A expenses as a percent of net sales in the first quarter of fiscal 2027 increased 30 basis points compared to the first quarter of fiscal 2026.
Divestitures gain totaled $1,054 million in the first quarter of fiscal 2026, primarily related to the sale of our United States yogurt business (please refer to Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Restructuring, transformation, impairment, and other exit costs totaled $21 million in the first quarter of fiscal 2027, compared to
$16 million in the same period last year. In the first quarter of fiscal 2027, we recorded an additional $24 million non-cash pre-tax valuation loss related to the planned divestiture of our Brazil business (please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report).
Benefit plan non-service income totaled $11 million in the first quarter of fiscal 2027, compared to $15 million in the same period last year, primarily driven by lower expected return on plan assets and higher interest costs.
Interest, net for the first quarter of fiscal 2027 totaled $142 million, up $9 million from the first quarter of fiscal 2026, primarily driven by higher interest rates.
The effective tax rate for the first quarter of fiscal 2027 was 24.5 percent compared to 25.6 percent for the first quarter of fiscal 2026.
The 1.1 percentage point decrease was primarily due to certain unfavorable tax components related to the Divestiture in fiscal 2026 and favorable earnings mix by jurisdiction in fiscal 2027, partially offset by certain nonrecurring discrete tax costs in fiscal 2027. Our effective tax rate excluding certain items affecting comparability was 23.4 percent in the first quarter of fiscal 2027, compared to 24.1 percent in the same period last year (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP). The 0.7 percentage point decrease was primarily due to favorable earnings mix by jurisdiction in fiscal 2027, partially offset by certain nonrecurring discrete tax costs in fiscal 2027.
After-tax earnings from joint ventures for the first quarter of fiscal 2027 increased to $19 million compared to $7 million in the same period in fiscal 2026, primarily due to our share of asset impairment charges and transaction costs related to certain assets held for sale at Cereal Partners Worldwide (CPW) in fiscal 2026. On a constant-currency basis, after-tax earnings from joint ventures increased 178 percent (see the “Non-GAAP Measures” section below for a description of our use of measures not defined by GAAP).
The components of our joint ventures’ net sales growth are shown in the following table:

Quarter Ended Aug. 30, 2026 vs.
Quarter Ended Aug. 24, 2025	CPW		HDJ (a)		Total
Contributions from volume growth (b)	(10)	pts	(7)	pts
Net price realization and mix	5	pts	5	pts
Net sales growth in constant currency	(4)	pts	(3)	pts	(4)	pts
Foreign currency exchange	Flat		(9)	pts	(2)	pts
Net sales growth	(5)	pts	(11)	pts	(6)	pts
Note: Table may not foot due to rounding.
(a)Häagen-Dazs Japan, Inc. (HDJ).
(b)Measured in tons based on the stated weight of our product shipments.
Average diluted shares outstanding decreased by 5 million in the first quarter of fiscal 2027 from the same period a year ago primarily due to share repurchases in fiscal 2026.
SEGMENT OPERATING RESULTS
Our businesses are organized into four operating segments: North America Retail, International, North America Pet, and North
America Foodservice. Please refer to Note 15 of the Consolidated Financial Statements in Part I, Item 1 of this report for a description of our operating segments.
North America Retail Segment Results
North America Retail net sales were as follows:

	Quarter Ended
	Aug. 30, 2026	Aug. 30, 2026 vs. Aug. 24, 2025		Aug. 24, 2025
Net sales (in millions)	$2,451.8	(7)%		$2,625.5
Contributions from volume growth (a)		(9)	pts
Net price realization and mix		2	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Retail net sales decreased 7 percent in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, driven by a decrease in contributions from volume growth, partially offset by favorable net price realization and mix, both of which include the impact of the Divestiture.

The components of North America Retail organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2026
Contributions from organic volume growth (a)	(2)	pts
Organic net price realization and mix	(1)	pt
Organic net sales growth	(3)	pts
Foreign currency exchange	Flat
Divestiture (b)	(4)	pts
Net sales growth	(7)	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026. Please refer to Note 2 to the Consolidated Financial
Statements in Part I, Item 1 of this report.
North America Retail organic net sales decreased 3 percent in the first quarter of fiscal 2027 compared to the same period in fiscal
2026, driven by a decrease in contributions from organic volume growth and unfavorable organic net price realization and mix.
North America Retail net sales percentage change by operating unit are shown in the following table:

Quarter Ended
Aug. 30, 2026
Big G Cereal & Canada (a)	(14)%
U.S. Snacks	(6)%
U.S. Meals & Baking Solutions	Flat
Total	(7)%
(a)The Big G Cereal & Canada operating unit includes the impact of the Divestiture. Please refer to Note 2 to the Consolidated Financial
Statements in Part I, Item 1 of this report.
Segment operating profit decreased 15 percent to $479 million in the first quarter of fiscal 2027, compared to $564 million in the same period in fiscal 2026, including the impact of the Divestiture, primarily driven by a decrease in contributions from volume growth and higher input costs, partially offset by favorable net price realization and mix and lower SG&A expenses. Segment operating profit decreased 15 percent on a constant-currency basis in the first quarter of fiscal 2027, compared to the same period in fiscal 2026 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
International Segment Results
International net sales were as follows:

	Quarter Ended
	Aug. 30, 2026	Aug. 30, 2026 vs. Aug. 24, 2025		Aug. 24, 2025
Net sales (in millions)	$794.3	4%		$760.2
Contributions from volume growth (a)		6	pts
Net price realization and mix		(3)	pts
Foreign currency exchange		1	pt
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International net sales increased 4 percent in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, driven by an increase in contributions from volume growth and favorable foreign currency exchange impacts, partially offset by unfavorable net price realization and mix.

The components of International organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2026
Contributions from organic volume growth (a)	6	pts
Organic net price realization and mix	(3)	pts
Organic net sales growth	4	pts
Foreign currency exchange	1	pt
Net sales growth	4	pts
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
International organic net sales increased 4 percent in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, driven by an increase in contributions from organic volume growth, partially offset by unfavorable organic net price realization and mix.
Segment operating profit increased 14 percent to $75 million in the first quarter of fiscal 2027, compared to $66 million in the same period in fiscal 2026, primarily driven by an increase in contributions from volume growth and lower input costs, partially offset by unfavorable price realization and mix and higher SG&A expenses, including increased media and advertising expenses. Segment operating profit increased 15 percent on a constant-currency basis in the first quarter of fiscal 2027, compared to the same period in fiscal 2026 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
North America Pet Segment Results
North America Pet net sales were as follows:

	Quarter Ended
	Aug. 30, 2026	Aug. 30, 2026 vs. Aug. 24, 2025		Aug. 24, 2025
Net sales (in millions)	$612.8	Flat		$610.0
Contributions from volume growth (a)		(6)	pts
Net price realization and mix		7	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Pet net sales in the first quarter of fiscal 2027 essentially matched the same period in fiscal 2026.
The components of North America Pet organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2026
Contributions from organic volume growth (a)	(6)	pts
Organic net price realization and mix	7	pts
Organic net sales growth	Flat
Foreign currency exchange	Flat
Net sales growth	Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Pet organic net sales in the first quarter of fiscal 2027 essentially matched the same period in fiscal 2026.
Segment operating profit decreased 12 percent to $100 million in the first quarter of fiscal 2027, compared to $113 million in the same period in fiscal 2026, primarily driven by higher input costs, a decrease in contributions from volume growth, and higher SG&A expenses, partially offset by favorable price realization and mix. Segment operating profit decreased 12 percent on a constant-currency basis in the first quarter of fiscal 2027, compared to the same period in fiscal 2026 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).

North America Foodservice Segment Results
North America Foodservice net sales were as follows:

	Quarter Ended
	Aug. 30, 2026	Aug. 30, 2026 vs. Aug. 24, 2025		Aug. 24, 2025
Net sales (in millions)	$523.1	1%		$516.7
Contributions from volume growth (a)		(3)	pts
Net price realization and mix		4	pts
Foreign currency exchange		Flat
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
North America Foodservice net sales increased 1 percent in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, driven by favorable net price realization and mix, partially offset by a decrease in contributions from volume growth, both of which include the impact of the Divestiture.
The components of North America Foodservice organic net sales growth are shown in the following table:

	Quarter Ended
	Aug. 30, 2026
Contributions from organic volume growth (a)	(1)	pt
Organic net price realization and mix	5	pts
Organic net sales growth	4	pts
Foreign currency exchange	Flat
Divestiture (b)	(2)	pts
Net sales growth	1	pt
Note: Table may not foot due to rounding.
(a)Measured in tons based on the stated weight of our product shipments.
(b)Divestiture of the United States yogurt business in the first quarter of fiscal 2026. Please refer to Note 2 to the Consolidated Financial
Statements in Part I, Item 1 of this report.
North America Foodservice organic net sales increased 4 percent in the first quarter of fiscal 2027 compared to the same period in fiscal 2026, driven by favorable organic net price realization and mix, partially offset by a decrease in contributions from organic volume growth.
Segment operating profit increased 12 percent to $79 million in the first quarter of fiscal 2027 compared to $71 million in the same period in fiscal 2026, primarily driven by favorable net price realization and mix, partially offset by higher input costs. Segment operating profit increased 12 percent on a constant-currency basis in the first quarter of fiscal 2027, compared to the same period in fiscal 2026 (see the “Non-GAAP Measures” section below for our use of this measure not defined by GAAP).
UNALLOCATED CORPORATE ITEMS
Unallocated corporate expenses totaled $78 million in the first quarter of fiscal 2027, compared to $126 million in the same period in fiscal 2026. In the first quarter of fiscal 2027, we recorded a $30 million net decrease in expense related to the mark-to-market valuation of certain commodity positions and grain inventories, compared to an $8 million net increase in expense in the same period last year. Additionally, in the first quarter of fiscal 2027, we recorded $4 million of transaction costs primarily related to the definitive agreement to sell our Brazil business, compared to $12 million of transaction costs related to the Divestiture in the same period last year. We recorded $2 million of integration costs in the first quarter of fiscal 2027 compared to $1 million of integration costs during the same period last year, both of which related to the Whitebridge Pet Brands acquisition in fiscal 2025. We also recorded $2 million of restructuring charges in cost of sales in the first quarter of fiscal 2027, which essentially matched the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of fiscal 2027, cash provided by operations was $298 million compared to $397 million in the same period last year. The $99 million decrease was primarily driven by a $310 million change in current assets and liabilities largely driven by lower accrued federal income taxes payable, which included tax expense of $277 million associated with the Divestiture in fiscal 2026. This was partially offset by a $248 million increase in net earnings, excluding the pretax gain on the Divestiture in fiscal 2026.

Cash used by investing activities during the first quarter of fiscal 2027 was $116 million compared to $1,695 million provided by investing activities for the same period in fiscal 2026. In the first quarter of fiscal 2026, we completed the sale of our United States yogurt business for $1,798 million cash. We also received an additional $6 million of cash related to a sale price adjustment related to the sale of our Canada yogurt business in the first quarter of fiscal 2026. In addition, during the first quarter of fiscal 2027, we spent
$90 million on purchases of land, buildings, and equipment, compared to $110 million in the same period last year.
Cash used by financing activities during the first quarter of fiscal 2027 was $210 million compared to $1,507 million in the same period in fiscal 2026. We had $133 million of net debt issuances in the first quarter of fiscal 2027 compared to $655 million of net debt payments in the same period a year ago. In addition, we purchased $500 million of common stock for treasury in the first quarter of fiscal 2026. We paid $330 million of dividends in the first quarter of fiscal 2027, essentially matching the same period last year.
As of August 30, 2026, we had $406 million of cash and cash equivalents in foreign jurisdictions. In anticipation of repatriating funds from foreign jurisdictions, we record local country withholding taxes on our international earnings, as applicable. We may repatriate our cash and cash equivalents held by our foreign subsidiaries without such funds being subject to further U.S. income tax liability. Earnings prior to fiscal 2018 from our foreign subsidiaries remain permanently reinvested in those jurisdictions.
The following table details the credit facilities and lines of credit we had available as of August 30, 2026:

In Millions	Borrowing Capacity	Borrowed Amount
Committed credit facility expiring October 2029	$2,700.0	$—
Uncommitted credit facilities and lines of credit	776.4	11.6
Total	$3,476.4	$11.6
To ensure availability of funds, we maintain bank credit lines and have commercial paper programs available to us in the United States and Europe.
Certain of our long-term debt agreements and our credit facilities contain restrictive covenants. We are in compliance with all of these covenants.
We have $1,047 million of long-term debt maturing in the next 12 months that is classified as current, including €500 million of floating-rate senior notes due October 22, 2026 and €400 million of 1.5 percent fixed-rate senior notes due April 22, 2027. We believe that cash flows from operations, together with available short- and long-term debt financing, will be adequate to meet our liquidity and capital needs for at least the next 12 months.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on
Form 10-K for the fiscal year ended May 31, 2026. The accounting policies used in preparing our interim fiscal 2027 Consolidated
Financial Statements are the same as those described in our Form 10-K. Please refer to Note 1 to the Consolidated Financial
Statements in Part I, Item 1 of this report for additional information.
Our critical accounting estimates are those that have meaningful impact on the reporting of our financial condition and results of operations. These estimates include our accounting for revenue recognition, valuation of long-lived assets, intangible assets, income taxes, and defined benefit pension, other postretirement benefit, and postemployment benefit plans. The assumptions and methodologies used in the determination of those estimates as of August 30, 2026, are the same as those described in our Annual
Report on Form 10-K for the fiscal year ended May 31, 2026.
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
In addition, we identified a triggering event due to a sustained decline in market capitalization and stock price in the fourth quarter of fiscal 2026 reflecting heightened macroeconomic uncertainty and lower market multiples in our industry, which caused a related increase in our discount rates and required an interim impairment assessment. We performed the interim impairment assessment of our goodwill and other intangible assets as of May 31, 2026, and determined that the fair values of our North America Pet reporting unit and our Nudges and True Chews brand intangible assets no longer exceeded the carrying values of the respective assets, primarily driven by an increase in the discount rates. As a result, in the fourth quarter of fiscal 2026 we recorded $1,750 million of non-cash impairment charges, of which $1,500 million related to the North America Pet reporting unit goodwill and $250 million related to the brand intangible assets, all of which are included within our North America Pet segment. The $1,500 million goodwill impairment charge is not deductible for tax purposes.
We recorded these impairment charges in restructuring, transformation, impairment, and other exit costs in our Consolidated
Statements of (Loss) Earnings in the fourth quarter of fiscal 2026. Our estimates of the fair values were determined based on a discounted cash flow model using inputs which included our long-range cash flow projections for the businesses, royalty rates, discount rates, and tax rates. These fair values are Level 3 assets in the fair value hierarchy.
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
Valuation loss on held for sale business
Non-cash valuation loss related to the planned divestiture of our Brazil business recorded in fiscal 2027. Please refer to Note 2 to the
Consolidated Financial Statements in Part I, Item 1 of this report.
Transaction costs
Fiscal 2027 transaction costs primarily related to the definitive agreement to sell our Brazil business. Fiscal 2026 transaction costs related to the sale of our United States yogurt business. Please refer to Note 2 to the Consolidated Financial Statements in Part I, Item
1 of this report.

Acquisition integration costs
Integration costs related to the Whitebridge Pet Brands acquisition in fiscal 2025 recorded in fiscal 2027 and fiscal 2026, and the acquisition of a pet food business in Europe in fiscal 2024 recorded in fiscal 2026.
Restructuring and transformation charges
Restructuring and transformation charges related to previously announced actions recorded in fiscal 2027 and fiscal 2026. Please refer to Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
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
Investment activity, net
Valuation adjustments of certain corporate investments in fiscal 2026.
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
Our adjusted operating profit margins are calculated as follows:

	Quarter Ended
	Aug. 30, 2026		Aug. 24, 2025
In Millions	Value	Percent of Net Sales	Value	Percent of Net Sales
Operating profit as reported	$633.6	14.4%	$1,725.8	38.2%
Mark-to-market effects	(29.5)	(0.7)%	8.5	0.2%
Valuation loss on held for sale business	23.7	0.5%	—	—%
Transaction costs	4.3	0.1%	11.8	0.3%
Acquisition integration costs	1.7	—%	1.4	—%
Restructuring and transformation charges	0.2	—%	18.3	0.4%
Divestitures gain	—	—%	(1,054.4)	(23.3)%
Investment activity, net	—	—%	(0.2)	—%
Adjusted operating profit	$634.0	14.4%	$711.2	15.7%
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
Our adjusted operating profit growth on a constant-currency basis is calculated as follows:

	Quarter Ended
In Millions	Aug. 30, 2026	Aug. 24, 2025	Change
Operating profit as reported	$633.6	$1,725.8	(63)%
Mark-to-market effects	(29.5)	8.5
Valuation loss on held for sale business	23.7	—
Transaction costs	4.3	11.8
Acquisition integration costs	1.7	1.4
Restructuring and transformation charges	0.2	18.3
Divestitures gain	—	(1,054.4)
Investment activity, net	—	(0.2)
Adjusted operating profit	$634.0	$711.2	(11)%
Foreign currency exchange impact			Flat
Adjusted operating profit growth, on a constant-currency basis			(11)%
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
basis.
The reconciliation of our GAAP measure, diluted EPS, to adjusted diluted EPS and the related constant-currency growth rates follows:

	Quarter Ended
Per Share Data	Aug. 30, 2026	Aug. 24, 2025	Change
Diluted earnings per share, as reported	$0.74	$2.22	(67)%
Valuation loss on held for sale business	0.04	—
Mark-to-market effects	(0.04)	0.01
Transaction costs	0.01	0.02
Restructuring and transformation charges	—	0.03
Divestitures gain	—	(1.43)
CPW asset impairments and transaction costs	—	0.02
Adjusted diluted earnings per share	$0.75	$0.86	(13)%
Foreign currency exchange impact			Flat
Adjusted diluted earnings per share growth, on a constant-currency basis			(13)%
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
our joint ventures by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.

After-tax earnings from joint ventures growth rates on a constant-currency basis are calculated as follows:

	Percentage Change in After-Tax Earnings from Joint Ventures as Reported	Impact of Foreign Currency Exchange	Percentage Change in After-Tax Earnings from Joint Ventures on Constant-Currency Basis
Quarter Ended Aug. 30, 2026	178%	Flat	178%
Note: Table may not foot due to rounding.
Constant-currency Segment Operating Profit Growth Rates
We believe that this measure provides useful information to investors because it provides transparency to underlying performance of our segments by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given volatility in foreign currency exchange markets.
Our segments’ operating profit growth rates on a constant-currency basis are calculated as follows:

	Quarter Ended Aug. 30, 2026
	Percentage Change in Operating Profit as Reported	Impact of Foreign Currency Exchange	Percentage Change in Operating Profit on Constant-Currency Basis
North America Retail	(15)%	Flat	(15)%
International	14%	(1) pt	15%
North America Pet	(12)%	Flat	(12)%
North America Foodservice	12%	Flat	12%
Note: Table may not foot due to rounding.
Adjusted Effective Income Tax Rates
We believe this measure provides useful information to investors because it presents the adjusted effective income tax rate on a comparable year-to-year basis.
Adjusted effective income tax rates are calculated as follows:

	Quarter Ended
	Aug. 30, 2026		Aug. 24, 2025
In Millions (Except Per Share Data)	Pretax Earnings (a)	Income Taxes	Pretax Earnings (a)	Income Taxes
As reported	$502.0	$122.8	$1,608.1	$410.9
Mark-to-market effects	(29.5)	(6.8)	8.5	2.0
Valuation loss on held for sale business	23.7	—	—	—
Transaction costs	4.3	1.0	11.8	2.7
Acquisition integration costs	1.7	0.4	1.4	0.3
Restructuring and transformation charges	0.2	—	18.3	4.3
Divestitures gain	—	—	(1,054.4)	(276.9)
Investment activity, net	—	—	(0.2)	(0.1)
As adjusted	$502.4	$117.5	$593.5	$143.2
Effective tax rate:
As reported		24.5%		25.6%
As adjusted		23.4%		24.1%
Sum of adjustments to income taxes		$(5.4)		$(267.7)
Average number of common shares - diluted EPS		537.9		542.5
Impact of income tax adjustments on adjusted diluted EPS		$0.01		$0.49
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
You should also consider the risk factors that we identify in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026, which could also affect our future results.
We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
The estimated maximum potential value-at-risk arising from a one-day loss in fair value for our interest rate, foreign exchange, commodity, and equity market-risk-sensitive instruments outstanding as of August 30, 2026, was as follows:

In Millions	One-day Risk of Loss	Change During Three- Month Period Ended Aug. 30, 2026	Analysis of Change
Interest rate instruments	$33	$(4)	Decrease in interest rate volatility
Foreign currency instruments	39	(7)	Decrease in rate volatility
Commodity instruments	5	1	Immaterial
Equity instruments	3	1	Immaterial
For additional information, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

Item 4.      Controls and Procedures.
We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Securities Exchange Act of 1934). Based on our evaluation, our Chief Executive Officer and Chief Financial
Officer have concluded that, as of August 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2)
accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended
August 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Program (c)	Maximum Number of Shares that may yet be Purchased Under the Program (c)
June 1, 2026 - July 05, 2026	—	$—	—	26,897,169
July 06, 2026 - August 02, 2026	—	—	—	26,897,169
August 03, 2026 - August 30, 2026	—	—	—	26,897,169
Total	—	$—	—	26,897,169
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
Item 5.      Other Information.
During the fiscal quarter ended August 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II. OTHER INFORMATION

Item 6.	Exhibits.
10.1	Forms of Special Stock Unit Award Agreements
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MILLS, INC.
(Registrant)

Date: September 23, 2026	/s/ Mark A. Pallot
Mark A. Pallot
Vice President, Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)